Form 10-K
period 1998-12-31
NORTHWEST AIRLINES CORP
filed 1999-03-25
CIK 1058033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23642
                            ------------------------
                         NORTHWEST AIRLINES CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                  95-4205287
(State or other jurisdiction     (I.R.S. Employer
     of incorporation or        Identification No.)
        organization)

                 2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121

                    (Address of principal executive offices)

                                 (612) 726-2111

               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                               WHICH REGISTERED
----------------------------------------------  ----------------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE                THE NASDAQ NATIONAL MARKET

       PREFERRED STOCK PURCHASE RIGHTS                    THE NASDAQ NATIONAL MARKET

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $1.6 billion.

    As of February 26, 1999, there were 84,034,905 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company"), is the indirect parent corporation of Northwest Airlines, Inc. ("Northwest"). Northwest operates the world's fourth largest airline (as measured by 1997 revenue passenger miles ("RPMs")) and is engaged in the business of transporting passengers and cargo. Northwest's business focuses on the development of a global airline network through its strategic assets that include:

    - domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

    - an extensive Pacific route system with hubs at Tokyo and Osaka;

    - a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM") that operates through a hub in Amsterdam; and

    - a global alliance with Continental Airlines, Inc. ("Continental").

OPERATIONS AND ROUTE NETWORK

    Northwest operates substantial domestic and international route networks and directly serves more than 150 cities in 21 countries in North America, Asia and Europe. Northwest had more than 50.5 million enplanements and flew over 66.7 billion RPMs in 1998. Northwest began operations in 1926.

    Northwest has expanded its network and provides greater service to its customers through the use of domestic and international alliances and code-share agreements with other airlines. Code-sharing is an agreement under which an airline's flights can be marketed under the two-letter designator code of another airline. By coordinating flight schedules, product development and marketing, Northwest and its alliance partners, provide a global network to over 500 cities and 90 countries in the U.S., Canada, Asia, India, the South Pacific, Mexico and the Caribbean, Europe, the Middle East, Africa and Latin America.

    During 1998, Northwest and Continental entered into a thirteen-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The airlines will continue operating their two networks, which overlap on only seven routes, under separate identities. The combined network will result in a domestic presence comparable to that of either United Air Lines, Inc. or American Airlines, Inc. (based on 1998 ASMs), provide Northwest access to Latin America and increase its Pacific presence.

    In December 1998, Northwest and Continental began implementing their alliance. Since then, they have initiated code-sharing to several points in Asia and to many domestic cities. Northwest anticipates that it will add additional code-sharing with Continental in 1999; however, further international code-sharing is subject to certain regulatory approvals. Through increased domestic and international connections, Northwest anticipates increasing its market share and enhancing its revenue. Other joint activities anticipated to be implemented include airport facility coordination, joint purchasing, certain coordinated sales programs, and the inclusion of Continental in Northwest's trans-Atlantic joint venture alliance with KLM. Through combined purchasing power and increased efficiencies in airport operations, Northwest also anticipates reducing its operating costs.

DOMESTIC SYSTEM

    Northwest's domestic route system serves 46 states in the U.S., the District of Columbia, Mexico, Canada and the Caribbean. Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis. The hub system gathers passengers from the hub and cities surrounding the hub and provides more frequent local and connecting service than if each route were served on a nonstop point-to-point basis. As part of its alliance with Continental, Northwest's passengers will be able to connect through Continental's hubs in Newark, Houston and Cleveland to additional cities not previously served by Northwest.

    Northwest's hubs provide connections to feed traffic into its ten gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Anchorage, Boston, Honolulu, Las Vegas, Los Angeles, New York, Philadelphia, San Francisco, Seattle and Washington D.C. In addition, KLM operates flights to Amsterdam from Memphis, Atlanta, Chicago and Houston.

    Northwest has exclusive marketing agreements with two regional carriers:
Mesaba Aviation, Inc. ("Mesaba") and Express Airlines I, Inc. ("Express"), a wholly-owned indirect subsidiary of NWA Corp. Under these agreements, these regional carriers operate their flights under the Northwest "NW" code and are identified as Northwest Airlink carriers. The primary purpose of these marketing agreements is to provide more frequent service to small cities, which increases connecting traffic at Northwest's hubs. Currently these carriers exclusively serve 77 airports.

    DETROIT. Northwest and Mesaba together serve over 130 cities from Detroit. For the 12 months ended June 30, 1998, Northwest and Mesaba enplaned 66% of originating passengers from this hub, while the next largest competitor enplaned 5%. Detroit, which is the sixth largest origination/destination hub in the U.S., is Northwest's largest international gateway from the continental U.S., offering nonstop flights to 17 foreign cities, including 20 nonstop flights to Japan per week.

    MINNEAPOLIS/ST. PAUL. Northwest and Mesaba together serve over 140 cities from Minneapolis/St. Paul. For the 12 months ended June 30, 1998, Northwest and Mesaba enplaned 73% of originating passengers from this hub, while the next largest competitor enplaned 5%. Minneapolis/St. Paul is the eleventh largest origination/ destination hub in the U.S.

    MEMPHIS. Northwest and Express serve over 80 cities from Memphis. For the 12 months ended June 30, 1998, Northwest enplaned approximately 56% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 23%. Mesaba began serving this hub in March 1999 with regional jet service.

    Northwest has additional marketing agreements with Alaska Airlines, Horizon Air, Trans States Airlines, Inc. and America West Airlines, Inc. for code-sharing on some of these carriers' routes in the western U.S. The primary purpose of the arrangements with these airlines is to provide increased connections between Northwest's route network and their route networks to generate increased traffic into Northwest's domestic system and international gateways to the Pacific.

    Northwest, together with Mesaba, currently operates service to seven cities in Mexico, 12 cities in Canada and five cities in the Caribbean. Through its alliance with Continental, Northwest will be able to provide substantial connecting service to Mexico and Central America, as Continental is one of the leading airlines providing service to the region, serving more destinations than any other U.S. airline.

INTERNATIONAL SYSTEM

    Northwest has a comprehensive route network to the Pacific, providing extensive service to Japan and China, and also services destinations to Europe and India. The Company has joint marketing alliances and code-share agreements with other foreign carriers that allow it to expand its service and enter additional markets with minimal capital outlay.

    PACIFIC. Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks, with over 470 weekly flights. Northwest's Pacific operations are concentrated at its Tokyo hub. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificate and slot portfolio to operate a network linking eight U.S. gateways and ten Asian and Micronesian destinations via Tokyo. Northwest has also developed a hub at Osaka's Kansai airport, where it holds 108 takeoff and landing slots. Northwest currently operates 42 weekly departures from Osaka, which includes service between four U.S. gateways and three Asian destinations.

    Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, the Philippines, Thailand, Singapore, Northern Mariana Islands, and China, including Hong Kong. Northwest's Japan presence results from the 1952 U.S.-Japan bilateral aviation agreement, as amended, which establishes rights to carry traffic between Japan and the U.S. and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. Northwest and United are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. On March 14, 1998, the U.S. and Japan expanded their aviation agreement. Primary benefits of the new agreement for Northwest included unlimited rights and frequencies to operate between any point in the U.S. and Japan and the ability to code-share with Japanese carriers. The agreement confirmed and expanded Northwest's "fifth freedom" rights and the U.S. received assurances that Northwest will retain all its weekly takeoff and landing slots at Tokyo and Osaka and will have access to new slots as they become available. In 1998, the Company added nonstop service between Detroit and Nagoya, Las Vegas and Tokyo, Anchorage and Tokyo, and Nagoya and Manila. In 1999, Northwest began nonstop service between Kaohsiuing, Taiwan and Osaka and Kuala Lumpur, Malaysia and Osaka.

    Northwest continues to expand its Pacific presence through additional alliances. Northwest is currently implementing an alliance with Japan Air System, which has approximately 25% of Japan's domestic traffic. The alliance includes coordinated flight connections, traffic servicing, and reciprocal frequent flyer programs and is expected to include code-sharing and other cooperative activities. Northwest also has code-sharing and marketing agreements with Hawaiian Airlines and Pacific Island Aviation.

    In October 1998, the Company began code-sharing with Air China as part of a minimum four year alliance entered into in May 1998. The alliance connects the two carriers' networks and also includes frequent flyer program reciprocity and joint marketing. At the end of 1998, Northwest and Air China provided 17 flights each week between the U.S. and China, including four Northwest nonstop flights between Detroit and Beijing. This is the only regularly scheduled nonstop service between the U.S. and China's capital operated by a U.S. carrier. Northwest alliance partners, Alaska Airlines, America West Airlines and Continental, have entered into alliance agreements with Air China; Northwest and its partners collectively provide the most nonstop and one-stop service between the U.S. and China.

    On February 2, 1999, Northwest and Malaysia Airlines entered into a Memorandum of Understanding ("MOU") designed to lead to an operational and marketing alliance. The MOU provides for coordinated flight connections, code-sharing, frequent flyer program reciprocity and other coordinated activities.

    ATLANTIC. Northwest provides passenger service from seven U.S. gateway cities to Amsterdam, Paris, Frankfurt and London (Gatwick) with 70 weekly nonstop flights. Northwest also provides service to Mumbai and Delhi, India from Amsterdam. Daily nonstop service from Minneapolis/St. Paul to Oslo, Norway is scheduled to begin on May 1, 1999 and from Minneapolis/St. Paul to Amsterdam in April 1999. An additional seasonal daily nonstop flight from Detroit to Amsterdam is planned to be added in June 1999.

    Northwest and KLM operate their trans-Atlantic flights pursuant to a commercial and operational joint venture alliance. Northwest and KLM have expanded their trans-Atlantic presence by operating joint service between 13 U.S. cities and Amsterdam, KLM's hub airport. Code-sharing between Northwest and KLM has been implemented on flights to 61 European, eight Middle Eastern, seven African, three Asian and over 185 U.S. cities. The Northwest/KLM alliance benefits from antitrust immunity that facilitates coordinated pricing, scheduling, product development and marketing.

    In September 1997, Northwest and KLM expanded their alliance for a minimum of 13 years and expanded their areas of cooperation to include services between Europe and Canada, India and Mexico. In addition, the two companies plan to increase the level of cooperation between their respective cargo divisions and will explore extending their alliance to include additional partners and to further develop strategies for joint marketing and product development. In February 1998, a leading aviation trade magazine, AIR TRANSPORT WORLD, awarded its "1997 Airline of the Year" honor to the Northwest/KLM alliance.

    In November 1998, KLM and Alitalia entered into a strategic commercial alliance and began code-sharing. KLM and Alitalia have stated that they expect to develop a European multi-hub network based in Amsterdam, Rome and Milan. Continental and Alitalia currently code-share between the U.S. and Italy and Northwest anticipates that Alitalia will also join the Northwest/KLM trans-Atlantic joint venture alliance, subject to regulatory approvals. If consummated, the addition of Alitalia and Continental to the Northwest/KLM trans-Atlantic joint venture alliance would create a combination comparable in scale and scope to other global alliances, resulting in over a 15% trans-Atlantic market share (based on 1998 ASMs) with service to 48 countries.

    To further enhance Northwest's service in Europe, India, and Southeast Asia, Northwest also has marketing agreements with Eurowings, Braathens, KLM uk, KLM exel, Jet Airways Private Ltd., Kenya Airways, and Garuda Indonesia. KLM has similar agreements with Air Engiadina of Switzerland and Regionale Air of France, and Northwest expects to enter into similar agreements with these two airlines. Northwest has a marketing agreement with Business Express Airlines for code-sharing in the Boston area to feed its trans-Atlantic and domestic route network.

    In September 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Based primarily on the open-entry market created by this treaty and the limited competitive overlap between route systems, Northwest and KLM petitioned the Department of Transportation (the "DOT") for joint immunity from the U.S. antitrust laws and, under conditions imposed by the DOT, were granted such immunity in January 1993. Northwest and KLM re-submitted their alliance agreement to the DOT in January 1998. The European Commission ("EC") has commenced a review of all trans-Atlantic airline alliances, including Northwest/KLM. The EC is considering imposing certain regulatory conditions that may restrict the areas of permissible cooperation.

    LATIN AMERICA. Through the Company's alliance with Continental, Northwest will increase its Latin American presence. Continental flies to eight cities in South America and offers additional connecting service through alliances with foreign carriers. Northwest expects to implement code-sharing in Latin America with Continental in 1999.

CARGO

    Northwest, utilizing eight Boeing 747 freighter aircraft, is the world's tenth largest cargo air carrier (based on 1997 freight ton miles). Northwest is one of only two U.S. passenger airlines to operate a dedicated all-cargo freighter fleet. Cargo accounts for 7% of the Company's operating revenues, and the majority of its cargo revenues originate in or are destined for Asia. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific.

OTHER ACTIVITIES

    MLT INC. MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its MLT Vacations charter program, MLT markets and supports Northwest's WorldVacation packages and offers leisure fares to several domestic and international destinations, primarily on Northwest.

    NORTHWEST AEROSPACE TRAINING CORPORATION. Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 22 full-flight simulators and training devices. In 1998, 44% of NATCO's revenues came from third parties. NATCO's customer base includes both domestic and international airlines.

    NORTHWEST PARS, INC. Northwest PARS, Inc. holds a 33.7% limited partnership interest in WORLDSPAN, L.P. ("WORLDSPAN"). WORLDSPAN operates and markets a computer reservations and passenger processing system ("CRS") for the travel industry. Delta Air Lines, Inc. and Trans World Airlines, Inc. own 40% and 26.3% of WORLDSPAN, respectively.

INDUSTRY CONDITIONS AND COMPETITION

    The airline industry is both cyclical and seasonal in nature. Due to seasonal fluctuations, the Company's operating results for any interim period are not necessarily indicative of those for the entire year. The Company's second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

    The airline industry is highly competitive. Airline profit levels are highly sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, airline capacity and pricing actions taken by other airlines. For example, from 1990 to 1993, the weak U.S. economy, turbulent international events and extensive price discounting by carriers resulted in unprecedented losses for U.S. airlines, including Northwest. Since then, the U.S. economy has improved and broadly available, deep price discounting has ceased.

    Northwest's competitors include all the other major domestic airlines, as well as foreign, national, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. Northwest uses yield inventory management systems to vary the number of discount seats offered on each flight in an effort to maximize revenues while remaining price competitive with lower-cost carriers.

    In recent years, the major U.S. airlines have formed marketing alliances with other U.S. and foreign airlines. Such alliances generally provide for code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on that airline's segment of flights connecting with alliance partners. Other major U.S. airlines have alliances or planned alliances that may be more extensive than Northwest's alliances. Northwest's ability to grow its route network by entering into alliances depends upon the availability of suitable alliance candidates and the ability of Northwest and its alliance partners to meet business objectives and to perform their obligations under the alliance agreements.

    Northwest has developed strategies that are designed to utilize the Company's strategic assets to its competitive advantage. These strategies focus on providing reliable, convenient and consistent air transportation. In addition, the Company's frequent flyer program, targeted fare promotions and customer service improvements are designed to maintain and improve its competitive position.

WORLDSPAN COMPUTER RESERVATION SYSTEM

    The large majority of travel agencies in the U.S. obtain their airline travel information through access to a CRS. A CRS, which is typically owned or operated by an airline or airlines, is used by travel agents to make airline, hotel and car reservations and to issue airline tickets. Northwest's presence through WORLDSPAN in the CRS market gives it a voice in the distribution of its airline product. Based on the number of passenger segments sold and the number of agency locations, WORLDSPAN ranks third in market share among travel agents in the U.S. WORLDSPAN is subject to CRS regulations promulgated by the DOT and the European Economic Community.

MARKETING

    Consistent with the experience of other carriers, approximately 80% of ticket sales for travel on Northwest are sold by travel agents. Travel agents generally receive commissions on sales of tickets. Airlines often pay additional commissions in connection with special revenue programs.

    Northwest introduced electronic ticketing for its entire U.S. and Canadian route system in 1996. By the end of 1998, 52% of Northwest's North American customers were using electronic tickets ("E-Tickets"). Northwest is continuing to expand electronic ticketing and anticipates that in 1999 E-Tickets will be available for travel from North America to all Northwest destinations worldwide.

    Northwest became the first major airline to deploy compact self-service kiosks to enhance its electronic ticketing services in 1997. These electronic service centers enable E-Ticket customers to obtain boarding passes, make current-day flight or seat changes, obtain WORLDPERKS Gold upgrades and, at some locations, check their own bags. Electronic service centers are now available at 18 airports in North America, including Detroit, Minneapolis/St. Paul, Memphis, Baltimore, Boston, Chicago O'Hare, Indianapolis, Kansas City, New York (La Guardia), Los Angeles, Milwaukee, Newark, Philadelphia, Phoenix, San Francisco, Seattle/Tacoma, Tampa and Washington D.C. (Ronald Reagan National).

    Northwest offers CyberSaver fares through its web site on the World Wide Web (www.nwa.com). These fares offer travelers the opportunity to realize deep discounts for weekend travel on selected domestic routes. In 1998, Northwest became the first airline to allow participants in the WORLDPERKS frequent flyer program to redeem mileage awards online. In cooperation with KLM, the web site's expanded booking capability now allows customers from the U.S., Canada, Japan, the United Kingdom, Sweden, Norway, Denmark and Germany to arrange their travel online. In 1998, the site was named "best airline web site" by the DOW JONES BUSINESS DIRECTORY and by the Web Marketing Association.

    In conjunction with the Northwest's global alliance with Continental, Northwest and Continental Micronesia, Inc. ("CMI"), a wholly-owned subsidiary of Continental operating in the South Pacific, plan to utilize coordinated sales activities.

FREQUENT FLYER PROGRAM

    Northwest operates a frequent flyer marketing program known as "WORLDPERKS" under which mileage credits are earned by flying on Northwest or participating airlines and by using the services of participating bank credit cards, hotels, long-distance companies and car rental firms. Northwest sells mileage credits to the other companies participating in the program. The program was designed to retain and increase the business of frequent travelers by offering incentives for their continued patronage.

    The WORLDPERKS program is based on a mileage banking system (miles earned are accumulated in an account for each member). Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. Additional features include the use of seasonal awards based on peak/off-peak period travel and a three-tier award structure.

    Concurrently with the commencement of its global alliance with Continental, Northwest enhanced its WORLDPERKS program. Beginning in 1998, WORLDPERKS miles do not expire, domestic award travel levels starting as low as 20,000 miles are available nine months of the year and WORLDPERKS members are allowed to earn WORLDPERKS miles on Northwest and its alliance partners, including Continental.

    Northwest accounts for its frequent flyer obligation on the accrual basis using the incremental cost method. Northwest includes food and beverage, fuel, insurance, security, miscellaneous claims and WORLDPERKS service center expense in its incremental cost calculation. The incremental costs do not include any contribution to overhead or profit. Food, beverage and other costs are based on average cost per passenger for the current twelve-month period. The incremental fuel unit cost per passenger is based on engineering formulas that determine the average fuel cost per pound carried. Average year-to-date fuel price and estimated average weight of each added onboard passenger and luggage are factored into the incremental cost computation and converted to a rate per passenger per award.

    The number of estimated travel awards outstanding at December 31, 1998, 1997 and 1996 was approximately 6,147,000, 5,123,000 and 4,536,000 awards, respectively (data for 1998 is based on an average of 22,500 miles per domestic award instead of the previous 23,900 miles per award and an average of 45,500 miles per international award). Northwest estimated its recorded liability based on 5,073,000, 4,198,000 and 3,642,000 of these awards, respectively. The estimated liability excludes accounts that have never attained the lowest travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. The number of estimated travel awards used for travel on Northwest during the years ended December 31, 1998, 1997 and 1996 was approximately 1,159,000, 1,111,000 and 1,025,000, respectively. These awards represented an estimated 6.8%, 5.8% and 5.5% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WORLDPERKS award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations and blackout dates, and program incentives to travel during off-peak periods.

AIRCRAFT FUEL

    Northwest's worldwide aircraft fuel requirements are met by approximately 50 different suppliers. Northwest has contracts with these suppliers, the terms of which vary as to price, payment terms, quantities and duration. Northwest also makes purchases of fuel based on price and availability. In order to provide a measure of control over price and supply, Northwest trades and ships fuel and maintains fuel storage facilities to support its flight operations. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel. Major changes in the price or availability of fuel could materially affect the financial results of the Company.

    The following table summarizes Northwest's fuel consumption and costs:

                                                                       YEAR ENDED DECEMBER 31
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Gallons consumed (in millions)...................................      1,877      1,996      1,945
Total costs (in millions)(1).....................................  $   1,006  $   1,295  $   1,307
Average cost per gallon (cents)..................................      53.60      64.86      67.21
Percentage of operating expenses.................................       10.9%      14.3%      14.8%

------------------------

(1) Excludes taxes and into-plane fees.

REGULATION

    GENERAL. The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. Northwest is subject to DOT regulations because it holds certificates of public convenience and necessity as well as air carrier operating certificates. Northwest's domestic route authority from the DOT permits it to engage in the interstate and overseas transportation of passengers, freight and mail between all points in the U.S. and it territories and possessions.

    The DOT has jurisdiction over international route authorities, CRSs and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. The Federal Aviation Administration (the "FAA") regulates flight operations, including air space control, and aircraft and security standards. The Department of Justice (the "DOJ") has jurisdiction over airline competition matters, including mergers and acquisitions. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest's operations.

    In April 1998, the DOT issued proposed competition guidelines that would severely limit major carriers' ability to compete with new entrant carriers. In addition, the DOJ is investigating competition at major hub airports and several items of legislation have been introduced in Congress that would, if enacted:
(i) create new slots for redistribution to new entrants and smaller carriers,
(ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases and/or (iii) require major carriers like Northwest to enter into interline agreements with smaller carriers and authorize the DOT to investigate airline marketing practices that may inhibit service to small and medium sized communities and impose regulations to remedy any service problems so identified. The outcomes of the DOT guidelines, the investigations and the proposed legislation are unknown. However, to the extent that (i) restrictions are imposed upon Northwest's ability to respond to competition, or (ii) competitors receive financial assistance or special regulatory protections, Northwest's business may be adversely impacted.

    Northwest operates its international routes under route certificates issued by the DOT. Substantial portions of Northwest's Pacific route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates are temporary and subject to periodic renewal by the DOT. Northwest requests extensions of these certificates when and as appropriate. The DOT typically renews temporary authorities on routes when the authorized carrier is providing a reasonable level of service. With respect to foreign air transportation, the DOT must approve agreements between air carriers, including code-sharing agreements, and may grant antitrust immunity for those agreements.

    Northwest's rights to operate to foreign countries, including Japan and other countries in the Pacific and Europe, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and the respective foreign country, while other aviation agreements limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest's ability to maintain and/or expand air service to the foreign country.

    Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo and Osaka. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

    AIRPORT ACCESS. Four of the nation's airports, Chicago O'Hare, New York (LaGuardia and Kennedy International) and Washington D.C. (Ronald Reagan National), have been designated by the FAA as "high density traffic airports," and the number of take-offs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions.

    LABOR. The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing 11 separate employee groups. For current status of agreements, see "Item 1. Business--Employees." In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia; such agreements are not subject to the RLA.

    NOISE ABATEMENT. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out of Stage II aircraft operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. The FAA regulations, which implement the ANCA, require carriers to modify or reduce the number of Stage II aircraft operated by 75% by the end of 1998 and 100% by the end of 1999. Alternatively, a carrier could satisfy these compliance requirements by operating a fleet that is at least 75% Stage III by the end of 1998 and 100% Stage III by the end of 1999. As of December 31, 1998, Northwest operated 342 Stage III aircraft and 67 Stage II aircraft. Northwest is currently in compliance and has plans in place to enable it to meet the 1999 year-end operational requirements.

    The ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage II aircraft and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on nighttime operations, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. While to date Northwest has sufficient operational and scheduling flexibility to accomodate current local noise restrictions, its operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

    The European Union is considering a proposed rule that would prohibit the registration in Europe of aircraft with "hushkits" after April 1, 1999. Northwest opposes such a rule as it could inhibit its operations in Europe as well as reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia.

    SAFETY. The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

    The Company's aircraft require various levels of maintenance or "checks" and periodically undergo complete overhauls. Maintenance efforts are monitored closely by the FAA, with FAA representatives present at the Company's maintenance facilities. The FAA has issued several Airworthiness Directives ("ADs") which mandate changes to an air carrier's maintenance program for older aircraft. These ADs (which include structural modifications to certain aircraft) were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The Company is currently, and expects to remain, in compliance with all applicable requirements under the FAA-issued ADs.

    A combination of FAA and Occupational Safety and Health Administration regulations on both the federal and state levels apply to all of Northwest's ground-based operations.

    ENVIRONMENTAL. The Company is subject to regulation under various environmental laws and regulations, which are administered by numerous state and federal agencies, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). In addition, many state and local governments have adopted environmental laws and regulations to which the Company's operations are subject.

    The Massachusetts Department of Environmental Protection has identified a number of contaminated sites at Boston's Logan Airport. Northwest has been identified as a potentially responsible party under Massachusetts law. Management believes that its liability for the cost of the remediation of the Logan site, if any, will not have a material adverse effect on the Company's financial statements when taken as a whole.

    CIVIL RESERVE AIR FLEET PROGRAM. Northwest is a participant in the Civil Reserve Air Fleet Program pursuant to which Northwest has agreed to make available, during the period beginning October 1, 1998 and ending September 30, 1999, 33 747 aircraft, 38 DC10 aircraft, and nine 727 aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 50,600 full-time equivalent employees of whom approximately 2,300 were foreign nationals working primarily in Asia. Unions represent approximately 90% of the Company's employees. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

                                     APPROXIMATE
                                      NUMBER OF
                                      FULL-TIME
                                     EQUIVALENT
                                      EMPLOYEES                                                          AMENDABLE
EMPLOYEE GROUP                         COVERED                            UNION                            DATE
----------------------------------  -------------  ---------------------------------------------------  -----------
Pilots............................        6,000    Air Line Pilots Association, International              9/13/02
Clerks and Agents.................       10,600    International Association of Machinists & Aerospace
                                                     Workers ("IAM")                                       2/25/03
Equipment Service Employees and
  Stock Clerks....................        7,000    IAM                                                     2/25/03
Flight Attendants.................        9,600    International Brotherhood of Teamsters, Chauffeurs,
                                                     Warehousemen & Helpers of America                      8/2/96
Mechanics and Related Employees...        9,400    IAM                                                    10/03/96

    As previously discussed, the above agreements are governed by the RLA. Pursuant to the RLA, an agreement becomes amendable at the expiration of its stated term, and continues in effect while the parties pursue agreement on a new contract. In addition to the direct negotiation phase, the RLA also provides for a period of mediation, potential arbitration of unresolved issues, and a 30-day "cooling off" period before either party can resort to self help. See also "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of collective bargaining activities.

HOLDING COMPANY REORGANIZATION

    In connection with the purchase of its interest in Continental, NWA Corp. effected a holding company reorganization on November 20, 1998. As a result of this reorganization, Northwest Airlines Holdings Corporation, which was formerly known as Northwest Airlines Corporation and was at that time the publicly traded holding company ("Old NWA Corp."), became a direct wholly-owned subsidiary of the new holding company, NWA Corp. As a result, NWA Corp. is now the publicly traded holding company, which owns directly Old NWA Corp. and indirectly the holding and operating subsidiaries of Old NWA Corp. References in this Annual Report to NWA Corp., Common Stock and Series C Preferred Stock for time periods prior to November 20, 1998 refer to Old NWA Corp. and the Common Stock and Series C Preferred Stock of Old NWA Corp., respectively. See Note A to the Consolidated Financial Statements included within Item 8. Consolidated Financial Statements and Supplementary Data.

FORWARD-LOOKING STATEMENTS

    Certain of the statements made in this section and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein.

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

    The Company operated a fleet of 409 aircraft at December 31, 1998, consisting of 330 narrow-body and 79 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to match its aircraft to its route network requirements more efficiently.

    As of December 31, 1998, 296 aircraft were owned and 113 aircraft were leased. The Company currently operates 63 (of which 35 are owned) Airbus A320 aircraft with an average age of 5.7 years. The Company's fleet of Boeing aircraft includes 38 (of which 29 are owned) 727 aircraft with an average age of
19.6 years, 48 (of which 15 are owned) 757 aircraft with an average age of 9.3 years, 33 (of which 18 are owned) 747 aircraft with an average age of 16.7 years and eight (of which five are owned) 747 freighters with an average age of 18.9 years. The Company's fleet of McDonnell Douglas aircraft includes 173 (of which 156 are owned) DC9 aircraft with an average age of 28.1 years, 38 (of which 30 are owned) DC10 aircraft with an average age of 24.4 years and eight (all of which are owned) MD-80 aircraft with an average age of 16.5 years.

    Although the DC9 and DC10 average aircraft age exceeds twenty years, these aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company has adopted programs to hushkit and modify the 173 DC9 aircraft. As of December 31, 1998, the Company hushkitted 130 of these aircraft and plans on completing the remaining aircraft by December 31, 1999. As a result of these programs, the Company estimates these aircraft could fly on average approximately 14 additional years beyond 1998 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest. The Company estimates that its DC10 aircraft fleet could fly on average at least 20 additional years beyond 1998 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

    For further information related to the Company's aircraft leases and commitments see Notes E, K and N to Consolidated Financial Statements included within Item 8. Consolidated Financial Statements and Supplementary Data.

OTHER PROPERTY AND EQUIPMENT

    Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the Minneapolis/St. Paul International Airport containing the Company's corporate offices. Additional owned buildings include reservation centers in Baltimore, Detroit, Tampa and Chisholm, Minnesota; a data processing center in Eagan, Minnesota; and several office buildings. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

    Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. Expiration dates on these leases range from 1999 to 2027. The Company leases reservations centers in or near Honolulu, Los Angeles, New York City and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul, Atlanta, Georgia and Duluth, Minnesota. The Company also operates approximately 50 city ticket offices. In certain cases, the Company has constructed a facility on leased land, which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a flight kitchen and line maintenance hangar in Seattle; and a 2-bay DC10 hangar in Detroit that will be completed in 1999. Northwest opened a new international departures facility in Detroit in September 1997 and is managing the design and construction of a new $1.2 billion terminal in Detroit which will provide Northwest with 74 gates compared to the 60 present gates. To improve service for its cargo customers, Northwest is investing in a new facility at New York's John
F. Kennedy International Airport with scheduled completion in April 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Antitrust Division of the U.S. Department of Justice commenced a civil antitrust action in the United States District Court for the Eastern District of Michigan (Case No. 98-74611) against the Company and Continental Airlines, Inc. ("Continental") challenging the Company's acquisition of the beneficial ownership of 8,661,224 shares of Continental Class A Common Stock. The Justice Department's complaint seeks divestiture by the Company of the acquired Continental stock or the imposition of additional terms and restrictions on the Company with respect to the acquired Continental stock. The Company intends to vigorously defend the lawsuit. The lawsuit did not challenge the alliance between Northwest and Continental, although the Justice Department has indicated that they will continue to monitor the alliance.

    In January 1998, Northwest received a civil investigative demand ("CID") from the Antitrust Division of the Department of Justice related to an antitrust investigation to determine whether there are, have been or may be violations of Sections 1 and 2 of the Sherman Act related to, among other things, monopolization of hub markets. Northwest understands that this is part of a larger Justice Department investigation of competitive practices in the airline industry. The CID is a request for information in the course of a civil antitrust investigation and does not constitute the institution of legal proceedings. Northwest filed information with the Justice Department that it believes to be responsive to the CID. In February 1999, Northwest received from the Justice Department a request for additional information relating to the CID.

    In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party (including those described above) will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

MANAGEMENT

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, together with their ages and business experience, are set forth below:

    JOHN H. DASBURG, age 56, has served as President and Chief Executive Officer and a director of NWA Corp. and Northwest since 1990. Mr. Dasburg joined Northwest in November 1989 as Executive Vice President-Finance and Administration and was appointed President and Chief Executive Officer in November 1990. From 1987 to 1989, Mr. Dasburg served as President of Marriott's Lodging Group and as an Executive Vice President of Marriott Corp. From 1980 through 1987, he held various senior executive positions at Marriott. Prior to 1980, he was a partner of KPMG Peat Marwick. Mr. Dasburg is on the board of directors of KLM, Owens Corning, The St. Paul Companies, Inc. and the Mayo Foundation.

    RICHARD H. ANDERSON, age 43, was appointed Executive Vice President and Chief Operating Officer of NWA Corp. and Northwest in December 1998. He was Executive Vice President-Technical Operations and Airport Affairs from April 1998 to December 1998 and served as Senior Vice President-Technical Operations and Airport Affairs from January 1997 to April 1998. From July 1994 to December 1996, he was Senior Vice President-Labor Relations, State Affairs and Law. He joined Northwest in 1990 as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental. From 1989 to 1990, Mr. Anderson was Associate General Counsel of Continental.

    MICKEY FORET, age 53, rejoined Northwest in May 1998 as Special Projects Officer and in September 1998 he was appointed Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest. He originally joined Northwest as Senior Vice President-Planning and Finance in December 1992 and from September 1993 to May 1996 served as Executive Vice President and Chief Financial Officer. From June 1996 to September 1997, Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc. From 1990-1992, Mr. Foret was a consultant, primarily to aviation-related businesses. In 1992, Mr. Foret also served as President and Chief Executive Officer of KLH Computers, Inc. From 1974-1990, Mr. Foret held senior positions with Continental Airlines Holdings, Inc. and its subsidiary and predecessor companies, including President and Chief Operating Officer.

    J. TIMOTHY GRIFFIN, age 47, was appointed Executive Vice President-Marketing and Distribution of NWA Corp. and Northwest in January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

    PHILIP C. HAAN, age 43, was appointed Executive Vice President-International, Sales and Information Services of NWA Corp. and Northwest in January 1999. From December 1995 to January 1999, he served as Senior Vice President-International Services. Mr. Haan joined Northwest in April 1991 as Vice President-Revenue Management and served in a number of officer positions. Prior to joining Northwest, he was with American Airlines and Ford Motor Company.

    DOUGLAS M. STEENLAND, age 47, was named Executive Vice President-General Counsel and Alliances of NWA Corp. and Northwest in January 1999. Mr. Steenland served as Executive Vice President-General Counsel and Secretary from June 1998 to January 1999 and as Senior Vice President-General Counsel and Secretary from July 1994 to June 1998. He joined Northwest as Vice President-Deputy General Counsel and Secretary in July 1991. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

    RAYMOND J. VECCI, age 56, joined Northwest as Executive Vice President-Customer Service of NWA Corp. and Northwest in July 1997 and in January 1999 was also appointed President-Michigan Operations. From January 1997 to March 1997, he was Executive Vice President and Chief Operating Officer for Carnival Airlines and President and Chief Executive Officer from March 1997 to June 1997. He was Executive Vice President and Chief Operating Officer of Tower Air from September 1996 to December 1996. From 1991 to 1995, Mr. Vecci was Chairman, President and Chief Executive Officer of Alaska Air Group and Alaska Airlines.

    CHRISTOPHER E. CLOUSER, age 47, has served as Senior Vice President-Human Resources, Communications and Administration of NWA Corp. and Northwest since September 1996. From July 1993 to September 1996, he served as Senior Vice President-Communications, Advertising and Human Resources. He joined Northwest in April 1991 as Senior Vice President-Corporate Communications and Advertising. From 1988 to 1991, Mr. Clouser was Vice President-Corporate Relations and Advertising for Bell Atlantic Corporation. He also served on the board of directors of the Bell Telephone Company of Pennsylvania. Mr. Clouser has previously held officer positions at Hallmark Cards, U.S. Sprint and United Telecommunications, Inc.

    RICHARD B. HIRST, age 54, has served as Senior Vice President-Corporate Affairs of NWA Corp. and Northwest since July 1994. He joined Northwest as Senior Vice President, General Counsel in 1990. From 1986 to 1990, Mr. Hirst served as Vice President, General Counsel and Secretary at Continental.

    ROLF S. ANDRESEN, age 63, has served as Vice President-Finance and Chief Accounting Officer of NWA
Corp. and Northwest since June 1998 and served as Vice President-Finance and Controller from July 1994 to April 1998. Prior to joining Northwest, Mr. Andresen held the Chief Financial Officer position at Private Jet Corp. in 1994 and various officer positions, including Chief Financial Officer, at Pan American World Airways from 1991 to 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 1998 and 1997:

                                                             1998                  1997
                                                     --------------------  ---------------------
QUARTER                                                HIGH        LOW        HIGH        LOW
---------------------------------------------------  ---------  ---------  ----------  ---------
1(st)..............................................  65 5/16    45 1/2     41 3/4      33 1/8
2(nd)..............................................  62 3/16    37         43 3/4      33 7/8
3(rd)..............................................  44 1/2     25 1/16    42 19/32    35 1/4
4(th)..............................................  27 5/8     18 5/8     49 1/8      40 1/2

    As of February 26, 1999, there were 1,269 stockholders of record.

    Since the acquisition in 1989 of NWA Corp.'s principal indirect subsidiary, NWA Inc., which is the parent of Northwest, NWA Corp. has not declared or paid any dividends on its common stock and does not currently intend to do so. Under the provisions of certain of the Company's bank credit agreements, NWA Corp.'s ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6:  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

                                                                        YEAR ENDED DECEMBER 31
                                               -------------------------------------------------------------------------
                                                1998(1)          1997            1996            1995            1994
                                               ---------       ---------       ---------       ---------       ---------
STATEMENTS OF INCOME (IN MILLIONS, EXCEPT PER
  SHARE DATA)
Operating revenues
  Passenger..................................  $ 7,606.5       $ 8,822.1       $ 8,598.3       $ 7,762.0       $ 7,010.1
  Cargo......................................      633.5           789.4           745.8           751.2           755.8
  Other......................................      804.8           614.3           536.4           571.7           559.0
                                               ---------       ---------       ---------       ---------       ---------
                                                 9,044.8        10,225.8         9,880.5         9,084.9         8,324.9
Operating expenses...........................    9,236.2         9,068.6         8,826.7         8,171.5         7,485.3
                                               ---------       ---------       ---------       ---------       ---------
Operating income (loss)......................     (191.4)        1,157.2         1,053.8           913.4           839.6
OPERATING MARGIN.............................       (2.1)%          11.3%           10.7%           10.1%           10.1%

Income (loss) before extraordinary item......  $  (285.5)      $   605.8       $   536.1       $   342.1       $   295.5
Net income (loss)............................  $  (285.5)      $   596.5       $   536.1       $   392.0       $   295.5
  Earnings (loss) per common share:
    BASIC....................................  $   (3.48)      $    5.89(2)    $    5.05(2)    $    3.11(2)    $    3.00
    DILUTED..................................  $   (3.48)      $    5.29(2)    $    4.52(2)    $    2.90(2)    $    2.90

BALANCE SHEETS (IN MILLIONS)
Cash, cash equivalents and unrestricted
  short-term investments.....................  $   480.0       $ 1,039.9       $   752.1       $   970.9       $   968.3
Total assets.................................   10,280.8         9,336.2         8,511.7         8,412.3         8,070.1
Long-term debt, including current
  maturities.................................    4,000.7         2,069.3         2,060.4         2,467.1         4,013.5
Long-term obligations under capital leases,
  including current obligations..............      654.9           705.3           772.2           841.2           890.3
Mandatorily redeemable preferred security of
  subsidiary.................................      564.1           486.3           549.2           618.4          --
Redeemable stock.............................      260.7         1,154.7           602.6           945.5           795.0
Common stockholders' equity (deficit)(3).....     (476.7)         (311.0)           92.9          (818.8)       (1,370.7)

OPERATING STATISTICS(4)
Scheduled service:
  Available seat miles (ASM) (millions)......   91,310.7        96,963.6        93,913.7        87,472.0        85,015.6
  Revenue passenger miles (millions).........   66,738.3        72,031.3        68,639.1        62,515.2        57,873.2
  Passenger load factor......................       73.1%           74.3%           73.1%           71.5%           68.1%
  Revenue passengers (millions)..............       50.5            54.7            52.7            49.3            45.5
  Revenue yield per passenger mile...........      11.26 CENTS     12.11 CENTS     12.53 CENTS     12.42 CENTS     12.11 CENTS
  Passenger revenue per scheduled ASM........       8.23 CENTS      9.00 CENTS      9.16 CENTS      8.87 CENTS      8.25 CENTS

Operating revenue per total ASM(5)...........       9.12 CENTS      9.76 CENTS      9.85 CENTS      9.58 CENTS      8.93 CENTS
Operating expense per total ASM(5)...........       9.21 CENTS      8.63 CENTS      8.78 CENTS      8.66 CENTS      8.08 CENTS

Cargo ton miles (millions)...................    1,954.4         2,282.8         2,215.8         2,246.3         2,322.3
Cargo revenue per ton mile...................       32.4 CENTS      34.5 CENTS      33.7 CENTS      33.4 CENTS      32.5 CENTS

Fuel gallons consumed (millions).............    1,877.1         1,996.3         1,945.1         1,846.2         1,792.8
Average fuel cost per gallon.................      53.60 CENTS     64.86 CENTS     67.21 CENTS     55.66 CENTS     56.23 CENTS
Number of operating aircraft at year end.....        409             405             399             380             361
Full-time equivalent employees at year end...     50,565          48,984          47,536          45,124          43,673

------------------------------

(1) 1998 was affected by labor-related disruptions which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand.

(2) Excludes the effects of the 1997 extraordinary loss ($.10 per basic share and $.08 per diluted share), the 1996 preferred stock transaction ($.75 per basic share and $.68 per diluted share), the 1995 preferred stock transaction ($.64 per basic share and $.58 per diluted share) and the 1995 extraordinary gain ($.55 per basic share and $.50 per diluted share).

(3) No dividends have been paid on common stock for any period presented.

(4) All statistics exclude Express Airlines I, Inc.

(5) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company") incurred a net loss of $285.5 million for the year ended December 31, 1998, compared with net income of $596.5 in 1997. Loss per share was $3.48 in 1998 compared with diluted earnings per share of $5.21 in 1997. An operating loss of $191.4 million was reported in 1998 compared to operating income of $1.16 billion in 1997.

    The year ended December 31, 1998 was affected by labor-related disruptions which included the pilots' strike. Because of these events, year-over-year comparisons are not a useful measure of the underlying operating and financial performance of the Company. However, for continuity of reporting and as a measure of the impact of the labor disruptions, the traditional comparisons are presented herein. The Company estimates the cost of the labor disruptions in lost revenue and incremental expenses to be approximately $1.04 billion on a pre-tax basis for the year ended December 31, 1998.

    Northwest Airlines, Inc. ("Northwest") is the principal indirect operating subsidiary of NWA Corp., accounting for more than 95% of the Company's 1998 consolidated operating revenues and expenses. The Company's operating results are significantly impacted by both general and industry economic environments. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can have significant impacts on the Company's profitability. The Company acquired Express Airlines I, Inc. ("Express") on April 1, 1997; the operating results of Express are included in the consolidated financial statements commencing on that date.

RESULTS OF OPERATIONS--1998 COMPARED TO 1997

    OPERATING REVENUES. Operating revenues were $9.04 billion, a decrease of $1.18 billion (11.5%). Operating revenue per total service available seat mile ("ASM") decreased 6.6%. System passenger revenue decreased $1.22 billion (13.8%) primarily attributable to a decrease in scheduled service ASMs and a decrease in passenger RASM due to the labor disruptions. The decrease in RASM was also a result of a weaker Asian economic environment and weaker foreign currency exchange rates. Passenger revenue included $93.6 million and $100.1 million of Express revenues for the years ended December 31, 1998 and 1997, respectively.

    The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT") and excludes Express:

                                                    SYSTEM           DOMESTIC         PACIFIC          ATLANTIC
                                                   ---------         --------         --------         ------
1998
  Passenger revenue (in millions)................  $ 7,512.9         $5,190.1         $1,619.9         $702.9

INCREASE/(DECREASE) FROM 1997:
  Passenger revenue (in millions)................  $(1,209.1)        $ (691.8)        $ (573.1)        $ 55.8
    Percent......................................      (13.9)%          (11.8)%          (26.1)%          8.6%

  Scheduled service ASMs (capacity)..............       (5.8)%           (6.3)%          (12.1)%         22.2%
  Passenger RASM.................................       (8.6)%           (5.8)%          (15.9)%        (11.1)%
  Yield..........................................       (7.0)%           (5.4)%          (13.4)%         (5.4)%
  Passenger load factor..........................       (1.2) pts.        (.3) pts.       (2.2) pts.     (5.1) pts.

    Domestic passenger revenue was lower due to decreased capacity and yields resulting from the labor disruptions.

    Pacific passenger revenue decreased due to the labor disruptions, an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the

Japanese economy and yen. The average yen per U.S. dollar exchange rate for the year ended December 31, 1998 and 1997 was 133 and 120, respectively, a weakening of the yen of 10.8%. In response to the continued weak Asian economic environment, lower demand and increased competition, the Company reduced capacity in the region during 1998.

    Atlantic passenger revenue increased due to an increase in capacity which resulted primarily from new flying (including service to Mumbai and Delhi, India from Amsterdam) and the initiation of Philadelphia-Amsterdam and Seattle-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam services, offset by a decrease in RASM as a result of the labor disruptions.

    Cargo revenue decreased $155.9 million (19.7%) due to 14.4% fewer cargo ton miles and a 6.2% decrease in cargo revenue per ton mile due to the labor disruptions, a weaker Asian economic environment and weaker Asian currency exchange rates. Other revenue increased $190.5 million (31.0%) due to increased revenue from KLM Royal Dutch Airlines ("KLM") joint venture alliance settlements and MLT Inc.

    OPERATING EXPENSES. Operating expenses increased $167.6 million (1.8%). Operating capacity decreased 5.9% to 91.4 billion total service ASMs which contributed to the 6.7% increase in operating expense per total service ASM. Salaries, wages and benefits increased $236.7 million (7.8%) due primarily to an increase in average full-time equivalent employees of 4.0%, retroactive compensation related to collective bargaining agreements and the impact of settled contracts. Aircraft fuel and taxes decreased $296.7 million (21.3%) due to a 17.4% decrease in the average fuel price per gallon from 64.86 cents to
53.60 cents and a 6.0% decrease in fuel gallons consumed as a result of the labor disruptions. Commissions decreased $163.3 million (19.1%) due to lower revenues as a result of the labor disruptions, a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance, materials and repairs increased $140.6 million (22.7%) due to higher utilization of outside suppliers as a result of increased scheduled overhauls and timing of check cycles, and decreased employee productivity due to the labor disruptions. Other expenses (the principal components of which include outside services, selling and marketing expenses, passenger food, personnel, advertising and promotional expenses, communication expenses and supplies) increased $239.4 million (12.2%), due primarily to increased business for MLT Inc. claims, advertising and promotions, as well as the accelerated retirement of seven of the Company's oldest Boeing 747 aircraft resulting in a fleet disposition charge of $65.9 million recorded in the fourth quarter. See Note A to the Consolidated Financial Statements for additional discussion of the fleet disposition charge.

    OTHER INCOME AND EXPENSE. Interest expense--net increased $78.0 million (33.3%) primarily due to additional borrowings to fund the Company's cash requirements. This level of increase is expected to continue into 1999 due to the higher level of borrowings. The foreign currency loss for the year ended December 31, 1998 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other, net increased primarily due to the sale of an equity investment in GHI Limited.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

    OPERATING REVENUES. Operating revenues were $10.23 billion, an improvement of $345.3 million (3.5%). Operating revenue per total service ASM decreased .9%. System passenger revenue increased $223.8 million (2.6%) due to an increase in scheduled service ASMs and the inclusion of Express revenues of $100.1 million. These increases were offset by a decrease in passenger RASM driven by unfavorable foreign currency exchange rates and the reinstatement of federal ticket taxes in March 1997.

    The following analysis by market is based on information reported to the DOT and excludes Express:

                                                    SYSTEM          DOMESTIC         PACIFIC          ATLANTIC
                                                   --------         --------         --------         ------
1997
  Passenger revenue (in millions)................  $8,722.0         $5,881.9         $2,193.0         $647.1

INCREASE/(DECREASE) FROM 1996:
  Passenger revenue (in millions)................  $  123.7         $  165.5         $  (58.4)        $ 16.6
    Percent......................................       1.4%             2.9%            (2.6)%          2.6%
Scheduled service ASMs (capacity)................       3.2%             2.2%             5.6%           1.7%
Passenger RASM...................................      (1.7)%             .7%            (7.7)%           .9%
Yield............................................      (3.4)%           (2.0)%           (7.4)%         (1.4)%
Passenger load factor............................       1.2pts.          1.8pts.         (0.4) pts.      1.9pts.

    Domestic passenger revenue increased as a result of an increase in capacity and an increase in RASM. The Company increased frequencies to ten cities and entered six new markets. The increase in RASM was due to an increase in passenger load factor offset by a decrease in yield due to the reinstatement of federal taxes on airline tickets and international departures. The Company benefited from the absence of ticket taxes for two months in 1997 versus eight months in 1996.

    Pacific passenger revenue decreased due to a decrease in RASM which was partially offset by an increase in capacity related to the initiation of Minneapolis/St. Paul-Osaka service and additional trans-Pacific frequencies, mainly for the Minneapolis/St. Paul-Tokyo service. The decrease in Pacific RASM was primarily due to a decrease in yield, which was largely attributable to a weaker Japanese yen. The average yen per U.S. dollar exchange rate for the year ended December 31, 1997 and 1996 was 120 and 108, respectively, a weakening of the yen of 11.2%. Atlantic passenger revenue increased due to an increase in capacity and an increase in RASM.

    Cargo revenue increased $43.6 million (5.8%) due to a 2.6% increase in cargo revenue per ton mile and 3.0% more cargo ton miles primarily due to the development of a more efficient freighter schedule. The increase in cargo revenue per ton mile was primarily due to increased import sales driven by the continued strength of the U.S. dollar versus Asian currencies. Other revenue increased $77.9 million (14.5%) due to settlements under the joint venture alliance with KLM and increased charter activity.

    OPERATING EXPENSES. Operating expenses increased $241.9 million (2.7%) compared to the 3.3% capacity increase to 97.1 billion total service ASMs. Operating expense per total service ASM decreased for the first time in four years from 8.78 cents per total service ASM to 8.63 cents, a decrease of 1.7%. Salaries, wages and benefits increased $314.5 million (11.6%) due primarily to the end of the Wage Savings Period as discussed under "Liquidity and Capital Resources--LABOR AGREEMENTS" and an increase in average full-time equivalent employees of 3.3%. The increase in full-time equivalent employees was attributable to the increased flying of 3.3% and increased traffic of 3.7%. Offsetting the increased salaries, wages and benefits expense was $49.2 million in lower pension expense due to a higher pension discount rate applied in 1997 compared to 1996. Aircraft fuel and taxes decreased $3.1 million (.2%) due to a 3.5% decrease in the average fuel price per gallon from 67.21 cents to 64.86 cents offset by an increase of 2.6% in fuel gallons consumed. Commissions decreased $13.2 million (1.5%) primarily due to increased domestic revenue where effective commission rates are lower than those paid internationally and also due to changes in the Company's commission structure beginning in September 1997 which reduced commissions paid from 10% to 8% on tickets purchased in the U.S. or Canada for travel to destinations outside North America. Aircraft maintenance materials and repairs increased $64.2 million (11.5%) due primarily to $19.1 million (3.4%) related to Express and an increased number of scheduled airframe and engine overhauls in accordance with the Company's maintenance program. The Company contracted for some of its additional maintenance work with outside suppliers, resulting in labor costs that would normally be classified as salaries and wages being included in maintenance materials and repairs expense. Other expenses increased $88.7 million (4.7%) due primarily to increased volume and rates for outside services, selling and marketing fees and personnel expenses.

    OTHER INCOME AND EXPENSE. Interest expense-net decreased $28.4 million (10.8%) primarily due to the retirement of debt prior to scheduled maturity and lower interest rates on debt. The foreign currency gain for the year ended December 31, 1997 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

    EXTRAORDINARY ITEM. The Company repurchased for $78.7 million certain NWA Trust No. 2 aircraft notes in January 1998 pursuant to a tender offer. An extraordinary loss of $9.3 million, net of tax, was recorded in 1997 as 99% of the notes were tendered by December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash and cash equivalents of $480 million and borrowing capacity of $1.0 billion under its revolving credit facilities, providing total available liquidity of $1.48 billion.

    Cash flows from operating activities were $88.3 million for 1998, a decrease of $1.52 billion compared with 1997 due primarily to the labor disruptions as well as higher than normal sale proceeds of frequent flyer miles in 1997 of $387.7 million. Cash flows from operating activities were $1.61 billion for 1997 and $1.37 billion for 1996. Net cash used in investing and financing activities during 1998, 1997 and 1996 was $348.7 million, $1.43 billion and $1.66 billion, respectively.

    INVESTING ACTIVITIES. Investing activities in 1998 consisted primarily of the purchase of 13 Airbus A320 aircraft, ten RJ85 aircraft, and three used DC10 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications, deposits on ordered aircraft and ground equipment purchases. On November 20, 1998, NWA Corp. issued 2.6 million shares of common stock and paid $399 million in cash to acquire the beneficial ownership of 8.7 million shares of Class A Common Stock of Continental Airlines, Inc. ("Continental"). The Company funded its investment in Continental with cash from its general working capital. In a related transaction, Northwest and Continental entered into a thirteen-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities.

    Investing activities in 1997 consisted primarily of costs to commission aircraft before entering revenue service, deposits on ordered aircraft, the refurbishment of DC9 aircraft, engine hushkitting, ground equipment purchases, the acquisition of Express, the purchase off lease of four aircraft and the purchase of eight RJ85 aircraft, one DC10-30 aircraft and three DC9-30 aircraft. Capital expenditures for 1996 pertained primarily to the acquisition of 13 Boeing 757 aircraft, seven DC9-30 aircraft, three DC10-30 aircraft and two 747-200 aircraft; the purchase off lease of 22 aircraft; and the refurbishment of DC9 aircraft.

    FINANCING ACTIVITIES. Financing activities in 1998 included the Company's repurchase of its remaining Common Stock held by KLM, the issuance of $400 million of unsecured notes, the incurrence of $240 million of debt secured by six Boeing 757 aircraft, the payment of debt and capital lease obligations, and the sale and leaseback of 13 A320 aircraft and four RJ85 aircraft. During the third quarter, in anticipation of potential labor disruptions, the Company borrowed the $2.08 billion available under its credit facilities, and subsequently repaid such borrowings. In October 1998, the Company borrowed $835 million to fund its cash requirements.

    On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of NWA Corp. Common Stock which had been reclassified as redeemable common stock. The Company had previously agreed to repurchase the shares over a three-year period ending in September 2000. The purchase price of $780.4 million was paid with a combination of $336.7 million of cash and three senior unsecured 7.88% notes with principal amounts of $206 million, $137.7 million and $100 million. The Company repaid the first note on September 29, 1998; the remaining two notes are due on September 29, 1999 and 2000, respectively.

    The Company's Credit Agreement was amended in December 1997 to increase its existing revolving credit facility from $500 million to $675 million and to extend the availability period to December 2002. In addition, the facility added a new $175 million 364-day unsecured revolving credit facility due in December 1998. In December 1998, $10.2 million of the $175 million 364-day revolver was converted into a term loan due December 2002. The remaining $164.8 million was renewed for another 364 days; however, to the extent this facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in December 2002. In May 1998, the Company provided certain collateral to secure its previously unsecured term loan and revolving credit facilities under the Credit Agreement.

    In May 1998, the Company obtained a secured 364-day $1.0 billion additional revolving credit facility. This revolving credit facility was renewed in February 1999, which extended the expiration date from May 11, 1999 to February 8, 2000 and reduced the amount available from $1.0 billion to $750 million. Interest is calculated at a floating rate based on the London Interbank Offered Rate plus 2.25% with a .5% per annum commitment fee payable on the unused portion of such revolving credit facility.

    In February 1999, the Company completed an offering of $421.2 million of pass through certificates to be used to finance, directly or through leveraged lease arrangements, the acquisition of four new Boeing 747-400 aircraft scheduled for delivery in 1999.

    Financing activities in 1997 pertained primarily to NWA Corp.'s repurchases of its Common Stock and Series A and B Preferred Stock, the issuance of $250 million of unsecured notes, the sale and leaseback of eight RJ85 aircraft and the payment of debt and capital lease obligations. On September 29, 1997, the Company repurchased 6.8 million shares of NWA Corp. Common Stock held by KLM for $273.1 million. Concurrently, all of NWA Corp.'s Series A and B Preferred Stock held by KLM and other holders was repurchased for $251.3 million. Both repurchases were funded using existing cash resources.

    Financing activities in 1996 pertained primarily to the sale and leaseback of seven Boeing 757 aircraft and the payment of debt and capital lease obligations, including prepayments of $180 million. In July 1996, NWA Corp. acquired from KLM 3,691.2 shares of NWA Corp. Series A Preferred Stock and 2,962.8 shares of NWA Corp. Series B Preferred Stock in exchange for $379 million of unsecured promissory notes which were repaid in December 1996.

    See Note D to the Consolidated Financial Statements for maturities of long-term debt for the five years subsequent to December 31, 1998.

    CAPITAL COMMITMENTS. The current aircraft delivery schedule provides for the acquisition of 102 aircraft over the next eight years. See Notes K and N to the Consolidated Financial Statements for additional discussion of aircraft capital commitments. Other capital expenditures, including costs to commission presently owned aircraft that have not yet entered revenue service, but excluding those costs discussed below, are projected to be approximately $250 million in 1999, which the Company anticipates funding primarily with cash from operations.

    The Company has adopted programs to hushkit and modify 173 DC9 aircraft to meet noise and aging aircraft requirements. As of December 31, 1998, the Company hushkitted 130 of these aircraft and plans on completing the remaining aircraft by December 31, 1999 for $68 million. The aging aircraft modifications are expected to aggregate $147 million during the next three years for these aircraft. Capital expenditures for engine hushkits and aging aircraft modifications were $157 million in 1998. The Company has also elected to upgrade aircraft systems and refurbish interiors for the 173 DC9 aircraft. Capital expenditures associated with upgrading systems and interior refurbishment were $31 million in 1998, which completed the interior refurbishment of the DC9 aircraft. Aircraft system upgrade costs are expected to aggregate $27 million during the next three years.

    The Company completed the interior refurbishment of three 747 aircraft and five DC10 aircraft and plans to refurbish the interiors of 25 additional 747 aircraft and 21 additional DC10 aircraft. The program to refurbish the interiors of the Company's international 747 and DC10 aircraft is estimated to aggregate $67 million during the next three years. As of December 31, 1998, the Company hushkitted 10 of its 29 Boeing 727-200 aircraft. Remaining costs are estimated to aggregate approximately $13 million in 1999.

    In February 1999, the Company entered into an agreement to purchase 54 Canadian Regional Jet aircraft, with options to purchase up to 70 additional aircraft. The scheduled delivery for such aircraft is nine in 2000, 22 in 2001, ten in 2002, eight in 2003 and five in 2004. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately: $50 million in 1999, $175 million in 2000, $400 million in 2001, $200 million in 2002, $150 million in 2003 and $100 million in 2004. Financing has been arranged for the committed aircraft. The Company has not yet selected the operator of these aircraft.

    WORKING CAPITAL. The Company operates, like its competitors, with a working capital deficit, which aggregated $1.59 billion at December 31, 1998. The working capital deficit is primarily attributable to the $1.11 billion air traffic liability for advance ticket sales

    LABOR AGREEMENTS. The labor cost savings discussed in Note C to the Consolidated Financial Statements improved the Company's 1993 to 1996 cash flow from operating activities. The Company's 1993 agreements with the employee unions provided that wage scales at the end of the Wage Savings Period snapback to August 1, 1993 levels and snap-up pursuant to formulae based in part on wage rates and wage rate increases at other large U.S. airlines. Consequently, at the end of the Wage Savings Period, salaries and wages increased by approximately $340 million on an annualized basis including $50 million for snap-ups. The Company's labor contract with each of its unions became amendable as each labor cost savings agreement ended in 1996. Contract negotiations began at that time with the unions.

    On August 28, 1998, Northwest ceased its flight operations as a result of a strike by its pilots represented by Air Line Pilots Association, International ("ALPA"). The Northwest Master Executive Council ("Northwest MEC") of ALPA announced the commencement of the strike as a result of the failure to reach agreement with Northwest on the terms of a new collective bargaining agreement. The strike followed the expiration of a 30-day "cooling off" period that began July 30, 1998, when an impasse was declared by the National Mediation Board ("NMB"). The cessation of flight operations lasted 18 days. On September 13, 1998, a new four-year agreement was ratified. The agreement provides for lump sum retroactive payments to pilots equal to 3.5% of salaries since October 31, 1996, wage increases of 3% annually through 2001, 2.5 million stock options to be granted over a three year period, elimination of the "B pay scale" over three years, enhanced vacation benefits and a profit sharing plan. The agreement also permits implementation of the Continental alliance.

    On October 28, 1998, the Company and its 15 meteorologists reached and ratified an agreement on a new six-year contract. On October 30, 1998, the 260 members of the Aircraft Technical Support Association, the Company's fourth largest union, ratified a new six-year agreement. On December 1, 1998, the 170 members of the Transport Workers Union ratified a new five-year contract. On December 23, 1998, the Company and its 148 flight kitchen employees represented by the International Association of Machinist and Aerospace Workers ("IAM") signed a new four-year contract.

    The Company and the IAM reached a tentative agreement in June 1998, which was not ratified by the covered employees, who included mechanics and related employees, clerks, agents, equipment service employees and stock clerks. In November 1998, at a representation election, a majority of the mechanics and related employees elected the Aircraft Mechanics Fraternal Association to be their collective bargaining representative. The IAM is protesting the election and certification of the vote is currently under review by the NMB. The remaining ground employees continue to be represented by the IAM. On February 16, 1999, the IAM ratified a new four-year agreement. The agreement provides for lump sum retroactive payments equal to 3.5% of salaries since October 2, 1996, a 14% wage increase over the duration of the contract and a 50% increase in pension benefits. The Company estimates the increased costs under the six ratified agreements will be approximately $145 million for 1999 based on current levels of employment.

    The Company remains in direct negotiations with the International Brotherhood of Teamsters ("IBT"), which represents its flight attendants. Contract negotiations are being mediated by the NMB. Because the terms of new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

    The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note O to the Consolidated Financial Statements for accounting policies and additional information.

    AIRCRAFT FUEL. The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges. Market risk is estimated as a hypothetical 10% increase in the December 31, 1998 cost per gallon of fuel based on projected 1999 fuel usage which would result in an increase to aircraft fuel expense of approximately $80 million in 1999, net of gains realized from fuel hedge instruments outstanding at December 31, 1998, compared to an estimated $90 million at December 31, 1997. As of December 31, 1998, the Company had hedged approximately 10% of its 1999 fuel requirements, including 40% of the first quarter, compared to 28% and 63%, respectively, at December 31, 1997.

    FOREIGN CURRENCY. The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 1998 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $60 million for the year ending December 31, 1999, net of gains realized from yen hedge instruments outstanding at December 31, 1998, compared to an estimated $48 million decrease at December 31, 1997. This is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses. The increase to other income due to the remeasurement of net foreign currency-denominated liabilities and the increase to common stockholders' equity deficit due to the translation of net yen-denominated liabilities resulting from a 10% strengthening in the value of the U.S. dollar is not material for 1998 and 1997. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses and foreign currency-denominated assets and liabilities as of December 31, 1998 and 1997.

    In 1998, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 38 billion yen (approximately $286 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of
16.4 billion yen ($125 million). In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenue exceeding expenses and a nonoperating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income was negatively impacted by approximately $20 million due to the average yen being weaker in 1998 compared to 1997 and $70 million due to the average yen being weaker in 1997 compared to 1996. The yen to U.S. dollar exchange rate at December 31, 1998, 1997 and 1996 was 113 yen to $1, 131 yen to $1 and 116
yen to $1, respectively. There was no material impact on 1998 earnings associated with the Japanese yen put options purchased to hedge its 1998 net yen-denominated cash flows. As of December 31, 1998, the Company had entered into forward contracts to hedge approximately 35% of its 1999 yen-denominated ticket sales, which also represents approximately 95% of the Company's excess of yen-denominated revenues over expenses.

    INTEREST. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. The Company has mitigated this risk by limiting its floating rate indebtedness to approximately 46% and 47% of long-term debt and capital leases at December 31, 1998 and 1997, respectively. If long-term interest rates average 10% more in 1999 than they did during 1998, the Company's net interest expense would increase by approximately $14 million, compared to an estimated $7 million for 1998 measured at December 31, 1997. If short-term interest rates average 10% more in 1999 than they did during 1998, the Company's interest income from cash equivalents and short-term investments would increase by approximately $3 million compared to an estimated $7 million for 1998 measured at December 31, 1997. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 1998.

    Market risk for fixed-rate indebtedness is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to approximately $50 million during 1999, compared to an estimated $45 million for 1998 measured at December 31, 1997 for 1998. The fair values of the Company's indebtedness were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

OTHER INFORMATION

    INCOME TAXES. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury regulations limit the amounts of net operating losses ("NOLs"), alternative minimum tax net operating losses ("AMTNOLs") and credits that can be used to offset taxable income (or used as a credit) in any single tax year if the corporation experiences more than a 50% ownership change, as defined therein, over a three-year testing period ending on the testing date. See Note J to the Consolidated Financial Statements for information regarding income taxes and NOLs, AMTNOLs and credits.

    Management believes that an offering of outstanding common stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred before that time. If such an ownership change did occur as a result of the offering, management believes that, even as limited by the Code, the Company would use the NOLs, AMTNOLs and credits significantly earlier than their expiration, and the annual limitation would not adversely impact the Company. However, if the Internal Revenue Service (the "IRS") were to successfully assert that an ownership change had occurred on any date prior to November 1995 (including August 1, 1993 when the Company entered into labor agreements that provided stock for labor cost savings), the Company's ability to use its NOLs, AMTNOLs and credits would be significantly impaired because the value of NWA Corp's stock on certain prior testing dates was relatively low. Such value would adversely affect the annual limitation.

    YEAR 2000 READINESS. The Year 2000 issue is the result of computer programs being written using two digits to identify the applicable year and not taking into account the change in century that will occur in the year 2000. As a result, such systems may fail completely or create erroneous results when the year 2000 is defined by the system as "00." The Company uses a significant number of information technology ("IT") and non-IT ("embedded operating systems") systems that are essential to its operations. As a result, the Company implemented a Year 2000 project to modify its computer systems to function properly in 2000 and in the years after that. The Year 2000 project is being coordinated through a senior-level task force that reports periodically to senior management and the Board of Directors.

    The Company is also reviewing the Year 2000 readiness of third parties with whom the Company's systems interface and exchange data or upon whom the Company's business depends and is coordinating efforts with these outside third parties to minimize the extent to which its business will be vulnerable to such third parties' failure to remediate their own Year 2000 issues. The Company's business is also dependent upon U.S. and foreign governmental agencies and certain governmental organizations or entities, which provide essential aviation industry infrastructure, such as the Federal Aviation Administration ("FAA"). There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. As part of this review, the Company is actively involved in airline industry Year 2000 review efforts led by the Air Transport Association and the International Air Transport Association. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or equipment to operate properly beyond 1999, or failure of those operated by other parties such as the air traffic control and related systems of the FAA and international aviation and local airport authorities.

    The five phases of the Company's Year 2000 project used for identifying and modifying the various programs and systems include inventory, assessment, conversion, testing and implementation. The Company has completed all phases for 91% of its internal IT systems and anticipates completion of the remaining systems in the first quarter of 1999. The Company is approximately 80% completed with the assessment phase of the impact of Year 2000 on its non-IT systems and third party relationships, which is expected to be completed in the second quarter of 1999 with all phases anticipated to be completed in 1999. To some extent, the Company's readiness in this area is dependent on the readiness of third parties.

    As a precautionary measure, the Company is also developing entity-wide contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems. Contingency plans are expected to be in place by the end of the second quarter of 1999 and are expected to be executed as necessary.

    The Company has spent $25 million of its initial estimated cost of $55 million, of which $15 million has been spent and expensed during 1998. The Company now estimates that the total project costs will be somewhat less than the estimated $55 million. The costs associated with the Year 2000 project are being funded through cash from operations and are not expected to have a material effect on the Company's business, financial condition or results from operations. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred. A majority of the estimated total Year 2000 compliance cost has been funded by reallocating existing resources rather than incurring incremental costs.

    The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular due to the potential impact of third party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

    This section captioned "Year 2000 Readiness" is a "Year 2000 Readiness Disclosure" as defined in section 3(9) of the "Year 2000 Information and Readiness Disclosure Act," (Public Law 105-271), enacted in October 1998.

    THE EURO. Effective January 1, 1999, certain European countries adopted a common currency, the "euro." Full conversion to the euro is scheduled to be completed by July 1, 2002. The Company has developed a plan to modify the Company's operating systems to properly handle the euro through the full conversion. Costs associated with the euro project were accounted for in accordance with the existing accounting policies and funded through cash from operations. Management does not believe the implementation of this single currency plan will have a material effect on the Company's business, financial condition or results from operations.

    U.S. TRANSPORTATION TAXES. The United States passenger ticket tax and other transportation taxes, which were reinstated in the first quarter of 1997, expired on September 30, 1997. The Taxpayer Relief Act enacted by Congress revised transportation taxes and instituted new taxes for tickets for travel from October 1, 1997 to December 31, 2007. Over a five-year period on a sliding scale, the passenger ticket tax will be reduced from 10 percent to 7.5 percent and a $3 per passenger segment fee will be phased in. The fee for international arrivals and departures was increased from $6 per departure to $12 for each arrival and departure. The departure tax on travel between the U.S. 48 states and Alaska or Hawaii remained at $6. Additionally, a 7.5 percent tax was added on the purchase of frequent flyer miles.

    DETROIT MIDFIELD TERMINAL. In October 1996, the Company and Wayne County, Michigan (the "County") entered into an agreement pursuant to which, subject to the satisfaction of certain conditions set forth in the agreement, the Company will manage and supervise the design and construction of a $1.08 billion terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to be completed in 2001 and has been funded by the County's issuance of airport revenue bonds payable primarily from future passenger facility charges and federal and State of Michigan grants. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

    REGULATION. In April 1998, the DOT issued proposed competition guidelines, which would severely limit major carriers' ability to compete with new entrant carriers. In addition, the Department of Justice is investigating competition at major hub airports. The outcomes of the DOT guidelines and the investigations are unknown. However, to the extent that restrictions are imposed upon Northwest's ability to respond to competition, Northwest's business may be adversely impacted.

    NEW ACCOUNTING STANDARDS. See Note A to the Consolidated Financial Statements for recent accounting standards.

    FORWARD-LOOKING STATEMENTS. Certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based upon information available to the Company on the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

    We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
January 18, 1999

                         NORTHWEST AIRLINES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                                 DECEMBER 31
                                                                                            ---------------------
                                                                                               1998       1997
                                                                                            ----------  ---------
                                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents...............................................................  $    480.0  $   740.4
  Short-term investments..................................................................        47.9      437.7
  Accounts receivable, less allowance (1998--$23.5; 1997--$21.2)..........................       664.7      664.8
  Flight equipment spare parts, less allowance (1998--$158.8; 1997--$148.9)...............       386.6      376.1
  Deferred income taxes...................................................................       114.3       84.8
  Prepaid expenses and other..............................................................       176.6      294.0
                                                                                            ----------  ---------
                                                                                               1,870.1    2,597.8

PROPERTY AND EQUIPMENT
  Flight equipment........................................................................     6,168.4    5,246.7
  Less accumulated depreciation...........................................................     1,485.8    1,295.6
                                                                                            ----------  ---------
                                                                                               4,682.6    3,951.1

  Other property and equipment............................................................     1,654.5    1,489.0
  Less accumulated depreciation...........................................................       678.6      612.4
                                                                                            ----------  ---------
                                                                                                 975.9      876.6
                                                                                            ----------  ---------
                                                                                               5,658.5    4,827.7

FLIGHT EQUIPMENT UNDER CAPITAL LEASES
  Flight equipment........................................................................       873.3      907.1
  Less accumulated amortization...........................................................       263.3      270.0
                                                                                            ----------  ---------
                                                                                                 610.0      637.1

OTHER ASSETS
  Investments in affiliated companies.....................................................       675.9      185.9
  International routes, less accumulated amortization (1998--$263.4;
    1997--$239.9).........................................................................       704.3      727.8
  Other...................................................................................       762.0      359.9
                                                                                            ----------  ---------
                                                                                               2,142.2    1,273.6
                                                                                            ----------  ---------
                                                                                            $ 10,280.8  $ 9,336.2
                                                                                            ----------  ---------
                                                                                            ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31
                                                                                           ----------------------
                                                                                              1998        1997
                                                                                           ----------  ----------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Air traffic liability..................................................................  $  1,107.2  $  1,222.5
  Accounts payable.......................................................................       682.6       504.9
  Accrued compensation and benefits......................................................       504.2       376.5
  Accrued aircraft rent..................................................................       207.7       207.5
  Accrued commissions....................................................................       150.3       183.9
  Other accrued liabilities..............................................................       424.0       439.7
  Current maturities of long-term debt...................................................       319.2       227.4
  Current obligations under capital leases...............................................        57.6        55.9
  Short-term borrowings..................................................................         8.9        53.7
                                                                                           ----------  ----------
                                                                                              3,461.7     3,272.0
LONG-TERM DEBT...........................................................................     3,681.5     1,841.9
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES...............................................       597.3       649.4
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes..................................................................     1,112.7     1,161.5
  Long-term pension and postretirement health care benefits..............................       500.1       407.3
  Other..................................................................................       579.4       674.1
                                                                                           ----------  ----------
                                                                                              2,192.2     2,242.9
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
  OBLIGATION OF COMPANY--NOTE F
  (Redemption value 1998--$631.8; 1997--$551.0)..........................................       564.1       486.3

REDEEMABLE STOCK
  Preferred, liquidation value (1998--$263.7; 1997--$311.3)..............................       260.7       306.2
  Common.................................................................................      --           848.5
                                                                                           ----------  ----------
                                                                                                260.7     1,154.7
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value; shares authorized--315,000,000; shares issued and
    outstanding (1998--108,953,764; 1997--103,780,875)...................................         1.1         1.0
  Additional paid-in capital.............................................................     1,444.6     1,273.6
  Accumulated deficit....................................................................      (648.5)     (362.2)
  Accumulated other comprehensive loss...................................................       (68.1)     (101.8)
  Treasury stock (1998--28,978,351; 1997--6,800,000 shares repurchased and 18,177,874
    shares to be repurchased)............................................................    (1,205.8)   (1,121.6)
                                                                                           ----------  ----------
                                                                                               (476.7)     (311.0)
                                                                                           ----------  ----------
                                                                                           $ 10,280.8  $  9,336.2
                                                                                           ----------  ----------
                                                                                           ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
OPERATING REVENUES
  Passenger.......................................................................  $ 7,606.5  $ 8,822.1  $ 8,598.3
  Cargo...........................................................................      633.5      789.4      745.8
  Other...........................................................................      804.8      614.3      536.4
                                                                                    ---------  ---------  ---------
                                                                                      9,044.8   10,225.8    9,880.5
OPERATING EXPENSES
  Salaries, wages and benefits....................................................    3,260.6    3,023.9    2,709.4
  Stock-based employee compensation...............................................     --         --          242.8
  Aircraft fuel and taxes.........................................................    1,097.1    1,393.8    1,396.9
  Commissions.....................................................................      691.9      855.2      868.4
  Aircraft maintenance materials and repairs......................................      761.0      620.4      556.2
  Other rentals and landing fees..................................................      450.4      456.7      454.0
  Depreciation and amortization...................................................      427.0      396.0      377.7
  Aircraft rentals................................................................      345.1      358.9      346.3
  Other...........................................................................    2,203.1    1,963.7    1,875.0
                                                                                    ---------  ---------  ---------
                                                                                      9,236.2    9,068.6    8,826.7
                                                                                    ---------  ---------  ---------
OPERATING INCOME (LOSS)...........................................................     (191.4)   1,157.2    1,053.8
OTHER INCOME (EXPENSE)
  Interest expense................................................................     (328.9)    (244.7)    (269.8)
  Interest capitalized............................................................       16.8       10.6        7.3
  Interest of mandatorily redeemable preferred security holder....................      (22.5)     (24.3)     (27.2)
  Investment income...............................................................       79.3       68.0       71.2
  Foreign currency gain (loss)....................................................      (21.5)       1.8       19.1
  Other, net......................................................................       38.2       16.0       18.0
                                                                                    ---------  ---------  ---------
                                                                                       (238.6)    (172.6)    (181.4)
                                                                                    ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..........................     (430.0)     984.6      872.4
  Income tax expense (benefit)....................................................     (144.5)     378.8      336.3
                                                                                    ---------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........................................     (285.5)     605.8      536.1
  Loss on extinguishment of debt, net of taxes....................................     --           (9.3)    --
                                                                                    ---------  ---------  ---------
NET INCOME (LOSS).................................................................     (285.5)     596.5      536.1
  Preferred stock requirements....................................................       (0.8)     (13.5)     (37.5)
  Preferred stock transaction.....................................................     --         --           74.5
                                                                                    ---------  ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS...............................  $  (286.3) $   583.0  $   573.1
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
EARNINGS (LOSS) PER COMMON SHARE:
  BASIC
    Before effects of extraordinary item and preferred stock transaction..........  $   (3.48) $    5.89  $    5.05
    Loss on extinguishment of debt................................................     --          (0.10)    --
    Preferred stock transaction...................................................     --         --            .75
                                                                                    ---------  ---------  ---------
    Earnings (loss) per common share..............................................  $   (3.48) $    5.79  $    5.80
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  DILUTED
    Before effects of extraordinary item and preferred stock transaction..........  $   (3.48) $    5.29  $    4.52
    Loss on extinguishment of debt................................................     --          (0.08)    --
    Preferred stock transaction...................................................     --         --            .68
                                                                                    ---------  ---------  ---------
    Earnings (loss) per common share..............................................  $   (3.48) $    5.21  $    5.20
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                  -------------------------------
                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).............................................................  $  (285.5) $   596.5  $   536.1
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...............................................      427.0      396.0      377.7
    Income tax expense (benefit)................................................     (144.5)     378.8      336.3
    Net refunds (payments) of income taxes......................................        7.9     (114.3)    (256.6)
    Pension and other postretirement benefit contributions (in excess of ) less
      than expense..............................................................      (26.2)    (125.8)      14.7
    Stock-based employee compensation...........................................     --         --          242.8
    Sale proceeds of frequent flyer miles in excess of (less than) revenue......      (78.0)     387.7       31.3
    Other, net..................................................................       68.4       (1.8)     (40.2)
    Changes in certain assets and liabilities:
      Decrease in accounts receivable...........................................       44.3       39.5       18.6
      Decrease (increase) in flight equipment spare parts.......................      (46.2)    (136.7)      12.2
      Decrease (increase) in prepaid expenses and other.........................       91.4      (13.3)      (6.6)
      Increase (decrease) in air traffic liability..............................     (140.4)     108.1       91.0
      Increase (decrease) in accounts payable and other liabilities.............       84.2       82.3      (60.7)
      Increase in accrued compensation and benefits.............................       85.9       10.3       75.7
                                                                                  ---------  ---------  ---------
        Net cash provided by operating activities...............................       88.3    1,607.3    1,372.3

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................................................   (1,067.6)    (724.3)  (1,205.3)
  Purchases of short-term investments...........................................     (256.8)    (632.0)    (501.2)
  Proceeds from maturities of short-term investments............................      640.9      469.3      511.2
  Investments in affiliated companies...........................................     (414.6)     (36.7)    --
  Other, net....................................................................      (15.0)      37.8      (46.6)
                                                                                  ---------  ---------  ---------
        Net cash used in investing activities...................................   (1,113.1)    (885.9)  (1,241.9)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common and preferred stock......................................     (436.7)    (524.4)    --
  Payment of long-term debt.....................................................   (1,731.8)    (346.8)    (487.2)
  Payment of capital lease obligations..........................................     (618.5)     (61.0)     (63.2)
  Payment of short-term notes payable...........................................     --         --         (379.2)
  Proceeds from long-term debt..................................................    2,909.6      250.6      184.8
  Proceeds from sale and leaseback transactions.................................      669.0      168.0      350.0
  Other, net....................................................................      (27.2)     (26.8)     (27.1)
                                                                                  ---------  ---------  ---------
        Net cash provided by (used in) financing activities.....................      764.4     (540.4)    (421.9)
                                                                                  ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................     (260.4)     181.0     (291.5)
Cash and cash equivalents at beginning of period................................      740.4      559.4      850.9
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at end of period......................................  $   480.0  $   740.4  $   559.4
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Cash and cash equivalents and unrestricted short-term investments at end of
  period........................................................................  $   480.0  $ 1,039.9  $   752.1
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Available to be borrowed under credit facilities................................  $ 1,003.7  $ 1,079.2  $   726.8
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN MILLIONS)

                                                                                           ACCUMULATED
                                                                                            OTHER
                                                COMMON STOCK    ADDITIONAL                 COMPREHENSIVE
                                               --------------    PAID-IN     ACCUMULATED   INCOME   TREASURY
                                               SHARES  AMOUNT    CAPITAL       DEFICIT     (LOSS)     STOCK      TOTAL
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE JANUARY 1, 1996......................   91.3    $0.9     $  968.4     $(1,517.8)   $(270.3) $  --      $  (818.8)

Net income...................................                                     536.1                            536.1
Other comprehensive income...................                                              157.4                   157.4
                                                                                                               ---------
  Comprehensive income, net of tax...........                                                                      693.5

Acquisition of preferred stock...............                                      74.5                             74.5
Shares earned by employees including shares
  issued to employee benefit plans...........    4.8                137.5                                          137.5
Accrued cumulative dividends on Series A and
  B Preferred Stock..........................                                     (36.6)                           (36.6)
Accretion of Series C Preferred Stock........                                      (0.9)                            (0.9)
Tax benefit related to stock issued to
  employees..................................                         7.0                                            7.0
Series C Preferred Stock converted to Common
  Stock......................................    1.0                 32.0                                           32.0
Other........................................    0.5     0.1          5.1          (0.5)                             4.7
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1996....................   97.6     1.0      1,150.0        (945.2)   (112.9 )    --           92.9

Net income...................................                                     596.5                            596.5
Other comprehensive income...................                                              11.1                     11.1
                                                                                                               ---------
  Comprehensive income, net of tax...........                                                                      607.6

Repurchase of Common Stock...................                         7.0                              (273.1)    (266.1)
Common Stock committed to be repurchased.....                        21.9                              (848.5)    (826.6)
Shares issued to employee benefit plans......    3.5                                                              --
Accrued cumulative dividends on Series A and
  B Preferred Stock..........................                                     (14.4)                           (14.4)
Accretion of Series C Preferred Stock........                                      (1.1)                            (1.1)
Tax benefit related to stock issued to
  employees..................................                        29.1                                           29.1
Series C Preferred Stock converted to Common
  Stock......................................    1.8                 57.7                                           57.7
Other........................................    0.9                  7.9           2.0                              9.9
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1997....................  103.8     1.0      1,273.6        (362.2)   (101.8 )  (1,121.6)    (311.0)

Net loss.....................................                                    (285.5)                          (285.5)
Other comprehensive income...................                                              33.7                     33.7
                                                                                                               ---------
  Comprehensive loss, net of tax.............                                                                     (251.8)

Common Stock carrying value over repurchase
  price......................................                                                            68.1       68.1
Shares issued to purchase an interest in
  Continental Airlines, Inc..................    2.6     0.1         65.4                                           65.5
Accretion of Series C Preferred Stock........                                      (0.8)                            (0.8)
Tax benefit related to stock issued to
  employees..................................                        12.0                                           12.0
Series C Preferred Stock converted to Common
  Stock......................................    1.4                 46.3                                           46.3
Common Stock held in rabbi trusts............                        31.5                              (151.5)    (120.0)
Other........................................    1.2                 15.8                                (0.8)      15.0
                                               ------  ------   ----------   -----------   -------  ---------  ---------
BALANCE DECEMBER 31, 1998....................  109.0    $1.1     $1,444.6     $  (648.5)   $(68.1 ) $(1,205.8) $  (476.7)
                                               ------  ------   ----------   -----------   -------  ---------  ---------
                                               ------  ------   ----------   -----------   -------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORTHWEST AIRLINES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies and Continental Airlines, Inc. ("Continental") are accounted for by the equity method. Other investments are accounted for by the cost method.

    On November 20, 1998, NWA Corp. effected a holding company reorganization. As a result, Northwest Airlines Holdings Corporation (formerly known as Northwest Airlines Corporation and prior to the reorganization the publicly traded holding company, "Old NWA Corp.") became a direct wholly-owned subsidiary of NWA Corp. NWA Corp. is now the publicly traded holding company. Pursuant to the reorganization, each share of Common Stock and Series C Preferred Stock of Old NWA Corp. was converted into one share of Common Stock and Series C Preferred Stock, respectively, of NWA Corp. with the same rights and privileges as such shares of Old NWA Corp. References to NWA Corp., Common Stock and Series C Preferred Stock for time periods prior to November 20, 1998 refer to Old NWA Corp. and the Common Stock and Series C Preferred Stock of Old NWA Corp., respectively.

    Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

    BUSINESS: Northwest's operations comprise more than 95% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 150 cities in 21 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM") that operates through a hub in Amsterdam and a global alliance with Continental.

    The year ended December 31, 1998 was affected by labor-related disruptions which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike during the third quarter, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand.

    FLIGHT EQUIPMENT SPARE PARTS: Flight equipment spare parts are carried at average cost. An allowance for depreciation is provided at rates which depreciate cost, less residual value, over the estimated useful lives of the related aircraft.

    PROPERTY, EQUIPMENT AND DEPRECIATION: Owned property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Property and equipment are depreciated to residual values using the straight-line method over the estimated useful lives of the assets. Commencing with the acquisition of the parent of Northwest in 1989, estimated useful lives generally range from four to 25 years for flight equipment and three to 32 years for other property and equipment. Leasehold improvements are generally amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Property and equipment under capital leases are amortized over the lease terms or the estimated useful lives of the assets.

    AIRFRAME AND ENGINE MAINTENANCE: Routine maintenance and airframe and engine overhauls are charged to expense as incurred. Modifications that enhance the operating performance or extend the

                         NORTHWEST AIRLINES CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

    INTERNATIONAL ROUTES: International routes are amortized on a straight-line basis, generally over 40 years. International operating route authorities and alliances are regulated by governmental policy and bilateral agreements between nations. Changes in such policies or agreements could impact Northwest.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates impairment of long-lived assets in compliance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

    In 1998, the Company accelerated the retirement of its seven oldest Boeing 747 aircraft and recorded a fleet disposition charge of $65.9 million in other operating expenses. These retirements are earlier than scheduled as a result of decreased demand in the Pacific, the timing of major overhauls and the opportunity to accelerate the delivery of certain new Boeing 747-400 aircraft in partial replacement of the retired aircraft. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to reduce the aircraft net book value to reflect the fair market value of these assets. The fleet disposition charge included a $13.5 million write-down of related spare parts to their estimated fair market value.

    FREQUENT FLYER PROGRAM: The estimated incremental cost of providing travel awards earned under Northwest's WorldPerks frequent flyer program is accrued. The Company sells mileage credits to participating companies in its frequent flyer program. A portion of such revenue is deferred and amortized as transportation is provided.

    OPERATING REVENUES: Passenger and cargo revenues are recognized when the transportation is provided. The air traffic liability represents the estimated value of sold but unused tickets and is regularly evaluated by the Company.

    ADVERTISING: Advertising costs, included in other operating expenses, are expensed as incurred and were $137.3 million, $109.8 million and $120.4 million in 1998, 1997 and 1996, respectively.

    EMPLOYEE STOCK OPTIONS: The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

    FOREIGN CURRENCY: Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The Preferred Security (see Note F) and other assets and liabilities of certain properties located outside of the United States whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to common stockholders' equity deficit.

                         NORTHWEST AIRLINES CORPORATION

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES: The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.

    USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS: In March 1998, Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 defines the type of costs that should be capitalized versus expensed as incurred. The Company adopted SOP 98-1 on January 1, 1999, which did not have a material impact on the Company's financial condition or results of operations.

NOTE B--EARNINGS (LOSS) PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in millions, except share data):

                                                                                 YEAR ENDED DECEMBER 31
                                                                       ------------------------------------------
                                                                           1998          1997           1996
                                                                       ------------  -------------  -------------
Numerator:
  Income (loss) before extraordinary item............................  $     (285.5) $       605.8  $       536.1
    Preferred stock requirements.....................................          (0.8)         (13.5)         (37.5)
    Preferred stock transaction......................................       --            --                 74.5
                                                                       ------------  -------------  -------------
  Income (loss) applicable to common stockholders for basic earnings
    (loss) per share.................................................  $     (286.3) $       592.3  $       573.1
  Effect of dilutive securities: Series C Preferred Stock............       --                 1.1            0.9
                                                                       ------------  -------------  -------------
  Income (loss) applicable to common stockholders after assumed
    conversions for diluted earnings per share.......................  $     (286.3) $       593.4  $       574.0
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

Denominator:
  Weighted-average shares outstanding for basic earnings (loss) per
    share............................................................    82,341,741    100,616,605     98,731,917
  Effect of dilutive securities:
    Series C Preferred Stock.........................................       --           9,981,547     10,216,939
    Employee stock options...........................................       --           1,319,177      1,482,406
    Common stock repurchase obligation...............................       --             280,253       --
                                                                       ------------  -------------  -------------
  Adjusted weighted-average shares outstanding and assumed
    conversions for diluted earnings (loss) per share................    82,341,741    112,197,582    110,431,262
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

    For additional disclosures regarding the outstanding Series C Preferred Stock, the employee stock options and the limited KLM option, see Notes C, G and H.

                         NORTHWEST AIRLINES CORPORATION

NOTE C--LABOR AGREEMENTS AND SERIES C PREFERRED STOCK

    In 1993, the Company entered into labor agreements which provided for wage and other compensation savings (the "Actual Savings") by domestic employees, including management, and other cost reductions which aggregated $897 million over 36 to 39 month periods (depending on the labor group) (collectively, the "Wage Savings period") which ended between August and November 1996. As part of the 1993 labor agreements, the Company issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock") and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors.

    Information with respect to the shares issued to trusts for the benefit of employees is as follows (in millions):

                                                      SERIES C PREFERRED STOCK
                                                 ----------------------------------
                                                 SHARES         SHARES    FINANCIAL
                                                 TO BE    SHARES HELD BY  STATEMENT
                                                 ISSUED   EARNED TRUSTS    AMOUNT
                                                 ------   ----  -------   ---------
Balance January 1, 1996........................    4.1    6.9     4.4      $288.6
  Shares earned by employees...................   --      2.2    --         105.3
  Shares issued to trusts......................   (2.6)   --      2.6       --
  Series C Preferred Stock converted to Common
    Stock......................................   --      --      (.8)      (32.0)
  Withdrawals from trusts......................   --      --     --         --
  Accretion and other..........................     .2    --     --            .9
                                                 ------   ----  -------   ---------
Balance December 31, 1996......................    1.7    9.1     6.2       362.8
  Shares issued to trusts......................   (1.7)   --      1.7       --
  Series C Preferred Stock converted to Common
    Stock......................................   --      --     (1.3)      (57.7)
  Withdrawals from trusts......................   --      --     --         --
  Accretion....................................   --      --     --           1.1
                                                 ------   ----  -------   ---------
Balance December 31, 1997......................   --      9.1     6.6       306.2
  Series C Preferred Stock converted to Common
    Stock......................................   --      --     (1.0)      (46.3)
  Withdrawals from trusts......................   --      --     --         --
  Accretion....................................   --      --     --            .8
                                                 ------   ----  -------   ---------
Balance December 31, 1998......................   --      9.1     5.6      $260.7
                                                 ------   ----  -------   ---------
                                                 ------   ----  -------   ---------

                                                             COMMON STOCK
                                                 -------------------------------------
                                                 SHARES            SHARES    FINANCIAL
                                                 TO BE    SHARES   HELD BY   STATEMENT
                                                 ISSUED   EARNED   TRUSTS     AMOUNT
                                                 ------   ------   -------   ---------
Balance January 1, 1996........................    8.6     13.3      7.7      $409.8
  Shares earned by employees...................   --        4.2     --         137.5
  Shares issued to trusts......................   (4.8)    --        4.8       --
  Series C Preferred Stock converted to Common
    Stock......................................   --       --        1.0        32.0
  Withdrawals from trusts......................   --       --       (2.3)      --
  Accretion and other..........................    (.3)    --       --         --
                                                 ------   ------   -------   ---------
Balance December 31, 1996......................    3.5     17.5     11.2       579.3
  Shares issued to trusts......................   (3.5)    --        3.5       --
  Series C Preferred Stock converted to Common
    Stock......................................   --       --        1.8        57.7
  Withdrawals from trusts......................   --       --       (4.2)      --
  Accretion....................................   --       --       --         --
                                                 ------   ------   -------   ---------
Balance December 31, 1997......................   --       17.5     12.3       637.0
  Series C Preferred Stock converted to Common
    Stock......................................   --       --        1.4        46.3
  Withdrawals from trusts......................   --       --       (3.4)      --
  Accretion....................................   --       --       --         --
                                                 ------   ------   -------   ---------
Balance December 31, 1998......................   --       17.5     10.3      $683.3
                                                 ------   ------   -------   ---------
                                                 ------   ------   -------   ---------

    NWA Corp. has authorized 25,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. As long as the Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 1998, 3.5 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 5.6 million shares outstanding are convertible into 7.7 million shares of Common Stock.

    All the outstanding shares of Series C Preferred Stock are required to be redeemed in 2003 for a pro rata share of Actual Savings ($263.7 million as of December 31, 1998). NWA Corp. has the option to

                         NORTHWEST AIRLINES CORPORATION

NOTE C--LABOR AGREEMENTS AND SERIES C PREFERRED STOCK (CONTINUED) redeem such shares in cash, by the issuance of additional Common Stock, or by the use of cash and stock. A decision to issue only additional Common Stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. fails to redeem the Series C Preferred Stock, dividends will accrue at the higher of (i) 12% or (ii) the highest penalty rate on any then outstanding series of preferred stock, and the employee unions will receive three additional Board of Directors positions. The financial statement carrying value of the Series C Preferred Stock is being accreted over ten years commencing August 1993 to the ultimate redemption amount. Prior to 2003, NWA Corp. at its option may redeem in whole or in part the Series C Preferred Stock at its liquidation value.

    The Company recognized stock-based compensation expense for each year based on the values at the measurement date of the Series C Preferred Stock and the Common Stock earned by employees. The final measurement dates for 1996 coincided with the end of the Wage Savings period for each of the labor groups.

    The Company was required to adopt the provisions of the Emerging Issues Task Force ("EITF") Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust" on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts established as part of the 1993 labor agreements. The 4.0 million shares of Common Stock as of December 31, 1998 that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity deficit, net of tax. After the adoption date, but prior to settlement through either contribution to the qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent that the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of $25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trust as trading and recorded them at fair market value.

    Approximately 90% of the Company's employees are members of collective bargaining units. In 1998, the Company signed new agreements with five collective bargaining groups, including the pilot group. The durations of the new agreements range from four to six years. In November 1998, at a representation election, a majority of the mechanics and related employees elected the Aircraft Mechanics Fraternal Association to be their collective-bargaining representative. The International Association of Machinists and Aerospace Workers ("IAM") is protesting the election and certification of the vote is currently under review. The remaining ground employees continue to be represented by the IAM. In 1999, the IAM ratified a new four-year tentative agreement for the remaining ground employees. The Company is presently in mediated negotiations with the union representing its flight attendants, but cannot predict the ultimate outcome of the negotiations.

                         NORTHWEST AIRLINES CORPORATION

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consisted of the following (in millions, with interest rates as of December 31, 1998):

                                                                             DECEMBER 31
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Revolving credit facilities due 2002, 7.6% (a).........................  $   824.8  $  --
Unsecured notes due 2004 through 2008, 8.0% weighted average rate
  (b)..................................................................      648.9      249.7
Equipment pledge notes due through 2013, 7.1% weighted average rate....      482.5      248.4
Aircraft notes due through 2016, 6.0% weighted average rate (c)........      362.2     --
Secured notes due through 2009, 6.5% weighted average rate (d).........      348.9      348.9
NWA Trust No. 2 aircraft notes due through 2012, 9.8% weighted average
  rate (e).............................................................      258.3      330.9
Secured notes due through 2016, 6.1% (f)...............................      240.0     --
Unsecured notes due 1999 and 2000, 7.9% (g)............................      237.7     --
Sale-leaseback financing obligations due through 2020, 9.9% imputed
  rate (h).............................................................      223.0      223.0
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted average
  rate (i).............................................................      195.1      208.7
Term loans due through 2002, 7.6% weighted average rate (a)............      160.2      150.0
Term certificates paid in 1998 (j).....................................     --          135.0
Senior unsecured floating rate note paid in 1998.......................     --           76.0
Other..................................................................       19.1       98.7
                                                                         ---------  ---------
Total long-term debt...................................................    4,000.7    2,069.3
  Less current maturities..............................................      319.2      227.4
                                                                         ---------  ---------
                                                                         $ 3,681.5  $ 1,841.9
                                                                         ---------  ---------
                                                                         ---------  ---------

(a) The Company's Credit Agreement was amended in December 1997 to increase its existing revolving credit facility from $500 million to $675 million and to extend the availability period to December 2002. In addition, the facility added a new $175 million, 364-day unsecured revolving credit facility due in December 1998. In October 1998, the Company borrowed the available $835 million under its Credit Agreement. Interest is calculated at floating rates based on the London Interbank Offered Rate ("LIBOR") plus 2%. In December 1998, $10.2 million of the $175 million, 364-day revolver was converted into a term loan due December 2002. The remaining $164.8 million was renewed for another 364 days; however, to the extent this facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in December 2002.

    In May 1998, the Company obtained a secured 364-day, $1.0 billion additional revolving credit facility. In addition, the Company provided certain collateral to secure its previously unsecured term loan and revolving credit facilities under the Credit Agreement described above. Commitment fees are payable by the Company on the unused portion of all of its revolving credit facilities at a rate per annum equal

                         NORTHWEST AIRLINES CORPORATION

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS (CONTINUED) to .375% and are not considered material. At December 31, 1998, $1.0 billion remained available to be borrowed in the aggregate under both revolving credit facilities.

    $150 million of the floating rate term loans is payable in three equal installments beginning in 2001 with final maturity in 2002.

(b) In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. In March 1998, the Company issued $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008. Interest on the notes is payable semi-annually.

(c) During 1998 the Company secured long-term debt financing on 13 Airbus A320 aircraft delivered during the year. Interest on the notes is payable semi-annually. The Company combined these debt financings with fully-defeased German cross border transactions.

(d) In April 1996, the Company restructured floating rate notes with certain manufacturers. Principal repayments are due semi-annually beginning 2001.

(e) In December 1994, the Company completed a structured aircraft financing transaction in which 13 Airbus A320 aircraft were transferred from Northwest (subject to existing indebtedness) to an owner trust (NWA Trust No. 2). A limited partnership, of which Northwest is the limited partner and Norbus, Inc. (an affiliate of Airbus Industrie A.I.E.) is the general partner, is the sole equity participant in the owner trust. All proceeds from the transaction were used to repay equipment pledge notes, which had previously been issued to finance the acquisition of these aircraft by Northwest. The aircraft were simultaneously leased back to Northwest.

    Financing of $352 million was obtained through the issuance of $176 million of 9.25% Class A Senior Aircraft Notes, $66 million of 10.23% Class B Mezzanine Aircraft Notes, $44 million of 11.30% Class C Mezzanine Aircraft Notes and $66 million of 13.875% Class D Subordinated Aircraft Notes. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

    In December 1997, the Company initiated a tender offer for the repurchase of the 13.875% Class D Subordinated Aircraft Notes. The offer expired on December 30, 1997 with 99% of the notes tendered. On January 2, 1998, the notes were repurchased for $78.7 million. Consequently, a loss of $9.3 million, net of $5.4 million in income taxes, was recorded as an extraordinary item in 1997.

(f) In August 1998, the Company borrowed $240 million under an existing credit facility. The floating rate notes are secured by six Boeing 757 aircraft and principal payments are due semi-annually beginning in 2008.

(g) On May 1, 1998, in conjunction with its repurchase of Common Stock from KLM, the Company issued three senior unsecured 7.88% notes with principal amounts of $206.0 million, $137.7 million and $100.0 million. The Company repaid the first note on September 29, 1998; the remaining two notes are due on September 29, 1999 and 2000, respectively. See Note G.

(h) In March 1992, the Company completed agreements with the Minneapolis/St. Paul Metropolitan Airports Commission ("MAC") for the sale and leaseback of various corporate assets. The sale-leaseback agreements, which are accounted for as debt, call for increasing quarterly payments over a 30-year term and include a provision which gives the Company the option to repurchase the assets. The agreements with the MAC are part of a group of financing arrangements with the State of

                         NORTHWEST AIRLINES CORPORATION

NOTE D--LONG-TERM DEBT AND SHORT-TERM BORROWINGS (CONTINUED)
    Minnesota and other government agencies. In December 1997, the Company prepaid $39 million of these obligations.

(i) In March 1994, Northwest consummated a financing transaction in which six Boeing 747-200 and four Boeing 757-200 aircraft were sold to an owner trust (NWA Trust No. 1) of which NWA Aircraft Finance, Inc., an indirect subsidiary of the Company, is the sole equity participant. A portion of the purchase price was financed through the issuance of $177 million of 8.26% Class A Senior Aircraft Notes and $66 million of 9.36% Class B Subordinated Aircraft Notes. The aircraft were simultaneously leased back to Northwest. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

(j) In March 1994, Northwest agreed to sell certain receivables on an ongoing basis to Northwest Capital Funding Corp. ("NCF"), pursuant to a receivable financing program (the "Receivable Program"). NCF, an indirect subsidiary of the Company, issued through a master trust floating rate Term Certificates. The Receivable Program provided for the early retirement of the related Term Certificates upon the occurrence of certain events, one of which occurred on January 25, 1998. Accordingly, the Company paid these certificates in full in 1998.

    Maturities of long-term debt for the five years subsequent to December 31, 1998 are as follows (in millions):

1999...............................................................................  $   319.2
2000...............................................................................      168.0
2001...............................................................................      148.0
2002...............................................................................    1,046.3
2003...............................................................................      107.9

    The debt and lease agreements of the Company contain certain restrictive covenants, including limitations on indebtedness, equity redemptions and the declaration of dividends, as well as requirements to maintain certain financial ratios, including collateral coverage ratios. At December 31, 1998, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft and international route authorities, having an aggregate book value of $5.1 billion at December 31, 1998, were pledged under various loan agreements.

    Cash payments of interest, net of capitalized interest, aggregated $277.4 million in 1998, $231.3 million in 1997 and $263.3 million in 1996.

    The weighted average interest rates on short-term borrowings outstanding at December 31 were 5.99%, 6.24% and 5.69% for 1998, 1997 and 1996, respectively.

NOTE E--LEASES

    The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2027. Portions of certain facilities are subleased under noncancelable operating leases expiring in various years through 2020.

                         NORTHWEST AIRLINES CORPORATION

NOTE E--LEASES (CONTINUED)

    At December 31, 1998, the Company leased 113 of the 409 aircraft it operates. Of these, 25 were capital leases and 88 were operating leases. Expiration dates range from 1999 to 2009 for aircraft under capital leases, and from 1999 to 2019 for aircraft under operating leases. The Company's aircraft leases can generally be renewed for terms ranging from one to five years at rates based on the aircraft's fair market value at the end of the lease term. Ninety-one of the 113 aircraft lease agreements provide the Company with purchase options at the end of the lease terms which approximate fair market value.

    Rental expense for all operating leases consisted of (in millions):

                                                                                           YEAR ENDED DECEMBER 31
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Gross rental expense.................................................................  $   629.8  $   627.1  $   596.5
Sublease rental income...............................................................      (86.8)     (79.5)     (62.2)
                                                                                       ---------  ---------  ---------
Net rental expense...................................................................  $   543.0  $   547.6  $   534.3
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    At December 31, 1998, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows (in millions):

                                                                            CAPITAL    OPERATING
                                                                            LEASES      LEASES
                                                                           ---------  -----------
1999.....................................................................  $   103.6   $   495.8
2000.....................................................................      102.9       484.5
2001.....................................................................      103.9       472.8
2002.....................................................................      278.6       476.2
2003.....................................................................       84.5       456.7
Thereafter...............................................................      223.1     4,442.3
                                                                           ---------  -----------
                                                                               896.6     6,828.3
Less sublease rental income..............................................                 (472.6)
                                                                                      -----------
Total minimum operating lease payments...................................              $ 6,355.7
                                                                                      -----------
                                                                                      -----------
Less amounts representing interest.......................................      241.7
                                                                           ---------
Present value of future minimum capital lease payments...................      654.9
Less current obligations under capital leases............................       57.6
                                                                           ---------
Long-term obligations under capital leases...............................  $   597.3
                                                                           ---------
                                                                           ---------

NOTE F--MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY

    In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the "Subsidiary") entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai ("TK"). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured such obligation and then assigned title to and ownership of such obligation to the Subsidiary as operator under the TK arrangement in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the "Preferred Security"). The

                         NORTHWEST AIRLINES CORPORATION

NOTE F--MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY (CONTINUED) restructured non-recourse obligation is the sole asset of the Subsidiary. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company's obligation is reflected in the Company's Consolidated Balance Sheet as "Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company." NWA Corp. has guaranteed the obligation of the Subsidiary to distribute payments on the Preferred Security pursuant to the TK arrangement if and to the extent payments are received by the Subsidiary.

    The restructured obligation matures in three approximately equal annual installments due in 2005, 2006 and 2007. In addition to these installments, cash payments of interest and principal are made semi-annually throughout the term. The rate of interest varies from period to period and is capped at 6%. The obligation is non-recourse to the Company. The Company has the ability (exercisable at any time after September 30, 2001) to transfer the property in full satisfaction of all Company obligations related to the financing.

    The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 71.4 billion yen ($631.8 million based on the December 31, 1998 exchange rate). Such accretion is included as a component of "Interest of mandatorily redeemable preferred security holder" in the Consolidated Statements of Operations.

NOTE G--REDEEMABLE STOCK

    In July 1996, NWA Corp. acquired from KLM 3,691.2 shares of Series A Preferred Stock and 2,962.8 shares of Series B Preferred Stock in exchange for two unsecured promissory notes aggregating $379 million, both of which were repaid December 1996. These transactions resulted in an increase to net income applicable to common stockholders of $74.5 million.

    On September 29, 1997, NWA Corp. entered into an agreement with KLM to repurchase for $1.12 billion over three years the 25 million shares of NWA Corp. Common Stock held by KLM. On that date, 6.8 million shares were repurchased for $273.1 million. Concurrently with that purchase, all of KLM's existing governance rights under various stockholder and other agreements were canceled, and NWA Corp. and KLM entered into a customary standstill agreement. The remaining 18.2 million shares of Common Stock to be repurchased were reclassified to redeemable common stock from common stockholders' equity deficit on that date. In addition, on the same day, NWA Corp. repurchased from KLM and others all of the Series A and B Preferred Stock outstanding for $251.3 million in cash.

    On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of Common Stock which the Company had previously agreed to repurchase over the three-year period. The purchase price of $780.4 million was paid with a combination of $336.7 million cash and three senior unsecured 7.88% notes. The $68.1 million excess of the financial statement carrying value of the redeemable Common Stock over the repurchase price was transferred to common stockholders' equity deficit on the same date. As of May 1, 1998, earnings (loss) per share calculations do not include the 18.2 million shares repurchased. In certain limited circumstances (e.g., the failure of the Northwest/KLM alliance to maintain certain antitrust immunity or Northwest's default under the alliance agreement), KLM will have an option to buy back from NWA Corp. up to 13.3 million shares of Common Stock.

                         NORTHWEST AIRLINES CORPORATION

NOTE H--STOCK OPTIONS AND STOCKHOLDER RIGHTS PLAN

    On April 30, 1998, NWA Corp. amended its Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting Class A and non-voting Class B Common Stock into a single class of Common Stock.

    STOCK OPTION PLANS: NWA Corp. has stock option plans for officers and key employees. Options generally become exercisable in equal annual installments over four or five years and expire 10 years from the date of the grant. NWA Corp.'s policy is to grant options with the exercise price equal to the market price of the Common Stock on the date of grant. To the extent that options are granted with an exercise price less than the market price on the date of the grant, compensation expense is recognized over the vesting period of the grant.

    Following is a summary of stock option activity (in thousands, except per share amounts):

                                                      1998                       1997                       1996
                                            ------------------------  --------------------------  ------------------------
                                                       WEIGHTED-AVG                WEIGHTED-AVG              WEIGHTED-AVG
                                                         EXERCISE                    EXERCISE                  EXERCISE
                                             SHARES        PRICE        SHARES         PRICE       SHARES        PRICE
                                            ---------  -------------  -----------  -------------  ---------  -------------
Outstanding at beginning of year..........      5,204    $   27.09         4,774     $   20.11        3,509    $   10.56
Granted...................................        509        43.35         1,454         39.26        1,836        35.04
Forfeited.................................       (485)       33.36          (154)        36.24         (118)       15.55
Exercised.................................     (1,169)       13.08          (870)         7.49         (453)        7.92
                                            ---------                      -----                  ---------
Outstanding at end of year................      4,059        32.41         5,204         27.09        4,774        20.11

Exercisable at end of year................      1,910        24.35         1,894         15.55        1,907         9.16

Reserved for issuance.....................      7,948                      7,948                      7,948
Available for future grants...............        163                        187                      1,487

AT DECEMBER 31, 1998:

                                                          OPTIONS OUTSTANDING
                                            ------------------------------------------------       OPTIONS EXERCISABLE
                                                         WEIGHTED-AVERAGE                     ------------------------------
                                                            REMAINING      WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                      SHARES     CONTRACTUAL LIFE   EXERCISE PRICE      SHARES      EXERCISE PRICE
                                            -----------  ----------------  -----------------  -----------  -----------------
$4.740 to $27.375.........................       1,072        5.7 years        $   14.30             966       $   13.04
31.875 to 39.875..........................       2,102              8.2            35.78             800           34.57
40.000 to 64.406..........................         885              8.8            46.34             144           43.39

    The weighted-average fair value of options granted during 1998, 1997 and 1996 is $17.65, $16.50 and $14.89 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted average risk-free interest rate of 5.5%, 6.1% and 6.4% for 1998, 1997 and 1996, respectively, and expected lives of six years and volatility of 30% for all years presented.

    In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International ("ALPA"), NWA Corp. established the 1998 Pilots Stock Option Plan ("the Pilot Plan"). The Pilot Plan has reserved for issuance 2.5 million shares of Common Stock. Options under the Pilot Plan will be granted over a three-year period. The initial option grant was for 1.0 million shares of Common Stock with an exercise price of $27.875 per share. These options became exercisable on

                         NORTHWEST AIRLINES CORPORATION

NOTE H--STOCK OPTIONS AND STOCKHOLDER RIGHTS PLAN (CONTINUED)
November 1, 1998. The weighted average fair value of the options granted under the Pilot Plan is $10.84. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 4.7%, an expected life of six years and volatility of 30%. On each of the next three anniversaries of the initial grant date, an additional 500,000 options will be granted with an exercise price equal to the closing market price of the Common Stock on the applicable grant date.

    Assuming the Company had accounted for its employee stock options using the fair value method (instead of the intrinsic value method), the 1998 net loss would have increased to $300 million, bringing the loss per share to $3.65 in 1998. The pro forma effect of SFAS 123 is immaterial to the Company's 1997 and 1996 net income and earnings per share. In addition, because the fair value method was applied only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

    STOCKHOLDER RIGHTS PLAN: Pursuant to the Stockholder Rights Plan (the "Rights Plan"), each share of Common Stock has attached to it a right and, until the rights expire or are redeemed, each new share of Common Stock issued by NWA Corp., including the shares of Common Stock into which the Series C Preferred Stock is convertible, will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment. The rights become exercisable only after any person or group (other than the trusts holding Common Stock for the benefit of employees) acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors (as defined in the Rights Plan)) of NWA Corp.'s "outstanding" Common Stock (as defined in the Rights Plan) or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock. If any person or group acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock, the holders of the rights (other than the acquiring person or group) will be entitled to receive upon exercise of the rights, Common Stock of NWA Corp. having a market value of two times the exercise price of the right. In addition, if after the rights become exercisable NWA Corp. is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of two times the exercise price of the rights. The rights expire on November 16, 2005 and may be redeemed by NWA Corp. at a price of $.01 per right prior to the time they become exercisable.

                         NORTHWEST AIRLINES CORPORATION

NOTE I--ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table sets forth information with respect to accumulated other comprehensive income (loss) (in millions):

                                                                 FOREIGN     DEFERRED      MINIMUM     ACCUMULATED
                                                                CURRENCY      LOSS ON      PENSION        OTHER
                                                               TRANSLATION    HEDGING     LIABILITY   COMPREHENSIVE
                                                               ADJUSTMENT   ACTIVITIES   ADJUSTMENT   INCOME (LOSS)
                                                               -----------  -----------  -----------  --------------
Balance at January 1, 1996...................................   $   (39.3)   $  --        $  (231.0)    $   (270.3)
  Before tax amount..........................................         (.1)      --            250.6          250.5
  Tax effect.................................................      --           --            (93.1)         (93.1)
                                                               -----------  -----------  -----------       -------
  Net-of-tax amount..........................................         (.1)      --            157.5          157.4

Balance at December 31, 1996.................................       (39.4)      --            (73.5)        (112.9)
  Before tax amount..........................................         9.2       --              8.6           17.8
  Tax effect.................................................        (3.4)      --             (3.3)          (6.7)
                                                               -----------  -----------  -----------       -------
  Net-of-tax amount..........................................         5.8       --              5.3           11.1

Balance at December 31, 1997.................................       (33.6)      --            (68.2)        (101.8)
  Before tax amount..........................................       (10.9)       (33.0)        97.5           53.6
  Tax effect.................................................         4.0         12.1        (36.0)         (19.9)
                                                               -----------  -----------  -----------       -------
  Net-of-tax amount..........................................        (6.9)       (20.9)        61.5           33.7

Balance at December 31, 1998.................................   $   (40.5)   $   (20.9)   $    (6.7)    $    (68.1)
                                                               -----------  -----------  -----------       -------
                                                               -----------  -----------  -----------       -------

NOTE J--INCOME TAXES

    Income tax expense (benefit) consisted of the following (in millions):

                                                                      YEAR ENDED DECEMBER 31
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $   (45.0) $   108.5  $   175.0
  Foreign.......................................................        3.4        3.7        4.1
  State.........................................................        1.0       10.9       22.3
                                                                  ---------  ---------  ---------
                                                                      (40.6)     123.1      201.4
Deferred:
  Federal.......................................................      (89.7)     236.8      112.1
  Foreign.......................................................       (3.4)    --           16.6
  State.........................................................      (10.8)      18.9        6.2
                                                                  ---------  ---------  ---------
                                                                     (103.9)     255.7      134.9
                                                                  ---------  ---------  ---------
Total income tax expense (benefit)..............................  $  (144.5) $   378.8  $   336.3
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                         NORTHWEST AIRLINES CORPORATION

NOTE J--INCOME TAXES (CONTINUED)
    Reconciliation of the statutory rate to the Company's income tax expense (benefit) is as follows (in millions):

                                                                      YEAR ENDED DECEMBER 31
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Statutory rate applied to income before income taxes and
  extraordinary item............................................  $  (150.5) $   344.6  $   305.3
Add (deduct):
  State income tax (benefit) net of federal benefit.............       (6.5)      19.2       18.5
  Adjustment to valuation allowance and other income tax
    accruals....................................................        6.4        5.8        6.2
  Other.........................................................        6.1        9.2        6.3
                                                                  ---------  ---------  ---------
Total income tax expense (benefit)..............................  $  (144.5) $   378.8  $   336.3
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The net deferred tax liabilities listed below include a current net deferred tax asset of $114.3 million and $84.8 million and a long-term net deferred tax liability of $1.11 billion and $1.16 billion as of December 31, 1998 and 1997, respectively.

    Significant components of the Company's net deferred tax liability were as follows (in millions):

                                                                             DECEMBER 31
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
Deferred tax liabilities:
  Financial accounting basis of assets in excess of tax basis..........  $ 1,489.4  $ 1,452.0
  Expenses other than depreciation accelerated for tax purposes........      313.0      309.4
  Other................................................................       15.9       12.4
                                                                         ---------  ---------
    Total deferred tax liabilities.....................................    1,818.3    1,773.8

Deferred tax assets:
  Pension and postretirement benefits..................................       84.7      128.3
  Expenses accelerated for financial reporting purposes................      547.9      409.3
  Leases capitalized for financial reporting purposes..................       80.4      105.1
  Alternative minimum tax credit carryforwards.........................      103.2       54.4
  Other tax credit carryforwards.......................................        3.7     --
                                                                         ---------  ---------
    Total deferred tax assets..........................................      819.9      697.1
                                                                         ---------  ---------
Net deferred tax liability.............................................  $   998.4  $ 1,076.7
                                                                         ---------  ---------
                                                                         ---------  ---------

    During 1996, the Company utilized all of its regular net operating loss carryforwards ("NOLs"). For tax purposes, the Company utilized NOLs of approximately $121.8 million, $684.4 million and $394.4 million in 1996, 1995 and 1994, respectively, and alternative minimum tax net operating loss carryforwards ("AMTNOLs") of $105.1 million and $446.7 million in 1995 and 1994, respectively. The Company has alternative minimum tax credits of approximately $103.2 million available for carryforward to future years' tax returns. The alternative minimum tax credit has an unlimited carryforward period. In 1996, the Company utilized its remaining foreign tax credit carryforward available for regular tax purposes. In 1995, the Company utilized its remaining AMTNOL carryforward, as well as its remaining investment tax credit

                         NORTHWEST AIRLINES CORPORATION

NOTE J--INCOME TAXES (CONTINUED)
carryforward and its remaining foreign tax credit carryforward available for alternative minimum tax purposes. During 1998, the Company generated $3.4 million of foreign tax credit for both regular and alternative minimum tax purposes and $.3 million of general business credit. These credits are available for carryforward at December 31, 1998.

    Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury regulations limit the amounts of NOLs, AMTNOLs and credits that can be used to offset taxable income (or used as a credit) in any single tax year if the corporation has more than a 50% ownership change (as defined in the Code) over a three-year testing period ending on the testing date. The annual limitation on the amount of such NOLs, AMTNOLs and credits is calculated in part based on the value of NWA Corp.'s stock. Management believes that an offering of outstanding Common Stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred before that time. If such an ownership change did occur as a result of the offering, management believes that, even as limited by the Code, the Company would use the NOLs, AMTNOLs and credits significantly earlier than their expiration and the annual limitations would not adversely impact the Company. However, if the IRS were to successfully assert that an ownership change had occurred on any date prior to November 1995, (including August 1, 1993 when the Company entered into labor agreements that provided stock for labor cost savings), the Company's ability to use its NOLs, AMTNOLs and credits would be significantly impaired because the value of NWA Corp.'s stock on certain prior testing dates was relatively low. Such value would adversely affect the annual limitation described above.

NOTE K--COMMITMENTS

    The Company's firm aircraft orders for 102 new aircraft as of December 31, 1998, adjusted to reflect a January 1999 revised delivery schedule, includes seven Airbus A320 aircraft in 1999, 50 Airbus A319 aircraft (ten per year beginning in 1999), 25 Boeing 757-200 aircraft from 2004 through 2006, 16 Airbus A330 aircraft (eight each in 2004 and 2005) and four Boeing 747-400 aircraft in 1999. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately: $963 million in 1999, $290 million in 2000, $363 million in 2001, $498 million in 2002, $466 million in 2003 and $3.01 billion from 2004 to 2006.

    The Company has substitution rights with respect to the Airbus A330 aircraft and has the option to purchase four Boeing 747-400 aircraft in 2002. The Company also has options to purchase 50 additional Airbus A319 and/or A320 aircraft for delivery from 2000 through 2004 and 50 roll-over options which replace the initial 50 options and would be assigned delivery slots commencing in December 2004 as the initial 50 options are exercised.

    Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and lease financing. Financing has been arranged for the committed Airbus A320 and A319 aircraft deliveries and is available for use at the option of the Company. The Company plans on financing its four Boeing 747-400 aircraft to be delivered in 1999 with enhanced equipment trust certificates.

NOTE L--LITIGATION

    The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters relating to the Company's business. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of

                         NORTHWEST AIRLINES CORPORATION

NOTE L--LITIGATION (CONTINUED)
these matters will not have a material adverse effect on the Company's Consolidated Financial Statements taken as a whole.

NOTE M--PENSION AND OTHER POSTRETIREMENT HEALTH CARE BENEFITS

    The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and/or employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. In 1998, 1997 and 1996, the Company made contributions of $150 million, $133 million and $85 million, respectively, in excess of its minimum requirement.

    The Company sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents. The expected future cost of providing such postretirement benefits is accrued over the service life of active employees. Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits. Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement. Medical and dental benefit plans are unfunded and costs are paid as incurred. The pilot group is provided Company-paid life insurance coverage in amounts which decrease based on age at retirement and age at time of death.

    The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets (in millions):

                                                                         PENSION BENEFITS       OTHER BENEFITS
                                                                       --------------------  --------------------
                                                                         1998       1997       1998       1997
                                                                       ---------  ---------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year............................  $ 4,251.3  $ 3,699.0  $   347.1  $   313.6
  Service cost.......................................................      132.7      113.2       12.4       10.3
  Interest cost......................................................      309.6      286.4       25.0       23.8
  Amendments.........................................................      180.2        (.6)       6.1         --
  Actuarial gain.....................................................      316.9      308.1        4.8       14.6
  Foreign exchange gain (loss).......................................        7.0      (11.6)        --         --
  Benefits paid......................................................     (176.4)    (143.2)     (18.8)     (15.2)
                                                                       ---------  ---------  ---------  ---------
  Benefit obligation at end of year..................................    5,021.3    4,251.3      376.6      347.1
                                                                       ---------  ---------  ---------  ---------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year.....................    3,758.1    3,008.7        5.3        5.1
  Actual return on plan assets.......................................      608.2      623.6         .3         .4
  Employer contributions.............................................      184.9      269.4       18.7       15.0
  Benefits paid and other............................................     (176.6)    (143.6)     (18.8)     (15.2)
                                                                       ---------  ---------  ---------  ---------
  Fair value of plan assets at end of year...........................    4,374.6    3,758.1        5.5        5.3
                                                                       ---------  ---------  ---------  ---------
Funded status........................................................     (646.7)    (493.2)    (371.1)    (341.8)
Unrecognized net actuarial loss......................................      363.7      324.7       86.9       85.0
Unrecognized prior service cost......................................      337.5      181.9        6.2     --
                                                                       ---------  ---------  ---------  ---------
Net amount recognized................................................  $    54.5  $    13.4  $  (278.0) $  (256.8)
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------

                         NORTHWEST AIRLINES CORPORATION

    Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows (in millions):

                                                                           PENSION BENEFITS       OTHER BENEFITS
                                                                         --------------------  --------------------
                                                                           1998       1997       1998       1997
                                                                         ---------  ---------  ---------  ---------
Prepaid benefit cost...................................................  $   195.4  $   125.4  $  --      $  --
Accrued benefit liability..............................................     (287.4)    (256.6)    (278.0)    (256.8)
Intangible asset.......................................................      135.9       36.4     --         --
Accumulated other comprehensive income.................................       10.6      108.2     --         --
                                                                         ---------  ---------  ---------  ---------
Net amount recognized..................................................  $    54.5  $    13.4  $  (278.0) $  (256.8)
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $451.4 million, $271.8 million and $2.7 million, respectively, as of December 31, 1998 and $1.28 billion, $1.19 billion and $1.03 billion, respectively, as of December 31, 1997.

    Weighted-average assumptions for pension and other benefits as of December 31 were as follows:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Discount rate.......................................................        6.9%       7.1%       7.6%
Rate of future compensation increase................................        3.9%       3.5%       3.5%
Expected long-term return on plan assets............................       10.5%      10.5%      10.5%

    For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.5 percent for 2002 and remain at that level thereafter.

    The net periodic cost of defined benefit plans included the following (in millions):

                                                                    PENSION BENEFITS                  OTHER BENEFITS
                                                             -------------------------------  -------------------------------
                                                               1998       1997       1996       1998       1997       1996
                                                             ---------  ---------  ---------  ---------  ---------  ---------
Service cost...............................................  $   132.7  $   113.2  $   115.7  $    12.4  $    10.3  $    10.3
Interest cost..............................................      309.6      286.4      267.2       25.0       23.8       22.1
Expected return on plan assets.............................     (356.5)    (301.2)    (256.8)       (.4)       (.4)       (.4)
Amortization of prior service cost.........................       20.2       20.3       20.2     --         --         --
Recognized net actuarial loss..............................       25.7       17.2       38.8        2.9        2.1        3.2
Other events...............................................        4.7        2.2     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------  ---------
Net periodic benefit cost..................................  $   136.4  $   138.1  $   185.1  $    39.9  $    35.8  $    35.2
                                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------  ---------

    Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in millions):

                                                                  1-PERCENTAGE-    1-PERCENTAGE-
                                                                 POINT INCREASE   POINT DECREASE
                                                                 ---------------  ---------------
Effect on total of service and interest cost components........     $     5.8        $    (4.9)
Effect on accumulated postretirement benefit obligations.......          48.8            (41.5)

                         NORTHWEST AIRLINES CORPORATION

NOTE N--RELATED PARTY TRANSACTIONS

    On November 20, 1998, the Company issued 2.6 million shares of Common Stock and paid $399 million in cash to acquire the beneficial ownership of 8.7 million shares of Class A Common Stock of Continental. These shares represent 13.5% of Continental's outstanding common stock and, together with additional Continental shares for which the Company holds a limited voting proxy, 50.3% of its fully diluted voting power as of December 31, 1998.

    In connection with the Company's investment in Continental and Northwest's alliance with Continental, the Company entered into agreements with Continental which contain certain restrictions on the Company's ability to vote shares of Continental common stock, to acquire additional shares of Continental common stock and to affect the composition and conduct of Continental's Board of Directors for a ten-year period. Due to the restrictions in these agreements, the Company will account for its investment under the equity method. The Company will recognize its interest in Continental's earnings on a one-quarter lag. The difference between the cost of the Company's investment and the proportionate share of the underlying equity of Continental of $312 million will be amortized over 40 years.

    In a related transaction, Northwest and Continental entered into a 13-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The two airlines have no plans to merge their operations and will retain separate boards, management and headquarters. In December 1998, Northwest and Continental began implementing their alliance. Since then they have initiated code-sharing (the joint designation of flights under the Northwest "NW" code and the Continental "CO" code) to several points in Asia and to many domestic cities. Northwest anticipates that it will add additional code-sharing with Continental in 1999; however, further international code-sharing is subject to certain regulatory approvals. Other joint activities anticipated to be implemented include airport facility coordination, joint purchasing and certain coordinated sales programs.

    The Company has an investment in WORLDSPAN, an affiliate that provides computer reservations services, which it accounts for using the equity method. The Company recorded expenses for certain reservation system services provided by this affiliate of $83.0 million, $78.6 million and $77.1 million in 1998, 1997 and 1996, respectively.

    The Company owns 28.5% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba Aviation, Inc. ("Mesaba"), which operates as a Northwest Airlink. The Company also has warrants in Mesaba Holdings, Inc. stock and if the Company were to exercise all its warrants when fully vested, its ownership would increase to 40.9% as of December 31, 1998.

    Northwest and Mesaba signed a ten-year Airline Services Agreement ("ASA") effective July 1, 1997 under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. As of December 31, 1998, the Company has leased 48 Saab 340 aircraft which are in turn subleased to Mesaba. The lease agreements provide the Company with renewal options ranging from one to five years and purchase options at the end of the lease or renewal term which approximate fair market value.

    In addition, as of December 31, 1998, the Company has leased or subleased 18 Avro Regional Jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996. The Company has agreed to lease 18 additional Avro Regional Jet aircraft to Mesaba, with ten scheduled for delivery in 1999 and eight in 2000. Committed expenditures for these aircraft, including contractual price escalations, are approximately $225 million in 1999 and $175 million in 2000.

                         NORTHWEST AIRLINES CORPORATION

NOTE N--RELATED PARTY TRANSACTIONS (CONTINUED)
    On April 1, 1997, the Company, purchased all of the outstanding stock of Express Airlines I, Inc. and an affiliate ("Express") and their operating results are included in the Company's consolidated financial statements commencing on that date. Express is a regional carrier that provides passenger traffic to Northwest at Memphis.

NOTE O--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

    Effective October 1, 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. The Company uses derivatives as cash flow hedges to manage the price risk of fuel and its exposure to foreign currency fluctuations. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the derivative's gain or loss is reported in earnings immediately. The cumulative effect of adoption was immaterial.

    RISK MANAGEMENT: The Company uses derivative financial instruments to manage specific risks and does not hold or issue them for trading purposes. The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives.

    FOREIGN CURRENCY: The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 1998, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 38 billion yen. From time to time, the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated ticket sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated ticket sales.

    At December 31, 1998, the Company recorded $15.0 million of unrealized losses in accumulated other comprehensive loss as a result of forward contracts to sell 47.5 billion yen ($405.8 million) at an average forward rate of 117 with various settlement dates through November 1999. Hedging gains or losses are recorded in passenger revenue when transportation is provided. These forward contracts hedge approximately 35% of the Company's anticipated 1999 yen-denominated ticket sales, which also represents approximately 95% of the Company's excess of yen-denominated revenues over expenses.

    Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to a single counterparty and monitors the market position with each counterparty. It is the Company's policy to participate in foreign currency hedging transactions with a maximum span of 12 months.

    FUEL: The Company is exposed to the effect of changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. To further manage the price risk of fuel

                         NORTHWEST AIRLINES CORPORATION

NOTE O--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED) costs, the Company primarily utilizes futures contracts traded on regulated exchanges. The changes in market value of such contracts have historically been highly effective at offsetting fuel price fluctuations. It is the Company's policy to participate in hedging transactions with a maximum span of 12 months.

    At December 31, 1998, the Company recorded $5.9 million of unrealized losses in accumulated other comprehensive loss as a result of the fuel futures contracts, which if realized, will be recorded in fuel expense when the related fuel inventory is utilized throughout 1999. As of December 31, 1998, the Company had hedged approximately 10% of its 1999 fuel requirements, including 40% for the first quarter.

    FAIR VALUES OF FINANCIAL INSTRUMENTS: The financial statement carrying values equal the fair values of the Company's cash and cash equivalents and short-term investments. As of December 31, these amounts were (in millions):

                                                                          CASH AND CASH         SHORT-TERM INVESTMENTS
                                                                           EQUIVALENTS
                                                                     ------------------------  ------------------------
                                                                        1998         1997         1998         1997
                                                                     -----------  -----------  -----------  -----------
Held-to-maturity debt securities:
  Commercial paper.................................................   $   320.4    $   372.4    $    19.5    $   176.3
  Other............................................................       109.1        281.1         22.8        122.1
Available-for-sale debt securities.................................        27.3         68.8          5.6        139.3
Cash...............................................................        23.2         18.1       --           --
                                                                     -----------  -----------       -----   -----------
                                                                      $   480.0    $   740.4    $    47.9    $   437.7
                                                                     -----------  -----------       -----   -----------
                                                                     -----------  -----------       -----   -----------

    The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were (in millions):

                                                                             1998                  1997
                                                                     --------------------  --------------------
                                                                     CARRYING     FAIR     CARRYING     FAIR
                                                                       VALUE      VALUE      VALUE      VALUE
                                                                     ---------  ---------  ---------  ---------
Long-Term Debt.....................................................  $ 4,000.7  $ 4,074.2  $ 2,069.3  $ 2,239.7
Mandatorily Redeemable Preferred Security of Subsidiary............      564.1      519.6      486.3      434.1
Series C Preferred Stock...........................................      260.7      196.0      306.2      432.9
Redeemable Common Stock............................................     --         --          848.5      767.7

    The Company considers all unrestricted investments with a remaining maturity of three months or less on their acquisition date to be cash equivalents. The Company classifies investments with a remaining maturity of more than three months on their acquisition date that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. Purchases of short-term investments classified as available-for-sale securities during 1997 were $63.1 million and proceeds from sales of such securities during 1998 and 1997 were $139.3 and $74.5 million, respectively. At December 31, 1998 and 1997, short-term investments included $47.9 and $138.2 million, respectively, of temporarily restricted investments. The temporarily restricted investments were pledged as collateral under various agreements.

    The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt, Preferred Security and redeemable common stock not actively traded, fair

                         NORTHWEST AIRLINES CORPORATION

NOTE O--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED) values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares is based on the assumed conversion to Common Stock and valuing such shares at the closing quoted market price for Common Stock.

NOTE P--SEGMENT INFORMATION

    The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Geographic operating revenues are based on allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign destinations into regions, and thus, differs from the definition of foreign operations under generally accepted accounting principles. The following table shows the operating revenues for each region (in millions):

                                                                 YEAR ENDED DECEMBER 31
                                                            --------------------------------
                                                              1998        1997       1996
                                                            ---------  ----------  ---------
Domestic..................................................  $ 6,093.0  $  6,793.0  $ 6,492.7
Pacific, principally Japan................................    2,015.7     2,670.9    2,699.1
Atlantic..................................................      936.1       761.9      688.7
                                                            ---------  ----------  ---------
Total operating revenues..................................  $ 9,044.8  $ 10,225.8  $ 9,880.5
                                                            ---------  ----------  ---------
                                                            ---------  ----------  ---------

                         NORTHWEST AIRLINES CORPORATION

NOTE Q--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997, are summarized below (in millions, except per share amounts):

                                                                        1ST        2ND        3RD        4TH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
1998:
Operating revenues.................................................  $ 2,428.5  $ 2,476.0  $ 1,928.1  $ 2,212.2
Operating income (loss)............................................      156.4      120.2     (275.8)    (192.2)
Net income (loss)..................................................  $    71.0  $    48.6  $  (223.8) $  (181.3)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Basic earnings (loss) per common share.............................  $     .72  $     .56  $   (2.91) $   (2.31)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Diluted earnings (loss) per common share...........................  $     .66  $     .51  $   (2.91) $   (2.31)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
1997:
Operating revenues.................................................  $ 2,375.5  $ 2,557.6  $ 2,801.4  $ 2,491.3
Operating income...................................................      135.0      291.1      503.8      227.3
Income before extraordinary item...................................       64.6      136.2      290.3      114.7
Net loss on extinguishment of debt.................................     --         --         --           (9.3)
Net income.........................................................  $    64.6  $   136.2  $   290.3  $   105.4
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Basic earnings per common share:
  Before effect of extraordinary item..............................  $     .59  $    1.29  $    2.80  $    1.18
  Net loss on extinguishment of debt...............................     --         --         --           (.09)
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .59  $    1.29  $    2.80  $    1.09
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Before effect of extraordinary item..............................  $     .53  $    1.16  $    2.53  $    1.06
  Net loss on extinguishment of debt...............................     --         --         --           (.09)
                                                                     ---------  ---------  ---------  ---------
  Earnings per common share........................................  $     .53  $    1.16  $    2.53  $     .97
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

    The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares outstanding and other dilutive potential common shares.

                         NORTHWEST AIRLINES CORPORATION

NOTE R--CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF NORTHWEST AIRLINES, INC.

    Northwest Airlines Holdings Corporation and its wholly-owned subsidiary, Wings Acquisition Corp., were formed and incorporated by a group of investors in order to acquire all of the outstanding stock of NWA Inc. (the "Acquisition"), the parent company of Northwest Airlines, Inc. In 1989, Wings Acquisition Corp. was merged with and into NWA Inc., with NWA Inc. being the surviving entity. The Acquisition was recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market value at the date of Acquisition, determined primarily by independent appraisals.

    After reflecting these values in the financial statements of Northwest, condensed financial information of Northwest consists of the following (in millions):

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Operating revenues.............................................................  $ 8,642.7  $ 9,882.9  $ 9,651.3
Operating expenses.............................................................    8,862.2    8,773.9    8,641.7
                                                                                 ---------  ---------  ---------
Operating income (loss)........................................................     (219.5)   1,109.0    1,009.6
Other income (expense).........................................................     (239.4)    (212.9)    (183.6)
                                                                                 ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item.......................     (458.9)     896.1      826.0
Income tax expense (benefit)...................................................     (159.3)     342.6      308.8
                                                                                 ---------  ---------  ---------
Income (loss) before extraordinary item........................................     (299.6)     553.5      517.2
Loss on extinguishment of debt.................................................     --           (9.3)    --
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................  $  (299.6) $   544.2  $   517.2
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
Current assets.............................................................................  $ 1,601.9  $ 2,015.0
Noncurrent assets..........................................................................    7,242.4    6,114.6
Current liabilities........................................................................    3,598.8    3,164.7
Long-term debt and obligations under capital leases........................................    3,955.2    2,016.9
Deferred credits and other liabilities.....................................................    1,001.2    1,191.0
Mandatorily redeemable preferred security of subsidiary....................................      564.1      486.3

ITEM 7A. QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is set forth under "Market Risk Sensitive Instruments and Positions" in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item will be set forth under the heading "Election of Directors-Information Concerning Director-Nominees" to be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item will be set forth under the headings "Election of Directors-- Compensation of Directors", "Election of
Directors--Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under the headings "Election of Directors-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Related Party Transactions" to be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    The following is an index of the financial statements, schedule and exhibits included in this Report.

(A) 1.  FINANCIAL STATEMENTS:

                                                                                                      PAGE
                                                                                                      -----
Consolidated Balance Sheets--December 31, 1998 and December 31, 1997.............................          28
Consolidated Statements of Operations--For the years ended December 31, 1998, 1997 and 1996......          30
Consolidated Statements of Cash Flows--For the years ended December 31, 1998, 1997 and 1996......          31
Consolidated Statements of Common Stockholders' Equity (Deficit)--For the years ended December
  31, 1998, 1997 and 1996........................................................................          32
Notes to Consolidated Financial Statements.......................................................          33

2.  FINANCIAL STATEMENT SCHEDULE:

Schedule II--Valuation and Qualifying Accounts--For the years ended December 31, 1998, 1997 and
  1996...........................................................................................         S-1

    Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements of notes thereto.

    3.  EXHIBITS

    The following is an index of the exhibits included in this Report or incorporated herein by reference.

   2.1      Amended and Restated Agreement and Plan of Merger among Northwest
            Airlines Corporation, Northwest Airlines Holdings Corporation, and
            Newbridge Merger Corporation, dated as of October 30, 1998.

   3.1      Restated Certificate of Incorporation of Northwest Airlines
            Corporation (filed as Exhibit 4.1 to the Registration Statement on
            Form S-3, File No. 333-69655 (the "S-3"), and incorporated herein by reference).

   3.2 Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 4.2 to the S-3 and incorporated herein by reference).

   3.3      Restated Certificate of Incorporation of Northwest Airlines, Inc.
            (filed as Exhibit 3.3 to Northwest's Registration Statement on Form
            S-3, File No. 33-74772 (the "Debt S-3"), and incorporated herein by reference).

   3.4      Bylaws of Northwest Airlines, Inc. (filed as Exhibit 3.4 to the Debt
            S-3 and incorporated herein by reference).

   4.1      Certificate of Designation of Series C Preferred Stock of Northwest
            Airlines Corporation (included in Exhibit 3.1).

   4.2      Certificate of Designation of Series D Junior Participating Preferred
            Stock of Northwest Airlines Corporation (included in Exhibit 3.1).

   4.3      Rights Agreement dated as of November 20, 1998 between Northwest
            Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent
            (filed as Exhibit 1 to NWA Corp.'s Form 8-A filed November 20, 1998 and incorporated herein by reference).

   4.4 The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

   9.1      Northwest Airlines/Air Partners Voting Trust Agreement among
            Continental Airlines, Inc., Northwest Airlines Corporation, Newbridge
            Parent Corporation, Air Partners, L.P. and Wilmington Trust Company, dated November 20, 1998 (filed as Exhibit 2.4 of NWA Corp.'s Current
            Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).

  10.1      Investment Agreement among Northwest Airlines Corporation, Newbridge
            Parent Corporation, Air Partners, L.P., the Partners of Air Partners,
            L.P. signatory thereto, Bonderman Family Limited Partnership, 1992
            Air, Inc. and Air Saipan, Inc., dated as of January 25, 1998 (without exhibits and schedules) (filed as Exhibit 2.1 to NWA Corp.'s Current
            Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).

  10.2      Amendment No. 1 to the Investment Agreement among Northwest Airlines
            Corporation, Newbridge Parent Corporation, Air Partners, L.P., the
            Partners of Air Partners, L.P. signatory thereto, Bonderman Family
            Limited Partnership, Air Saipan, Inc. and 1992 Air, Inc., dated as of
            February 27, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

  10.3      Amendment No. 2 to the Investment Agreement among Northwest Airlines
            Corporation, Newbridge Parent Corporation, Air Partners, L.P., the
            Partners of Air Partners, L.P. signatory thereto, 1998 CAI Partners,
            L.P., Bonderman Family Limited Partnership, 1992 Air, Inc. and Air
            Saipan, Inc., dated as of November 20, 1998 (filed as Exhibit 2.3 to
            NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).

  10.4      Governance Agreement among Northwest Airlines Corporation, Newbridge
            Parent Corporation and Continental Airlines, Inc., dated as of January
            25, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form
            8-K dated January 25, 1998 and incorporated herein by reference).

  10.5      First Amendment to the Governance Agreement, among Continental
            Airlines, Inc., Northwest Airlines Corporation and Newbridge Parent
            Corporation, dated as of March 2, 1998 (filed as Exhibit 2.2 to NWA
            Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).

  10.6      Second Amendment to the Governance Agreement among Continental
            Airlines, Inc., Northwest Airlines Corporation and Newbridge Parent
            Corporation, dated as of November 20, 1998 (filed as Exhibit 2.1 to
            NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).

  10.7      Supplemental Agreement, among Continental Airlines, Inc., Northwest
            Airlines Corporation and Newbridge Parent Corporation, dated as of
            November 20, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).

  10.8      Standstill Agreement between Northwest Airlines Corporation and David
            Bonderman, Bonderman Family Limited Partnership, Lectair Partners, Eli
            Broad, Donald Strum, 1992 Air GP and 1992 Air, Inc. (collectively the
            "Holders"), dated as of November 20, 1998.

  10.9 Registration Rights Agreement among Northwest Airlines Corporation, the Holders and 1992 Air, Inc., as the representative of the Holders, dated November 20, 1998.

  10.10     Assignment Agreement, among Northwest Airlines Corporation, Newbridge
            Parent Corporation, Air Partners, L.P., the Partners of Air Partners,
            L.P. signatory thereto, Bonderman Family Limited Partnership, Air
            Saipan, Inc., 1992 Air, Inc. and Coulco, Inc., dated as of February
            27, 1998.

  10.11 Second Amended and Restated Investor Stockholders' Agreement dated as of December 23, 1993 among NWA Corp. and the Original Investors named therein ("Second Amended and Restated Stockholders' Agreement") (filed as Exhibit 4.9 to the Registration Statement on Form S-1, File No.
            33-74210 (the "S-1"), and incorporated herein by reference).

  10.12     Supplement dated as of December 23, 1993 to Second Amended and
            Restated Stockholders' Agreement (filed as Exhibit 4.11 to NWA Corp.'s
            Annual Report on Form 10-K for the year ended December 31, 1994 (the
            "10-K") and incorporated herein by reference).

  10.13     Amendment dated as of December 14, 1994 to Second Amended and Restated
            Stockholders' Agreement (filed as Exhibit 4.13 to the 10-K and incorporated herein by reference).

  10.14     Amendment dated as of January 6, 1995 to Second Amended and Restated
            Stockholders' Agreement (filed as Exhibit 4.14 to the 10-K and incorporated herein by reference).

  10.15     Amendment dated as of January 25, 1995 to Second Amended and Restated
            Stockholders' Agreement (filed as Exhibit 4.15 to the 10-K and incorporated herein by reference).

  10.16     Amendment dated as of October 23, 1995 to the Second Amended and
            Restated Stockholders' Agreement (filed as Exhibit 4.11 to the
            Registration Statement on Form S-3, File No. 33-98494, and incorporated herein by reference).

  10.17     Amendment to Second Amended and Restated Investor Stockholders'
            Agreement dated September 29, 1997 (filed as Exhibit 10.7 to NWA
            Corp.'s Quarterly Report on Form 10-Q for the quarter ended September
            30, 1997 and incorporated herein by reference).

  10.18 Acknowledgment of Northwest Airlines Corporation regarding assumption of obligations as successor under the Second Amended and Restated
            Investor Stockholders' Agreement, dated November 20, 1998.

  10.19     Amended and Restated Standstill Agreement between Koninklijke
            Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation, dated
            May 1, 1998 (filed as Exhibit 10.2 of NWA Corp.'s Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.20     Common Stock Repurchase Agreement between Northwest Airlines
            Corporation and Koninklijke Luchtvaart Maatschappij N.V., dated
            September 29, 1997 (filed as Exhibit 10.2 to NWA Corp.'s Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

  10.21     Accelerated Common Stock Repurchase Agreement between Northwest
            Airlines Corporation and Koninklijke Luchtraart Maatschappij N.V., dated as of May 1, 1998 (filed as Exhibit 10.1 to NWA Corp.'s
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.22     Stockholders' Agreement, dated as of September 9, 1994, among NWA
            Corp., the Original Investors named therein and the Unions named therein (the "Stockholders' Agreement") (filed as Exhibit 4.13 to the
            Registration Statement on Form S-4, File No. 33-87250, and incorporated herein by reference).

  10.23     Amendment dated as of October 3, 1994 to Stockholders' Agreement
            (filed as Exhibit 4.12 to the 10-K and incorporated herein by reference).

  10.24     Amendment dated as of December 14, 1994 to the Stockholders' Agreement
            (filed as Exhibit 4.22 to the 10-K and incorporated herein by reference).

  10.25     Amendment dated as of January 25, 1995 to the Stockholders' Agreement
            (filed as Exhibit 4.23 to the 10-K and incorporated herein by reference).

  10.26     Amendment dated as of November 1, 1995 to the Stockholders' Agreement
            (filed as Exhibit 4.12 to the Registration Statement on Form S-3, File
            No. 33-98494, and incorporated herein by reference).

  10.27 First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 4.18 to the 10-K and incorporated herein by reference).

  10.28 Acknowledgement of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated
            Common Stock Registration Rights Agreement, dated November 20, 1998.

  10.29 Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWA Corp. (filed as Exhibit 10.14 to NWA Corp.'s Annual Report on
            Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.30     Special Facilities Lease between Charter County of Wayne, Michigan and
            Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers
            National Bank of Detroit (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference).

  10.31 Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central
            Airlines, Inc. (filed as Exhibit 10.7 to the S-1 and incorporated herein by reference).

  10.32     Amendatory Agreement between The Charter County of Wayne, Michigan and
            Northwest dated as of October 8, 1996 (filed as Exhibit 10.1 to NWA
            Corp's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1996 (the "10-Q") and incorporated herein by reference).

  10.33     First Amended and Restated Airport Agreement between The Charter
            County of Wayne, Michigan and Northwest dated as of October 10, 1996
            (filed as Exhibit 10.2 to the 10-Q and incorporated herein by reference).

  10.34 First Amendment to First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998.

  10.35     Second Amended and Restated Airport Agreement between The Charter
            County of Wayne, Michigan and Northwest dated as of October 10, 1996
            (filed as Exhibit 10.3 to the 10-Q incorporated herein by reference).

  10.36 First Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of September 1997.

  10.37 Second Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998.

  10.38     Airport Terminal Building Lease for Minneapolis-St. Paul International
            Airport dated as of June 18, 1964 and related amendments entered into by and between The Minneapolis-St. Paul Metropolitan Airports
            Commission and Northwest, as successor to Northwest Orient Airlines,
            Inc. (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference).

  10.39     Master Financing Agreement dated as of March 29, 1992 among Northwest
            Airlines Corporation, Northwest Airlines, Inc. and the State of
            Minnesota (filed as Exhibit 10.9 to the S-1 and incorporated herein by reference).

  10.40     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and The Air Line Pilots Association International
            (filed as Exhibit 10.13 to the S-1 and incorporated herein by reference).

  10.41     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and The International Association of Machinists and
            Aerospace Workers (filed as Exhibit 10.14 to the S-1 and incorporated herein by reference).

  10.42     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and The International Brotherhood of Teamsters (filed as Exhibit 10.15 to the S-1 and incorporated herein by reference).

  10.43     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and The Transport Workers Union of America (filed as
            Exhibit 10.16 to the S-1 and incorporated herein by reference).

  10.44     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and the Airline Technical Support Association (filed as
            Exhibit 10.17 to the S-1 and incorporated herein by reference).

  10.45     Equity Letter Agreement dated as of August 1, 1993 between Northwest
            Airlines, Inc. and The Northwest Airlines Meteorologists Association
            (filed as Exhibit 10.18 to the S-1 and incorporated herein by reference).

  10.46     Amendment dated as of December 14, 1994 to the Equity Letter
            Agreements listed as Exhibits 10.26 through 10.31 (filed as Exhibit
            10.19 to the 10-K and incorporated herein by reference).

  10.47     Credit Agreement among Northwest Airlines Corporation, NWA Inc.,
            Northwest Airlines, Inc. and various lending institutions named therein dated as of December 15, 1995, as amended and restated as of October 16, 1996 and as further amended and restated as of December
            29, 1997 (filed as Exhibit 10.3 to NWA Corp.'s Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.48     First Amendment to Credit Agreement among Northwest Airlines
            Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 23, 1998 (filed as Exhibit 10.4 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.49     Temporary Amendment to Credit Agreement among Northwest Airlines
            Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998 (filed as Exhibit
            10.5 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.50     Amendment and Consent to First Credit Agreement among Northwest
            Airlines Corporation, Northwest Airlines Holdings Corporation, NWA
            Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of November 12, 1998.

  10.51     Amendment to Credit Agreement among Northwest Airlines Corporation,
            Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines,
            Inc. and various lending institutions named therein dated as of January 27, 1999.

  10.52     Aircraft Mortgage and Security Agreement between Northwest Airlines,
            Inc. and Bankers Trust Company, as Collateral Agent, dated as of May
            12, 1998 (filed as Exhibit 10.6 to NWA Corp.'s Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.53 First Amendment to First Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as
            Collateral Agent, dated as of November 12, 1998.

  10.54     Slot Security Agreement between Northwest Airlines, Inc. and Bankers
            Trust Company, as Collateral Agent, dated as of May 12, 1998 (filed as
            Exhibit 10.7 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.55     First Amendment to Slot Security Agreement between Northwest Airlines,
            Inc. and Bankers Trust Company, as Collateral Agent, dated as of
            November 12, 1998.

  10.56     Credit Agreement among Northwest Airlines Corporation, Northwest
            Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998 and as amended and restated as of February 9, 1999.

  10.57     Route Security Agreement between Northwest Airlines, Inc. and the
            Chase Manhattan Bank, as Collateral Agent dated as May 12, 1998 (filed as Exhibit 10.11 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.58     Purchase Agreement No. 1630 between Northwest Airlines, Inc. and The
            Boeing Company ("Boeing") dated December 1, 1989 and related letter agreements relating to the purchase of 747-400 aircraft (filed as Exhibit 10.34 to the S-1 and incorporated herein by reference).

  10.59 Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.34 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

  10.60     Purchase Agreement No. 1631 between Northwest Airlines, Inc. and
            Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the S-1 and incorporated herein by reference).

  10.61 Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.36 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

  10.62 Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February 17, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.37 to the 10-K and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

  10.63 Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA, S.A.R.L. and Northwest Aircraft Inc.
            (filed as Exhibit 10.36 to the S-1 and incorporated herein by reference).

  10.64     Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and
            Northwest Aircraft Inc. (filed as Exhibit 10.4 to the 10-Q and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

  10.65     A319-100 Purchase Agreement dated as of September 19, 1997 between
            AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to
            NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

 *10.66     Employment Agreement with Richard H. Anderson dated as of September 1,
            1996.

 *10.67     Employment Agreement with Douglas M. Steenland dated as of September
            1, 1996 (filed as Exhibit 10.54 to NWA Corp.'s Annual Report on Form
            10-K for the year ended December 31, 1997 and incorporated herein by reference).

 *10.68 Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the S-1 and incorporated herein by reference).

 *10.69     Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the
            S-1 and incorporated herein by reference).

 *10.70     1990 Stock Option Plan for Key Employees of the Company (filed as
            Exhibit 10.44 to the S-1 and incorporated herein by reference).

 *10.71     1994 Northwest Airlines Corporation Stock Incentive Plan, as amended
            (filed as Exhibit 10.5 to the 10-Q and incorporated herein by reference).

 *10.72     1996 Northwest Airlines Corporation Retention and Long-Term Incentive
            Compensation Plan (filed as Exhibit 10.53 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 *10.73     Amendment No. 1 to 1996 Northwest Airlines Corporation Retention and
            Long-Term Incentive Compensation Plan (filed as Exhibit 10.62 to NWA
            Corp's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference) .

 *10.74     Amendment No. 2 to 1996 Northwest Airlines Corporation Retention and
            Long-Term Incentive Compensation Plan.

 *10.75     Unit Award Agreement with John H. Dasburg dated as of January 26, 1996
            (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 *10.76     Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995
            Statement) (filed as Exhibit 10.61 to NWA Corp.'s Annual Report on
            Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.77     Letter agreements dated December 20, 1996 and March 14, 1996 with John
            H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December
            31, 1996 and incorporated herein by reference).

 *10.78 Form of Non-Qualified Stock Option Agreement and Form of Amendment thereto for executive officers under the 1994 NWA Corp. Stock
            Incentive Plan, as amended (filed as Exhibit 10.63 to NWA Corp.'s
            Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  12.1      Computation of Ratio of Earnings to Fixed Charges.

  12.2      Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
            Requirements.

  21.1      List of Subsidiaries.

  23.1      Consent of Ernst & Young LLP.

  27.1      Financial Data Schedule for the year ended December 31, 1998.

  27.2 Financial Data Schedules for the year ended December 31, 1997 and the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

  27.3      Financial Data Schedules for the quarters ended March 31, 1998, June
            30, 1998 and September 30, 1998.

------------------------

 * Compensatory plans in which the directors and executive officers of NWA Corp. participate.

(B)  REPORTS ON FORM 8-K:

       Form 8-K dated November 20 , 1998--Closing of the acquisition of Continental Class A Common Stock

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1999.

                                NORTHWEST AIRLINES CORPORATION

                                By   /s/ ROLF S. ANDRESEN
                                     -----------------------------------------
                                     Rolf S. Andresen
                                     VICE PRESIDENT-FINANCE & CHIEF ACCOUNTING
                                     OFFICER (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ JOHN H. DASBURG                   /s/ MARVIN L. GRISWOLD
-----------------------------------   -----------------------------------
John H. Dasburg                       Marvin L. Griswold
PRESIDENT, CHIEF EXECUTIVE OFFICER &  DIRECTOR
DIRECTOR (PRINCIPAL EXECUTIVE
OFFICER)

/s/ MICKEY P. FORET
-----------------------------------   -----------------------------------
Mickey P. Foret                       Dennis F. Hightower
EXECUTIVE VICE PRESIDENT & CHIEF      DIRECTOR
FINANCIAL OFFICER (PRINCIPAL
FINANCIAL OFFICER)

/s/ ROLF S. ANDRESEN                  /s/ GEORGE J. KOURPIAS
-----------------------------------   -----------------------------------
Rolf S. Andresen                      George J. Kourpias
VICE PRESIDENT-FINANCE & CHIEF        DIRECTOR
ACCOUNTING OFFICER (PRINCIPAL
ACCOUNTING OFFICER)

/s/ GARY L. WILSON                    /s/ FREDERIC V. MALEK
-----------------------------------   -----------------------------------
Gary L. Wilson                        Frederic V. Malek
CHAIRMAN OF THE BOARD                 DIRECTOR

/s/ RICHARD C. BLUM                   /s/ WALTER F. MONDALE
-----------------------------------   -----------------------------------
Richard C. Blum                       Walter F. Mondale
DIRECTOR                              DIRECTOR

/s/ ELAINE L. CHAO                    /s/ V.A. RAVINDRAN
-----------------------------------   -----------------------------------
Elaine L. Chao                        V.A. Ravindran
DIRECTOR                              DIRECTOR

/s/ ALFRED A. CHECCHI                 /s/ MICHAEL G. RISTOW
-----------------------------------   -----------------------------------
Alfred A. Checchi                     Michael G. Ristow
DIRECTOR                              DIRECTOR

/s/ DORIS KEARNS GOODWIN              /s/ LEO M. VAN WIJK
-----------------------------------   -----------------------------------
Doris Kearns Goodwin                  Leo M. van Wijk
DIRECTOR                              DIRECTOR

                         NORTHWEST AIRLINES CORPORATION

           SCHEDULE II--VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                       COL. A                           COL. B                COL. C                COL. D        COL. E
----------------------------------------------------  -----------  ----------------------------  -------------  -----------
                                                                            ADDITIONS
                                                                   ----------------------------

                                                                                   CHARGED TO
                                                      BALANCE AT    CHARGED TO        OTHER                     BALANCE AT
                                                       BEGINNING     COSTS AND      ACCOUNTS      DEDUCTIONS      END OF
DESCRIPTION                                            OF PERIOD     EXPENSES      --DESCRIBE     --DESCRIBE      PERIOD
----------------------------------------------------  -----------  -------------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1998
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................   $    21.2     $    12.1      $      --      $     9.8(1)  $    23.5
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................       148.9          36.8            4.1(2)        31.0(3)      158.8

YEAR ENDED DECEMBER 31, 1997
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................        19.7          11.6             --           10.1(1)       21.2
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................       127.3          26.1            5.0(2)         9.5(3)      148.9

YEAR ENDED DECEMBER 31, 1996
  Allowances deducted from asset accounts:
    Allowance for doubtful accounts.................        21.5           6.1             --            7.9(1)       19.7
    Accumulated allowance for depreciation of flight
      equipment spare parts.........................       111.8          21.9            2.7(2)         9.1(3)      127.3

------------------------

(1) Uncollectible accounts written off, net of recoveries

(2) Interaccount transfers

(3) Dispositions and write-offs