Form 10-Q
period 1999-03-31
NORTHWEST AIRLINES CORP
filed 1999-05-14
CIK 1058033

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


                         Commission File Number 0-23642

                         NORTHWEST AIRLINES CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                            41-1905580
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

                  2700 LONE OAK PARKWAY, EAGAN, MINNESOTA 55121
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 726-2111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                 No
                               ---                   ---

At March 31, 1999, there were 84,097,712 shares of the registrant's Common Stock outstanding.

                         NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION                                                   Page No.
                                                                                 --------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations - Three months
                  ended March 31, 1999 and 1998.                                     3

                  Condensed Consolidated Balance Sheets - March 31, 1999 and
                  December 31, 1998                                                  4

                  Condensed Consolidated Statements of Cash Flows - Three months
                  ended March 31, 1999 and 1998.                                     5

                  Notes to Condensed Consolidated Financial Statements               6

         The Computations of Ratio of Earnings to Fixed Charges and Ratio of
         Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                 13

         Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                           14

EXHIBIT INDEX                                                                       14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                             Three months ended
                                                                                                  March 31
(UNAUDITED, IN MILLIONS EXCEPT PER SHARE AMOUNTS)                                          1999             1998
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Passenger                                                                        $     1,883      $      2,048
      Cargo                                                                                    154               168
      Other                                                                                    244               213
                                                                                       -----------      ------------
                                                                                             2,281             2,429
OPERATING EXPENSES
      Salaries, wages and benefits                                                             817               767
      Aircraft fuel and taxes                                                                  229               313
      Aircraft maintenance materials and repairs                                               178               184
      Commissions                                                                              171               188
      Other rentals and landing fees                                                           115               111
      Depreciation and amortization                                                            114               101
      Aircraft rentals                                                                          84                86
      Other                                                                                    587               523
                                                                                       -----------      ------------
                                                                                             2,295             2,273
                                                                                       -----------      ------------
OPERATING INCOME (LOSS)                                                                        (14)              156

OTHER INCOME (EXPENSE)
      Interest expense, net                                                                    (92)              (55)
      Interest of mandatorily redeemable preferred
          security holder                                                                       (7)               (6)
      Investment income                                                                         10                16
      Foreign currency gain                                                                      8                 2
      Other                                                                                     47                 2
                                                                                       -----------      ------------
                                                                                               (34)              (41)
                                                                                       -----------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                              (48)              115

Income tax expense (benefit)                                                                   (19)               44
                                                                                       -----------      ------------
NET INCOME (LOSS)                                                                      $       (29)     $         71
                                                                                       -----------      ------------
                                                                                       -----------      ------------
Earnings (loss) per common share:
      BASIC                                                                            $      (.36)     $        .72
                                                                                       -----------      ------------
                                                                                       -----------      ------------
      DILUTED                                                                          $      (.36)     $        .66
                                                                                       -----------      ------------
                                                                                       -----------      ------------

SEE ACCOMPANYING NOTES.

                                        NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31               December 31
(UNAUDITED, IN MILLIONS)                                                                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                       $          451          $          480
      Short-term investments                                                                     464                      48
      Accounts receivable, net                                                                   686                     665
      Flight equipment spare parts, net                                                          425                     387
      Prepaid expenses and other                                                                 346                     290
                                                                                      --------------        ----------------
                                                                                               2,372                   1,870
PROPERTY AND EQUIPMENT
      Flight equipment, net                                                                    4,911                   4,683
      Other property and equipment, net                                                          952                     976
                                                                                      --------------        ----------------
                                                                                               5,863                   5,659

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                                                       604                     610

OTHER ASSETS
      International routes, net                                                                  698                     704
      Investments in affiliated companies                                                        691                     676
      Other                                                                                      988                     762
                                                                                      --------------        ----------------
                                                                                               2,377                   2,142
                                                                                      --------------        ----------------
                                                                                      $       11,216        $         10,281
                                                                                      --------------        ----------------
                                                                                      --------------        ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Air traffic liability                                                           $        1,528        $          1,107
      Accounts payable and other liabilities                                                   1,935                   1,978
      Current maturities of long-term debt and
          capital lease obligations                                                              270                     377
                                                                                      --------------        ----------------
                                                                                               3,733                   3,462

LONG-TERM DEBT                                                                                 4,356                   3,682

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                                                       582                     597

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                    1,080                   1,113
      Pension and postretirement benefits                                                        631                     500
      Other                                                                                      536                     579
                                                                                      --------------        ----------------
                                                                                               2,247                   2,192
MANDATORILY REDEEMABLE PREFERRED SECURITY OF
      SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
      OBLIGATION OF COMPANY                                                                      530                     564

REDEEMABLE PREFERRED STOCK                                                                       257                     261

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock                                                                                 1                       1
      Additional paid-in capital                                                               1,443                   1,445
      Accumulated deficit                                                                       (677)                   (649)
      Accumulated other comprehensive loss                                                       (51)                    (68)
      Treasury stock                                                                          (1,205)                 (1,206)
                                                                                      --------------        ----------------
                                                                                                (489)                   (477)
                                                                                      --------------        ----------------
                                                                                      $       11,216         $        10,281
                                                                                      --------------        ----------------
                                                                                      --------------        ----------------

SEE ACCOMPANYING NOTES.

                                          NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                                             March 31
(UNAUDITED, IN MILLIONS)                                                             1999                 1998
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $          243        $         113

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                (222)                (226)
      Net decrease (increase) in short-term investments                                   (446)                 325
      Other, net                                                                            31                  (28)
                                                                                --------------       --------------
          Net cash provided by (used in) investing activities                             (637)                  71

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                             421                  399
      Payments of long-term debt and capital lease obligations                             (29)                (321)
      Proceeds from sale and leaseback transactions                                         --                   42
      Other, net                                                                           (27)                 (10)
                                                                                --------------       --------------
          Net cash provided by financing activities                                        365                  110

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (29)                 294
Cash and cash equivalents at beginning of period                                           480                  740
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $          451       $        1,034
                                                                                --------------       --------------
                                                                                --------------       --------------
Cash and cash equivalents and unrestricted short-term
      investments at end of period                                              $          451       $        1,101
                                                                                --------------       --------------
                                                                                --------------       --------------
Available to be borrowed under credit facilities                                $          754       $        1,079
                                                                                --------------       --------------
                                                                                --------------       --------------
Noncash Transactions:

      Manufacturer financing obtained in connection with
           the acquisition of aircraft                                          $          265       $          83

SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. The condensed consolidated financial statements of Northwest Airlines Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for 1998 (the "Annual Report"). The Company's accounting and reporting policies are summarized in Note A of the Notes to Consolidated Financial Statements in the Annual Report.

     In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated.

2. The income tax expense (benefit) is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible expenses.

3. At March 31, 1999, maturities of long-term debt were $194 million in 1999, $299 million in 2000, $162 million in 2001, $1.11 billion in 2002 and $123 million in 2003.

     At March 31, 1999, the Company had $754 million available to be borrowed under revolving credit facilities along with $451 million of cash, cash equivalents and unrestricted short-term investments, which provided the Company with $1.21 billion of available liquidity.

4. On February 16, 1999, the Company's clerks, agents and equipment service employees represented by the International Association of Machinist and Aerospace Workers ratified a new four-year agreement that, among other things, provided increased pension benefits. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company remeasured plan assets and obligations resulting in a $253 million increase to the minimum pension liability and a $241 million increase to the intangible pension asset included in other assets in the accompanying consolidated balance sheets.

5. The Company is managed as one cohesive business unit, the revenues of which are derived primarily from the commercial transportation of passengers and cargo. Geographic operating revenues are based on allocation guidelines provided by the U.S. Department of Transportation ("DOT"), which classifies flights between the U.S. and foreign destinations into regions, and thus, differs from the definition of foreign operations under generally accepted accounting principles. The following table shows the operating revenues for each region based on such DOT guidelines (in millions):

                                                       Three months ended
                                                            March 31
                                                   ---------------------------
                                                      1999            1998
                                                   ----------     -----------
           Domestic                                $    1,607     $     1,708
           Pacific, principally Japan                     476             546
           Atlantic                                       198             175
                                                   ----------     -----------
               Total operating revenues            $    2,281     $     2,429
                                                   ----------     -----------
                                                   ----------     -----------

6. As of March 31, 1999, the Company had firm orders for 99 new aircraft including five Airbus A320 aircraft, 50 Airbus A319 aircraft, 25 Boeing 757-200 aircraft, 16 Airbus A330 aircraft and three Boeing 747-400 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $760 million in 1999, $290 million in 2000, $363 million in 2001, $498 million in 2002 and $466 million in 2003. Financing has been arranged for the committed Airbus A320 and A319 and Boeing 747-400 aircraft deliveries.

     The Company also has firm orders for aircraft that will be operated by and leased to Northwest Airlink regional carriers. As of March 31, 1999, the Company had firm orders for 14 Avro RJ85 aircraft and 54 Bombardier
     CRJ200 aircraft. Forty-two of the CRJ200 aircraft will be operated by Express Airlines I. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $140 million in 1999, $340 million in 2000, $400 million in 2001, $200 million in 2002 and $150 million in 2003.

7. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except share data):

                                                                              Three months ended March 31
                                                                            ---------------------------------
                                                                                1999               1998
                                                                            -------------      --------------
       NUMERATOR:
         Net income (loss)                                                  $         (29)     $           71
                                                                            -------------      --------------
                                                                            -------------      --------------
       DENOMINATOR:
          Weighted-average shares outstanding
             for basic earnings (loss) per share                               80,046,801          97,784,562

          Effect of dilutive securities:
             Series C Preferred Stock                                                  --           8,520,177
             Employee stock options                                                    --           1,581,071
                                                                            -------------      --------------
          Adjusted weighted-average shares outstanding and assumed
              conversions for diluted earnings (loss) per share                80,046,801         107,885,810
                                                                            -------------      --------------
                                                                            -------------      --------------

           For the three months ended March 31, 1999, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be antidilutive.

           In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," 3,953,978 shares held by the Company's non-qualified rabbi trusts are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share as of March 31, 1999.

8. Other comprehensive income was $17 million and $1 million for the three months ended March 31, 1999 and 1998, respectively.

9. In February 1999, the Company sold a portion of its interest in EQUANT N.V. and recorded a gain of $28 million ($18 million after tax or $.22 per share) related to this transaction. The gain is recorded in other non-operating other income in the accompanying consolidated statements of operations.

10. The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                          Three Months Ended
                                                                                  March 31
                                                                           ------------------------
                                                                              1999          1998
                                                                           ----------   -----------
    Operating revenues                                                     $    2,128   $     2,299
    Operating expenses                                                          2,153         2,154
                                                                           ----------   -----------
    Operating income (loss)                                                       (25)          145
    Other expense                                                                  47            45
                                                                           ----------   -----------
    Income (loss) before income taxes                                             (72)          100
    Income tax expense (benefit)                                                  (24)           40
                                                                           ----------   -----------
    Net income (loss)                                                      $      (48)  $        60
                                                                           ----------   -----------
                                                                           ----------   -----------

    CONDENSED CONSOLIDATED BALANCE SHEET DATA                               March 31    December 31
                                                                              1999          1998
                                                                           ----------   -----------
    Current assets                                                         $    2,108   $     1,602
    Noncurrent assets                                                           7,662         7,242
    Current liabilities                                                         3,831         3,599
    Long-term debt and obligations under capital leases                         4,623         3,955
    Deferred credits and other liabilities                                      1,074         1,001
    Mandatorily redeemable preferred security of subsidiary                       530           564

See also Note R to the Consolidated Financial Statements in the Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Company reported a net loss of $29 million and an operating loss of $14 million. Diluted loss per common share was $.36 compared with diluted earnings per common share of $.66 in 1998. The continuing effects of the 1998 strike and labor disruptions during the second and third quarters negatively impacted the quarter ended March 31, 1999 by approximately $90 million on a pre-tax basis. In February 1999, the Company recognized a $28 million ($18 million after tax or $.22 per share) gain from the sale of a portion of its investment in EQUANT N.V.

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

Information with respect to the Company's operating statistics follows (1):

                                                                                            THREE MONTHS ENDED       %
                                                                                                 MARCH 31           CHG.
                                                                                            ------------------      ----
Scheduled service:                                                                           1999       1998
                                                                                            ------      -----
     Available seat miles (ASM) (millions)                                                  23,017      23,774      (3.2)
     Revenue passenger miles (millions)                                                     16,325      16,801      (2.8)
     Passenger load factor (percent)                                                          70.9        70.7       0.2 pts.
     Revenue passengers (thousands)                                                         12,416      12,704      (2.3)
     Revenue yield per passenger mile (cents)                                                11.38       12.03      (5.4)
     Passenger revenue per scheduled ASM (cents)                                              8.07        8.50      (5.1)

Operating revenue per total ASM (cents) (2)                                                   8.88        9.34      (4.9)
Operating expense per total ASM (cents) (2)                                                   8.95        8.67       3.2

Cargo ton miles (millions)                                                                     497         501      (0.8)
Cargo revenue yield per ton mile (cents)                                                     30.97       33.47      (7.5)

Fuel gallons consumed (millions)                                                               469         487      (3.7)
Average fuel cost per gallon (cents)                                                         43.91       58.99     (25.6)
Number of operating aircraft at end of period                                                  408         408        --
Full-time equivalent employees at end of period                                             51,278      49,948       2.7

(1)  All statistics exclude Express Airlines I, Inc. ("Express").

(2) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of eight 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Operating income decreased $170 million to an operating loss of $14 million in 1999. The unfavorable impacts of a $148 million decrease in operating revenues and increased salaries, wages and benefits of $50 million were offset by a $84 million decrease in aircraft fuel cost.

OPERATING REVENUES. Operating revenues were $2.28 billion, a decrease of $148 million (6.1%). System passenger revenues (which represented 82.6% of total operating revenues) decreased 8.1%. The decrease was primarily attributable to a decrease in scheduled service ASMs and a decrease in passenger revenue per scheduled ASM ("RASM"). The decrease in RASM was connected with the residual effects of the 1998 disruptions on premium traffic and a weaker Asian economic environment. Passenger revenue included $26 million of Express revenues for each of the three months ended March 31, 1999 and 1998.

The following analysis by market is based on information reported to the Department of Transportation ("DOT") and excludes Express:

                                                         SYSTEM            DOMESTIC        PACIFIC        ATLANTIC
                                                         ------            --------        -------        --------
1999
   Passenger revenue (in millions)                      $  1,857           $ 1,326         $  374         $   157

INCREASE/(DECREASE) FROM 1998:
   Passenger revenue (in millions)                      $   (165)          $  (115)        $  (70)        $   20
      Percent                                               (8.1)%            (8.0)%        (15.5)%         14.4 %
   Scheduled service ASMs (capacity)                        (3.2)%            (1.6)%        (15.3)%         32.3 %
   Passenger RASM                                           (5.1)%            (6.5)%          (.3)%        (13.5)%
   Yield                                                    (5.4)%            (6.6)%         (4.0)%         (7.0)%
   Passenger load factor                                      .2 pts.           .1 pts.       2.8 pts.      (5.5) pts.


Domestic passenger revenue decreased due to a decrease in capacity caused by severe winter weather and also from lower yields attributable to less premium traffic following the 1998 labor disruptions. The Company had increased revenue of approximately $13 million from displaced passengers affected by the American Airlines pilots' sick-out.

Pacific passenger revenue was adversely affected by the continued unfavorable general economic environment in the Pacific, of which the largest impact was due to the Japanese economy. In response to the continued weak Asian economic environment, lower demand and increased competition, the Company reduced capacity in the region since the first quarter of 1998. This was partially offset by a 9.3% strengthening of the yen. The average yen per U.S. dollar exchange rates for the three months ended March 31, 1999 and 1998 were 118 and 129, respectively.

Atlantic passenger revenue increased due to an increase in capacity which resulted primarily from new flying, including the initiation of Philadelphia-Amsterdam and Seattle-Amsterdam service and increases in Detroit-Amsterdam service, offset by a decrease in RASM as a result of less premium traffic following the 1998 labor disruptions.

Cargo revenue decreased $14 million (8.3%) to $154 million due to .8% fewer cargo ton miles and a 7.5% decrease in cargo revenue yield per ton mile due to the weaker Asian economic environment. Other revenue increased $31 million (14.6%) due primarily to increased revenue from MLT Inc.

OPERATING EXPENSES. Operating expenses increased $22 million (1.0%). Operating capacity decreased 3.2% to 23.0 billion total service ASMs primarily due to severe weather in January and March which contributed to the 3.2% increase in operating expense per total service ASM. Salaries, wages and benefits increased $50 million (6.5%) due to wage and benefit increases from settled contracts with collective bargaining units and an increase in average full-time equivalent employees of 3.4%.

Aircraft fuel and taxes decreased $84 million (26.8%) due primarily to a 25.6% decrease in average fuel cost per gallon, net of hedging transactions. Commissions decreased by $17 million (9.0%) primarily due to lower revenues. Depreciation and amortization increased $13 million due to additional owned aircraft and aircraft modifications. Other expenses grew $64 million (12.2%) largely due to higher volume of business for MLT Inc., increased claims and supplies as a result of severe winter weather and increased outside services.

OTHER INCOME AND EXPENSE. Interest expense-net increased $37 million (67.3%) due to additional borrowings to fund the Company's cash requirements. The foreign currency gains for the three months ended March 31, 1999 and 1998 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased $45 million primarily due to a $28 million gain from the sale of a portion of the Company's investment in EQUANT N.V. and increased earnings from other investments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $451 million and borrowing capacity of $754 million under its revolving credit facilities, providing total available liquidity of $1.21 billion. In April 1999, the Company issued $200 million of unsecured 8.52% notes due 2004. The proceeds are available for general corporate purposes.

Net cash provided by operating activities for the three months ended March 31, 1999 was $243 million, a $130 million increase compared with the three months ended March 31, 1998 due primarily to the timing of pension contributions and higher than normal sale proceeds of frequent flyer miles in excess of revenue in 1999 somewhat offset by the 1999 net loss. Investing activities in the first quarter of 1999 consisted primarily of the purchase of four Avro RJ85 aircraft and two Airbus A320 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Investing activities in 1998 consisted primarily of costs to commission aircraft before entering revenue service, the purchase of two Avro RJ85 aircraft and three Airbus A320 aircraft, aircraft deposits and engine hushkitting. Financing activities for the three months ended March 31, 1999 consisted primarily of the payment of debt and capital lease obligations and the issuance of $421 million of pass-through certificates to finance the acquisition of four new Boeing 747-400 aircraft in 1999. Financing activities in 1998 consisted primarily of the issuance of $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008 and the payment of debt and capital lease obligations.

OTHER INFORMATION

LABOR AGREEMENTS. In November 1998, at a representation election, a majority of the mechanics and related employees elected the Aircraft Mechanics Fraternal Association to be their collective bargaining representative. The International Association of Machinist and Aerospace Workers is protesting the election and certification of the vote is still under review by the National Mediation Board ("NMB"). The Company remains in direct negotiations with the International Brotherhood of Teamsters which represents its flight attendants. Contract negotiations are being mediated by the NMB. Because the terms of new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C to the Consolidated Financial Statements in the Annual Report contain additional discussion on labor agreements.

ALLIANCES. In May 1999, the Company, KLM Royal Dutch Airlines ("KLM"), and Alitalia Italian Airlines ("Alitalia") announced that Alitalia will join the Northwest/KLM trans-Atlantic joint venture. As part of this operating alliance, the three airlines have jointly applied to the DOT for immunity from the U.S. antitrust laws.

FOREIGN CURRENCY. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen to U.S. dollar exchange rate has changed from 133 yen to $1 at March 31, 1998 to 113 yen to $1 at December 31, 1998 to 119 yen to $1 at March 31, 1999. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. There was no material impact on earnings for the three months ended March 31, 1999 associated with the forward contracts purchased to hedge its 1999 yen-denominated ticket sales. Hedging gains or losses are recorded in passenger revenue when transportation is provided. These forward contracts hedge approximately 40% of the Company's anticipated remaining 1999 yen-denominated ticket sales. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note O to the Consolidated Financial Statements in the Annual Report contain additional discussion on risk management and financial instruments.

AIRCRAFT FUEL. In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges. At March 31, 1999, the Company recorded $1 million of unrealized gains in accumulated other comprehensive loss as a result of the fuel futures contracts, which if realized, will be recorded in fuel expense when the related fuel inventory is utilized throughout 1999. As of March 31, 1999, the Company had hedged approximately 2% of its remaining 1999 fuel requirements.

YEAR 2000 READINESS. The Company spent $26 million of its initial estimated cost of $55 million. The Company now estimates that the total project costs will be somewhat less than the estimated $55 million.

The five phases of the Company's Year 2000 project used for identifying and modifying the various programs and systems include inventory, assessment, conversion, testing and implementation. The Company has completed all phases for 94% of its internal information technology ("IT") systems and anticipates completion of the remaining systems in the third quarter of 1999. These systems perform such functions as ticketing, passenger check-in, aircraft weight and balance, flight operations and baggage and cargo processing. The Company is approximately 95% completed with the assessment phase of the impact of Year 2000 on its non-IT systems and third party relationships, with expected completion in the second quarter of 1999. The Company expects completion of the conversion phase of its non-IT systems and third party relationships in the third quarter of 1999, with completion of testing and implementation in the fourth quarter of 1999. To some extent, the Company's readiness in this area is dependent on the readiness of third parties. However, the Company's aircraft manufacturers have determined that its aircraft are Year 2000 compliant.

As a precautionary measure, the Company is also developing entity-wide contingency plans designed to reduce the impact on continued operation in the event of failure of the Company's or third parties' systems. Contingency plans are expected to be in place for the most critical business processes by the end of the second quarter of 1999 and will be executed as necessary.

Management's Discussion and Analysis of Financial Condition in the Annual Report contains additional information about this issue.

This section captioned "Year 2000 Readiness" is a "Year 2000 Readiness Disclosure" as defined in section 3(9) of the "Year 2000 Information and Readiness Disclosure Act," (Public Law 105-271), enacted in October 1998.

REGULATION. The European Union (EU) has delayed until May 1, 2000 a rule which will prohibit the registration in Europe of aircraft with hushkits as of that date and ban hushkitted aircraft registered elsewhere from flying in European skies as of April 1, 2002. The U.S. has indicated that it will continue to oppose the new rule. Northwest does not operate any hushkitted aircraft in Europe. However, unless it is further delayed or modified, the new rule could reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia. The new rule does not affect the current book value of Northwest's hushkitted aircraft.

FORWARD-LOOKING STATEMENTS. Certain of the statements made in this section and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is provided under the captions "Foreign Currency" and "Aircraft Fuel" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Market Risk Sensitive Instruments and Positions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to "Item 3. Legal Proceedings" included in the Annual
Report.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

              4.1  Amended and Restated Bylaws of Northwest Airlines
                   Corporation.

              4.2  Amended and Restated Bylaws of Northwest Airlines, Inc.

              12.1 Computation of Ratio of Earnings to Fixed Charges.

              12.2 Computation of Ratio of Earnings to Fixed Charges and
                   Preferred Stock Requirements.

              27.1 Financial Data Schedule.

          (b) REPORTS ON FORM 8-K:

              Form 8-K filed on January 22, 1999
              Form 8-K filed on February 24, 1999

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Northwest Airlines Corporation

         Dated:  May 14, 1999            By: /s/ Rolf S. Andresen
                                             -------------------------------
                                             Rolf S. Andresen
                                             Vice President-Finance and
                                             Chief Accounting Officer

EXHIBIT INDEX

     Exhibit No.   Description
     -----------   -----------
         4.1       Amended and Restated Bylaws of Northwest Airlines Corporation.

         4.2       Amended and Restated Bylaws of Northwest Airlines, Inc.

         12.1      Computation of Ratio of Earnings to Fixed Charges.

         12.2      Computation of Ratio of Earnings to Fixed Charges and Preferred
                   Stock Requirements.

         27.1      Financial Data Schedule.