Form 10-Q
period 1999-06-30
NORTHWEST AIRLINES CORP
filed 1999-08-10
CIK 1058033

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1999


                         Commission File Number 0-23642


                         NORTHWEST AIRLINES CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                          95-4205287
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)


          2700 LONE OAK PARKWAY, EAGAN, MINNESOTA     55121
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

                                  Yes  X  No
                                      ---    ---

At June 30, 1999, there were 84,294,611 shares of the registrant's Common Stock outstanding.

                         NORTHWEST AIRLINES CORPORATION


PART I.  FINANCIAL INFORMATION                                           Page No.
------------------------------                                           --------
   Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations -
            Three months and six months ended June 30, 1999 and 1998.      3

            Condensed Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998.                                             4

            Condensed Consolidated Statements of Cash Flows - Six months
            ended June 30, 1999 and 1998.                                  5

            Notes to Condensed Consolidated Financial Statements           6

   The Computations of Ratio of Earnings to Fixed Charges and Ratio of
   Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk  15


PART II.  OTHER INFORMATION
---------------------------

         Item 1.      Legal Proceedings                                   15
         Item 6.      Exhibits and Reports on Form 8-K                    15

SIGNATURE                                                                 16
---------

EXHIBIT INDEX                                                             16
-------------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Three Months Ended             Six Months Ended
                                                                       June 30                        June 30
(UNAUDITED, IN MILLIONS EXCEPT PER SHARE AMOUNTS)                 1999          1998             1999          1998
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
      Passenger                                                $    2,222    $     2,125     $      4,105   $     4,173
      Cargo                                                           168            161              322           329
      Other                                                           207            189              451           402
                                                               -----------   ------------    -------------  ------------
                                                                    2,597          2,475            4,878         4,904

OPERATING EXPENSES
      Salaries, wages and benefits                                    834            853            1,651         1,620
      Aircraft fuel and taxes                                         278            286              507           599
      Commissions                                                     192            184              363           372
      Aircraft maintenance materials and repairs                      135            183              313           367
      Other rentals and landing fees                                  121            114              236           225
      Depreciation and amortization                                   119            105              233           206
      Aircraft rentals                                                 85             87              169           173
      Other                                                           569            543            1,156         1,066
                                                               -----------   ------------    -------------  ------------
                                                                    2,333          2,355            4,628         4,628
                                                               -----------   ------------    -------------  ------------

OPERATING INCOME                                                      264            120              250           276

OTHER INCOME (EXPENSE)
      Interest expense, net                                           (92)           (67)            (184)         (122)
      Interest of mandatorily redeemable preferred
          security holder                                              (6)            (5)             (13)          (11)
      Investment income                                                 7             16               17            32
      Foreign currency gain                                             5              7               13             9
      Other                                                            20             10               67            12
                                                               -----------   ------------    -------------  ------------
                                                                      (66)           (39)            (100)          (80)
                                                               -----------   ------------    -------------  ------------

INCOME BEFORE INCOME TAXES                                            198             81              150           196

Income tax expense                                                     78             32               59            76
                                                               -----------   ------------    -------------  ------------

NET INCOME                                                     $      120    $        49     $         91   $       120
                                                               -----------   ------------    -------------  ------------
                                                               -----------   ------------    -------------  ------------


Earnings per common share:
      BASIC                                                    $     1.47    $       .56      $      1.12   $      1.29
                                                               -----------   ------------    -------------  ------------
                                                               -----------   ------------    -------------  ------------

      DILUTED                                                  $     1.29    $       .51      $       .98   $      1.17
                                                               -----------   ------------    -------------  ------------
                                                               -----------   ------------    -------------  ------------


SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       June 30              December 31
(UNAUDITED, IN MILLIONS)                                                                1999                   1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                    $           618         $          480
      Short-term investments                                                                    23                     48
      Accounts receivable, net                                                                 694                    665
      Flight equipment spare parts, net                                                        392                    387
      Prepaid expenses and other                                                               464                    290
                                                                                   ----------------       ----------------
                                                                                             2,191                  1,870

PROPERTY AND EQUIPMENT
      Flight equipment, net                                                                  4,961                  4,683
      Other property and equipment, net                                                        931                    976
                                                                                   ----------------       ----------------
                                                                                             5,892                  5,659

FLIGHT EQUIPMENT UNDER CAPITAL LEASES, NET                                                     599                    610

OTHER ASSETS
      International routes, net                                                                693                    704
      Investments in affiliated companies                                                      709                    676
      Intangible pension assets                                                                377                    136
      Other                                                                                    741                    626
                                                                                   ----------------       ----------------
                                                                                             2,520                  2,142
                                                                                   ----------------       ----------------
                                                                                   $        11,202         $       10,281
                                                                                   ----------------       ----------------
                                                                                   ----------------       ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Air traffic liability                                                        $         1,674         $        1,107
      Accounts payable and other liabilities                                                 1,922                  1,978
      Current maturities of long-term debt and
          capital lease obligations                                                            387                    377
                                                                                   ----------------       ----------------
                                                                                             3,983                  3,462

LONG-TERM DEBT                                                                               3,839                  3,682

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES                                                     569                    597

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                  1,188                  1,113
      Pension and postretirement benefits                                                      619                    500
      Other                                                                                    481                    579
                                                                                   ----------------       ----------------
                                                                                             2,288                  2,192

MANDATORILY REDEEMABLE PREFERRED SECURITY OF
      SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE
      OBLIGATION OF COMPANY                                                                    527                    564

REDEEMABLE PREFERRED STOCK                                                                     251                    261

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock                                                                               1                      1
      Additional paid-in capital                                                             1,432                  1,445
      Accumulated deficit                                                                     (558)                  (649)
      Accumulated other comprehensive income (loss)                                             25                    (68)
      Treasury stock                                                                        (1,155)                (1,206)
                                                                                   ----------------       ----------------
                                                                                              (255)                  (477)
                                                                                   ----------------       ----------------
                                                                                   $        11,202         $       10,281
                                                                                   ----------------       ----------------
                                                                                   ----------------       ----------------
SEE ACCOMPANYING NOTES.





                         NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                       Six Months Ended June 30
(UNAUDITED, IN MILLIONS)                                                                1999               1998
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $        790        $       490

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                  (428)              (550)
      Net decrease in short-term investments                                                   2                336
      Other, net                                                                               -                 (4)

                                                                                    -------------       ------------
          Net cash used in investing activities                                             (426)              (218)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                               320                694
      Payments of long-term debt and capital lease obligations                              (551)              (575)
      Payment of short-term note payable                                                    (102)                 -
      Repurchase of common stock                                                               -               (437)
      Proceeds from sale and leaseback transactions                                          140                219
      Other, net                                                                             (33)               (15)
                                                                                    -------------       ------------
          Net cash used in financing activities                                             (226)              (114)

INCREASE IN CASH AND CASH EQUIVALENTS                                                        138                158
Cash and cash equivalents at beginning of period                                             480                740
                                                                                    -------------       ------------
Cash and cash equivalents at end of period                                          $        618        $       898
                                                                                    -------------       ------------
                                                                                    -------------       ------------

Cash and cash equivalents and unrestricted short-term
      investments at end of period                                                  $        618        $       960
                                                                                    -------------       ------------
                                                                                    -------------       ------------

Available to be borrowed under credit facilities                                    $      1,153        $     2,079
                                                                                    -------------       ------------
                                                                                    -------------       ------------



Noncash Transactions:
      Manufacturer financing obtained in connection with
           the acquisition of aircraft                                              $        470        $       256
      Notes issued for the repurchase of common stock                                          -                344



SEE ACCOMPANYING NOTES.

                         NORTHWEST AIRLINES CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. The condensed consolidated financial statements of Northwest Airlines Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for 1998. The Company's accounting and reporting policies are summarized in Note A of the Notes to Consolidated Financial Statements in the Annual Report.

       In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated.

2. The income tax expense (benefit) is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes and nondeductible expenses.

3. At June 30, 1999, maturities of long-term debt were $178 million for the remainder of 1999, $294 million in 2000, $176 million in 2001, $734 million in 2002 and $118 million in 2003.

       At June 30, 1999, the Company had $1.15 billion available to be borrowed under its revolving credit facilities along with $618 million of cash and cash equivalents, which provided the Company with $1.77 billion of available liquidity.

4. The Company is managed as one cohesive business unit, the revenues of which are derived primarily from the commercial transportation of passengers and cargo. Geographic operating revenues are based on allocation guidelines provided by the U.S. Department of Transportation, which classify flights between the U.S. and foreign destinations into regions, and thus, differ from the definition of foreign operations under generally accepted accounting principles. The following table shows the operating revenues for each region based on these DOT guidelines (in millions):


                                                                     Three months ended           Six months ended June
                                                                           June 30                         30
                                                                   ------------------------      ------------------------
                                                                     1999           1998           1999          1998
                                                                   ----------     ---------      ----------    ----------
                Domestic                                              $1,778        $1,657          $3,385        $3,365
                Pacific, principally Japan                               540           550           1,016         1,095
                Atlantic                                                 279           268             477           444
                                                                   ----------     ---------      ----------    ----------
                    Total operating revenues                          $2,597        $2,475          $4,878        $4,904
                                                                   ----------     ---------      ----------    ----------

5. On July 1, 1999, Northwest exercised options for 18 additional Airbus A319 aircraft and 12 additional A320 aircraft. As of June 30, 1999, the Company had firm orders, including those mentioned above, for 125 new aircraft including 13 Airbus A320 aircraft, 68 Airbus A319 aircraft, 25 Boeing 757-200 aircraft, 16 Airbus A330 aircraft and three Boeing 747-400 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $630 million for the remainder of 1999, $300 million in 2000, $370 million in 2001, $930 million in 2002 and $1.01 billion in 2003. Financing has been arranged for the Airbus A320 and A319 and Boeing 747-400 aircraft deliveries.

       The Company also has firm orders for aircraft that will be operated by and leased to Northwest Airlink regional carriers. As of June 30, 1999, the Company had firm orders for eight Avro RJ85 aircraft and 54 Bombardier CRJ200 aircraft. Forty-two of the CRJ200 aircraft will be operated by Express Airlines I. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $10 million for the remainder of 1999, $340 million in 2000, $370 million in 2001, $180 million in 2002 and $140 million in 2003.

6. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except share data):

                                                        Three months ended June 30           Six months ended June 30
                                                          1999              1998             1999               1998
                                                      -------------     -------------    -------------      --------------

       NUMERATOR:
         Net income                                        $   120           $    49          $    91            $    120
                                                      -------------     -------------    -------------      --------------
                                                      -------------     -------------    -------------      --------------

       DENOMINATOR:
         Weighted-average shares outstanding
            for basic earnings per share                81,128,535        86,955,059       80,590,657          92,339,897

         Effect of dilutive securities:
            Series C Preferred Stock                     7,466,244         7,896,245        7,538,673           8,206,485
            Shares held in non-qualified
                 rabbi trusts                            3,072,215                --        3,519,304                  --
            Employee stock options                         481,324           934,004          397,281           1,255,750
                                                      -------------     -------------    -------------      --------------
         Adjusted weighted-average shares
            and assumed conversions for
            diluted earnings per share                  92,148,318        95,785,308       92,045,915         101,802,132
                                                      -------------     -------------    -------------      --------------
                                                      -------------     -------------    -------------      --------------

          In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," 2,659,765 shares held by the Company's non-qualified rabbi trusts as of June 30, 1999 are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7. Comprehensive income (net income plus other comprehensive income) was $196 million and $51 million for the three months ended June 30, 1999 and 1998, respectively, and $184 million and $123 million for the six months ended June 30, 1999 and 1998, respectively. Other comprehensive income (a component of stockholders' equity deficit which is not currently recorded in the statement of operations) for the quarter ended June 30, 1999 includes an unrealized after-tax gain of $61 million resulting from the valuation of priceline.com warrants.

8. The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three months ended            Six months ended
                                                                    June 30                      June 30
                                                           --------------------------   --------------------------
                                                              1999          1998           1999          1998
                                                           ------------  ------------   ------------  ------------
                             Operating revenues            $    2,480    $    2,378     $    4,609      $  4,676
                             Operating expenses                 2,229         2,266          4,383         4,420
                                                           ------------  ------------   -----------   -----------
                             Operating income                     251           112            226           256
                             Other income (expense)               (81)          (41)          (129)          (86)
                                                           ------------  ------------   ------------  ------------
                             Income before income taxes           170            71             97           170
                             Income tax expense                    65            29             41            68
                                                           -----------   -----------    ------------  ------------
                             Net income                       $   105        $   42     $       56    $      102
                                                           ------------  ------------   ------------  ------------


 CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                                            June 30         December 31
                                                                             1999              1998
                                                                         --------------    --------------
 Current assets                                                              $   2,008         $   1,602
 Noncurrent assets                                                               7,816             7,242
 Current liabilities                                                             4,105             3,599
 Long-term debt and obligations under capital leases                             4,093             3,955
 Deferred credits and other liabilities                                          1,028             1,001
 Mandatorily redeemable preferred security of subsidiary                           527               564

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, the Company reported net income of $120 million and operating income of $264 million. Diluted earnings per common share were $1.29 compared with $.51 in 1998. Results for the quarter ended June 30, 1999 included a net non-recurring after-tax credit of $17 million related primarily to outside maintenance costs. Results for the quarter ended June 30, 1998 included a net non-recurring after-tax charge of $42 million for IAM retroactive pay.

The quarter ended June 30, 1998 was affected by employee work actions related to the Company's contract negotiations with its unions. Because of these events, year-over-year comparisons may not be useful to measure the underlying operating and financial performance of the Company. However, for continuity of reporting and as a measure of the impact of the labor disruptions, the traditional comparisons are presented herein.

Substantially all of the Company's results of operations are attributable to Northwest Airlines, Inc. ("Northwest") and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions. The Company's second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

Information with respect to the Company's operating statistics follows (1):


                                                     THREE MONTHS ENDED        %           SIX MONTHS ENDED       %
                                                           JUNE 30            CHG.             JUNE 30           CHG.
                                                    ----------------------   -------      -------------------   -------
Scheduled service:                                    1999        1998                      1999      1998
                                                    ----------  ----------                ---------  --------
     Available seat miles (ASM) (millions)             25,192      23,820      5.8          48,209    47,594     1.3
     Revenue passenger miles (millions)                19,201      18,352      4.6          35,526    35,153     1.1
     Passenger load factor (percent)                     76.2        77.0     (0.8) pts.      73.7      73.9    (0.2) pts.
     Revenue passengers (thousands)                    14,474      13,676      5.8          26,890    26,380     1.9
     Revenue yield per passenger mile (cents)           11.44       11.45     (0.1)          11.41     11.73    (2.7)
     Passenger revenue per scheduled ASM (cents)         8.72        8.82     (1.1)           8.41      8.66    (2.9)


Operating revenue per total ASM (cents) (2)              9.52        9.65     (1.3)           9.22      9.49    (2.8)
Operating expense per total ASM (cents) (2)              8.47        9.11     (7.0)           8.70      8.89    (2.1)

Cargo ton miles (millions)                                559         490     14.1           1,056       991     6.6
Cargo revenue yield per ton mile (cents)                30.03       32.80     (8.4)          30.48     33.14    (8.0)

Fuel gallons consumed (millions)                          514         490      4.9             983       977     0.6
Average fuel cost per gallon (cents)                    49.35       53.33     (7.5)          46.75     56.15   (16.7)
Number of operating aircraft at end of period                                                  417       415     0.5
Full-time equivalent employees at end of period                                             51,583    51,332     0.5

(1) All statistics exclude Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.
(2) Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Operating income increased 120% to $264 million in 1999. This increase was primarily due to an increase in passenger revenues of $97 million and lower aircraft maintenance materials and repairs of $48 million.

OPERATING REVENUES. Operating revenues increased 4.9% ($122 million). System passenger revenues (which represented 85.6% of total operating revenues) increased 4.6%. The increase was primarily attributable to increased scheduled service ASMs due to improved operational performance in 1999, partially offset by a decrease in passenger revenue per scheduled ASM ("RASM"). Capacity was lower in 1998 due to scheduled service reductions and higher than normal flight cancellations related to the labor disruptions which the Company estimates negatively impacted passenger revenue by $105 million for the three months ended June 30, 1998. The decrease in RASM resulted from less premium traffic and lower Atlantic yields caused by industry-wide capacity growth. Passenger revenue included $25 million of Express revenues for each of the three months ended June 30, 1999 and 1998.

The following analysis by market is based on information reported to the Department of Transportation and excludes Express:


                                                         SYSTEM          DOMESTIC          PACIFIC        ATLANTIC
                                                         ------          --------          -------        --------

1999
   Passenger revenue (in millions)                      $2,197           $ 1,538          $   430         $  229

INCREASE/(DECREASE) FROM 1998:
   Passenger revenue (in millions)                      $   97           $   101          $   (21)        $   17
      Percent                                              4.6 %             7.1 %           (4.8) %         7.6 %
   Scheduled service ASMs (capacity)                       5.8 %            10.9 %           (7.6) %        17.1 %
   Passenger RASM                                         (1.1) %           (3.4) %           3.0 %         (8.0) %
   Yield                                                  (0.1) %            0.6 %           (0.9) %        (9.3) %
   Passenger load factor                                  (0.8) pts.        (3.0) pts.        3.1 pts.       1.2 pts.

Domestic passenger revenue increased due to an increase in scheduled service ASMs partially offset by lower RASM attributable to less premium traffic industry-wide. The Company anticipates domestic yields will continue to improve.

Pacific passenger revenue was adversely affected by the continued unfavorable general economic environment in the Pacific, of which, the largest impact was due to the Japanese economy. In response to the weak economic environment, lower demand and increased competition, the Company continues to reduce capacity, which it began doing in 1998. Yields were slightly lower due to the reduction in capacity, which was partially offset by a 13.2% strengthening of the yen. The average yen per U.S. dollar exchange rates for the three months ended June 30, 1999 and 1998 were 121 and 137, respectively. In conjunction with the new U.S.-China aviation agreement the Company was tentatively awarded by the DOT four additional flights, with two more effective in April 2000.

Atlantic passenger revenue increased due to an increase in capacity which resulted from new flying, including the initiation of Minneapolis/St. Paul-Oslo service, and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service, offset by a decrease in RASM caused by overall industry-wide capacity growth. Effective October 30, 1999 the Company will suspend its Minneapolis/St. Paul-Oslo and Philadelphia-Amsterdam service.

Cargo revenue increased 4.3% ($7 million) due to 14.1% more cargo ton miles offset by a 8.4% decrease in cargo revenue yield per ton mile due to the weaker Asian economic environment. The Company acquired a ninth 747 freighter, which is scheduled to begin revenue service in September 1999. Other revenue increased 9.5% ($18 million) due primarily to increased revenue from MLT Inc.

OPERATING EXPENSES. Operating expenses decreased 0.9% ($22 million). Operating capacity increased 5.8% to 25.2 billion total service ASMs which contributed to the 7.0% decrease in operating expense per total service ASM. Salaries, wages and benefits decreased 2.2% ($19 million) primarily due to the 1998 provision for IAM retroactive pay of $67 million partially offset by wage and benefit increases from settled contracts with collective bargaining units.

Aircraft fuel and taxes decreased 2.8% ($8 million) due primarily to a 7.5% decrease in average fuel cost per gallon (net of hedging transactions) partially offset by 4.9% more fuel gallons consumed. The average fuel cost per gallon has increased 13.8% from January 1999. Commissions increased by 4.3% ($8 million) primarily due to higher revenues. Aircraft maintenance materials and repairs decreased 26.2% ($48 million) due to fewer engine and airframe overhauls and a $34 million non-recurring credit related to lower than anticipated costs associated with outside aircraft maintenance. Depreciation and amortization increased 13.3% ($14 million) due to additional owned aircraft and aircraft modifications. Other expenses grew 4.8% ($26 million) largely due to higher volume of business for MLT Inc. and increased outside services.

OTHER INCOME AND EXPENSE. Interest expense-net increased 37.3% ($25 million) due to additional borrowing to fund the Company's cash requirements and aircraft financing. The foreign currency gains for the three months ended June 30, 1999 and 1998 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.


RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Operating income decreased 9.4% ($26 million) to $250 million in 1999. Lower operating revenues of $26 million and increased salaries, wages and benefits of $31 million were offset by a $92 million decrease in aircraft fuel and a $54 million decrease in aircraft maintenance and materials.

OPERATING REVENUES. Operating revenues decreased 0.5% ($26 million). System passenger revenues (which represented 84.2% of total operating revenues) decreased 1.6% ($68 million), primarily attributable to a decrease in passenger RASM. The decrease in RASM resulted from the residual effects of the 1998 disruptions on premium traffic in 1999 and lower Atlantic yields caused by industry-wide capacity growth. Passenger revenue included $51 million of Express revenues for each of the six months ended June 30, 1999 and 1998.

The following analysis by market is based on information reported to the DOT and excludes Express:


                                                         SYSTEM          DOMESTIC         PACIFIC       ATLANTIC
                                                         ------          --------         -------       --------

1999
  Passenger revenue (in millions)                      $ 4,054           $ 2,864          $  805         $  385

INCREASE/(DECREASE) FROM 1998:
  Passenger revenue (in millions)                      $   (68)          $   (14)         $  (90)        $   36
    Percent                                               (1.7) %           (0.5) %        (10.1) %        10.3 %
  Scheduled service ASMs (capacity)                        1.3 %             4.5 %         (11.4) %        23.4 %
  Passenger RASM                                          (2.9) %           (4.8) %          1.5 %        (10.5) %
  Yield                                                   (2.7) %           (2.9) %         (2.4) %        (8.5) %
  Passenger load factor                                   (0.2) pts.        (1.3) pts.       3.1 pts.      (2.0) pts.

Domestic passenger revenue decreased due to lower yields and passenger load factor attributable to less premium traffic industry-wide. Capacity increased as a result of improved operational performance which was partially offset by a decrease in the first quarter capacity caused by severe winter weather.

Pacific passenger revenue was adversely affected by the continued unfavorable general economic environment in the Pacific, of which, the largest impact was due to the Japanese economy. In response to the continued weak Asian economic environment, lower demand and increased competition, the Company continues to reduce capacity, which it began doing in 1998. Yields were slightly lower due to the reduction in capacity, which was partially offset by an 11.8% strengthening of the yen. The average yen per U.S. dollar exchange rates for the six months ended June 30, 1999 and 1998 were 119 and 133, respectively.

Atlantic passenger revenue increased due to an increase in capacity which resulted from new flying, including the initiation of Philadelphia-Amsterdam, Seattle-Amsterdam and Minneapolis/St. Paul-Oslo service and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service, offset by a decrease in RASM caused by overall industry-wide capacity growth.

Cargo revenue decreased 2.1% ($7 million) primarily due to lower mail volume. Other revenue increased 12.2% ($49 million) due primarily to increased revenue from MLT Inc.

OPERATING EXPENSES. Operating expenses remained flat at $4.63 billion. Operating capacity increased 1.3% to 48.3 billion total service ASMs which contributed to the 2.1% decrease in operating expense per total service ASM. Salaries, wages and benefits increased 1.9% ($31 million) due to wage and benefit increases from settled contracts with collective bargaining units and a 2.0% increase in average full-time equivalent employees, partially offset by the 1998 provision for IAM retroactive pay of $67 million.

Aircraft fuel and taxes decreased 15.4% ($92 million) due primarily to a 16.7% decrease in average fuel cost per gallon (net of hedging transactions). Aircraft maintenance materials and repairs decreased 14.7% ($54 million) due to fewer engine and airframe overhauls and a $34 million non-recurring credit related to lower than anticipated costs associated with outside aircraft maintenance. Depreciation and amortization increased 13.1% ($27 million) due to additional owned aircraft and aircraft modifications. Other expenses grew 8.4% ($90 million) largely due to higher volume of business for MLT Inc., increased claims and supplies as a result of severe winter weather and increased outside services.

OTHER INCOME AND EXPENSE. Interest expense-net increased 50.8% ($62 million) due to additional borrowings to fund the Company's cash requirements and aircraft financing. The foreign currency gains for the six months ended June 30, 1999 and 1998 were primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased $55 million primarily due to a $28 million gain from the sale of a portion of the Company's investment in EQUANT N.V. and increased earnings from equity investments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $618 million and borrowing capacity of $1.15 billion under its revolving credit facilities, providing total available liquidity of $1.77 billion.

Net cash provided by operating activities for the six months ended June 30, 1999 was $790 million, a $300 million increase compared with the six months ended June 30, 1998 due primarily to the timing of pension contributions, higher than normal sale proceeds of frequent flyer miles in excess of revenue in 1999 and an increase in working capital. Investing activities in 1999 consisted primarily of the purchase of six Airbus A320 aircraft and ten AVRO RJ85 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Financing activities for the six months ended June 30, 1999 consisted primarily of the issuance of $200 million of 8.52% unsecured notes due 2004, a $400 million repayment of its revolving credit facility and the payment of debt and capital lease obligations.

During the six months ended June 30, 1999, the Company completed an offering of $421 million of pass-through certificates to finance the acquisition of four new Boeing 747-400 aircraft scheduled for delivery through 1999, and $555 million of pass-through certificates to finance the acquisition of seven new Airbus A320 aircraft and fourteen new Airbus A319 aircraft scheduled for delivery through February 2000. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. The Company plans to arrange leveraged leases for these aircraft under which the aircraft are sold and leased back to Northwest and the pass-through certificates would not be direct obligations of the Company or Northwest.

On July 1, 1999, Northwest exercised options for 18 additional Airbus A319 aircraft and 12 additional A320 aircraft. The delivery schedule for these aircraft is 14 in 2002, 15 in 2003 and one in 2004. Financing has been arranged for these aircraft, which will replace Boeing 727 aircraft scheduled to be retired from the fleet.

As of June 30, 1999 committed expenditures for all firm aircraft orders and related equipment, including those mentioned above, and including estimated amounts for contractual price excalations and predelivery deposits, will be approximately $630 million for the remainder of 1999, $300 million in 2000, $370 million in 2001, $930 million in 2002, $1.01 billion in 2003 and $2.98 billion from 2004 to 2006, for aircraft operated by Northwest.

OTHER INFORMATION

LABOR AGREEMENTS. In June 1999, the Company and the International Brotherhood of Teamsters, which represents its flight attendants, reached a new five-year tentative agreement. The agreement, which is subject to ratification by the flight attendants, provides for lump sum retroactive payments equal to 3.5% of salaries since August 2, 1996, increased wages and pension benefits, and various work rule modifications. The results of the ratification vote will not be available until late August 1999.

In November 1998, the mechanics and related employees authorized the Aircraft Mechanics Fraternal Association ("AMFA") to be their collective-bargaining representative. The National Mediation Board certified the results of the representative election in June 1999. Contract negotiations are expected to commence with AMFA as soon as AMFA organizational matters are resolved. Because the terms of a new labor agreement will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

ALLIANCES. In May 1999, the Company, KLM Royal Dutch Airlines and Alitalia announced that Alitalia will join the Northwest/KLM trans-Atlantic joint venture. As part of this operating alliance, the three airlines have jointly applied to the DOT for immunity from the U.S. antitrust laws. Northwest also signed with Japan Air System (JAS) an alliance agreement for code-share service on JAS' service from Osaka to Fukuoka and Okinawa. The two carriers plan to expand code-share service to other domestic and international routes. Effective June 2, 1999, Northwest and Big Sky Airlines implemented a code-sharing agreement.

FOREIGN CURRENCY. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen to U.S. dollar exchange rate has changed from 139 yen to $1 at June 30, 1998 to 113 yen to $1 at December 31, 1998 to 121 yen to $1 at June 30, 1999. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At June 30, 1999, the Company recorded $4 million of unrealized gains in accumulated other comprehensive income associated with the forward contracts purchased to hedge a portion of its 1999 yen-denominated ticket sales. Hedging gains or losses are recorded in passenger revenue when transportation is provided. These forward contracts currently hedge approximately 33% of the Company's anticipated yen-denominated ticket sales for the next 12 months.

AIRCRAFT FUEL. In the ordinary course of business, the Company manages the price risk of fuel primarily by utilizing futures contracts traded on regulated exchanges. At June 30, 1999, the Company recorded $12 million of unrealized gains in accumulated other comprehensive income as a result of the fuel futures contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized throughout 1999. Presently, the Company has hedged approximately 16% of its estimated fuel requirements for the next twelve months.

YEAR 2000 READINESS. The Company implemented a Year 2000 project in January 1996 to modify its computer systems to function properly in 2000 and the years after that. The Year 2000 project is being coordinated through a senior-level task force that reports periodically to senior management and the Board of Directors. The Company spent $33 million of its initial estimated cost of $55 million. The Company now estimates that the total project costs will be less than the originally estimated $55 million.

The five phases of the Company's Year 2000 project used for identifying and modifying the various programs and systems include inventory, assessment, conversion, testing and implementation. The Company has completed all phases for approximately 98% of its internal information technology ("IT") systems and anticipates completion of the remaining systems in the third quarter of 1999. These systems perform such functions as ticketing, passenger check-in, aircraft weight and balance, flight operations and baggage and cargo processing. The Company has completed the assessment phase of the impact of Year 2000 on its critical non-IT systems and third party relationships. The Company expects completion of the conversion phase of its critical non-IT systems and third party relationships in the third quarter of 1999, with completion of testing and implementation in the fourth quarter of 1999. The Company's aircraft manufacturers have determined that there are no Year 2000 flight safety issues within Northwest's aircraft fleet.

The Company is reviewing the Year 2000 readiness of third parties with whom the Company's systems interface and exchange data or upon whom the Company's business depends and is coordinating efforts with these outside third parties to minimize the extent to which its business will be vulnerable to such third parties' failure to remediate their own Year 2000 issues. The Company's business is also dependent upon U.S. and foreign governmental agencies and certain governmental organizations or entities, which provide essential aviation industry infrastructure, such as the Federal Aviation Administration ("FAA"). There can be no assurance that the systems of the third parties, on which the Company's business relies, will be modified on a timely basis. As part of this review, the Company is actively involved in airline industry Year 2000 review efforts led by the Air Transport Association and the International Air Transport Association. While the Company does not currently expect any significant modifications of its operations in response to the Year 2000 issue, the Company could be required to suspend or restrict flights to certain locations.

As a precautionary measure, the Company is also developing entity-wide contingency plans designed to reduce the impact on continued operations in the event of failure of the Company's or third parties' systems. Domestic contingency plans are complete for critical business processes, with expected completion of all international and remaining domestic contingency plans in the third quarter of 1999. The contingency plans are designed to mitigate risk associated with potential Year 2000 failure and will be executed as necessary. However, the nature and interdependencies of Year 2000 issues prevent the Company from implementing contingency plans which address all eventualities, some of which could materially affect operations or other business functions. In general, the contingency plans describe the resources and procedures required to implement alternative actions in the event of a Year 2000 failure. Also, because of the complexity of the Year 2000 issue and the ongoing analyses primarily related to third parties' readiness, the Company will continue to modify and update its contingency plans during the remainder of 1999.

This section captioned "Year 2000 Readiness" is a "Year 2000 Readiness Disclosure" as defined in section 3(9) of the "Year 2000 Information and Readiness Disclosure Act," (Public Law 105-271), enacted in October 1998.

FORWARD-LOOKING STATEMENTS. Some of the statements made in this section and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

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


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings" included in the Annual Report.

In addition, in the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:
                  12.1   Computation of Ratio of Earnings to Fixed Charges.
                  12.2   Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Requirements.
                  27.1   Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K:
                  Form 8-K filed on April 19, 1999.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Northwest Airlines Corporation



      Dated:  August 10, 1999         By: /s/ Rolf S. Andresen
                                          ------------------------------
                                          Rolf S. Andresen
                                          Vice President-Finance and
                                          Chief Accounting Officer



EXHIBIT INDEX
-------------

         Exhibit No.    Description
         -----------    -----------
         12.1           Computation of Ratio of Earnings to Fixed Charges.

         12.2           Computation of Ratio of Earnings to Fixed Charges and
                          Preferred Stock Requirements.

         27.1           Financial Data Schedule.