Form 10-Q
period 1999-09-30
NORTHWEST AIRLINES CORP
filed 1999-11-12
CIK 1058033

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File Number 0-23642

NORTHWEST AIRLINES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4205287 (I.R.S. Employer Identification No.)
2700 Lone Oak Parkway, Eagan, Minnesota (Address of principal executive offices)	55121 (Zip Code)

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

Yes /x/  No / /

    At September 30, 1999, there were 84,470,123 shares of the registrant's Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations—Three months and nine months ended September 30, 1999 and 1998	3
	Condensed Consolidated Balance Sheets—September 30, 1999 and December 31, 1998	4
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 1999 and 1998	5
	Notes to Condensed Consolidated Financial Statements	6
The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 6.	Exhibits	16
SIGNATURE		17
EXHIBIT INDEX		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Operating Revenues
Passenger	$2,452	$1,610	$6,557	$5,783
Cargo	182	118	504	447
Other	209	201	660	603

	2,843	1,929	7,721	6,833
Operating Expenses
Salaries, wages and benefits	868	809	2,519	2,429
Aircraft fuel and taxes	341	231	848	830
Commissions	206	155	569	527
Aircraft maintenance materials and repairs	156	179	469	546
Other rentals and landing fees	126	104	362	329
Depreciation and amortization	122	108	355	314
Aircraft rentals	90	87	259	260
Other	564	531	1,720	1,597

	2,473	2,204	7,101	6,832

Operating Income (Loss)	370	(275)	620	1
Other Income (Expense)
Interest expense, net	(91)	(95)	(275)	(217)
Interest of mandatorily redeemable preferred security holder	(7)	(5)	(20)	(16)
Investment income	12	31	29	63
Foreign currency loss	(15)	(9)	(2)	—
Other	25	1	92	13

	(76)	(77)	(176)	(157)

Income (Loss) before Income Taxes	294	(352)	444	(156)
Income tax expense (benefit)	114	(128)	173	(52)

Net Income (Loss)	$180	$(224)	$271	$(104)

Earnings (loss) per common share:
Basic	$2.21	$(2.91)	$3.34	$(1.25)

Diluted	$1.96	$(2.91)	$2.95	$(1.25)

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	September 30 1999	December 31 1998
Assets
Current Assets
Cash and cash equivalents	$735	$480
Short-term investments	22	48
Accounts receivable, net	729	665
Flight equipment spare parts, net	364	387
Prepaid expenses and other	434	290

	2,284	1,870
Property and Equipment
Flight equipment, net	4,939	4,683
Other property and equipment, net	990	976

	5,929	5,659
Flight Equipment Under Capital Leases, net	593	610
Other Assets
International routes, net	689	704
Investments in affiliated companies	731	676
Intangible pension assets	377	136
Other	513	626

	2,310	2,142

	$11,116	$10,281

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,516	$1,107
Accounts payable and other liabilities	1,946	1,978
Current maturities of long-term debt and capital lease obligations	360	377

	3,822	3,462
Long-Term Debt	3,577	3,682
Long-Term Obligations Under Capital Leases	556	597
Deferred Credits and Other Liabilities
Deferred income taxes	1,227	1,113
Pension and postretirement benefits	686	500
Other	485	579

	2,398	2,192
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	595	564
Redeemable Preferred Stock	246	261
Common Stockholders' Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,449	1,445
Accumulated deficit	(377)	(649)
Accumulated other comprehensive loss	(1)	(68)
Treasury stock	(1,150)	(1,206)

	(78)	(477)

	$11,116	$10,281

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended September 30
	1999	1998
Net Cash Provided by Operating Activities	$1,063	$356
Cash Flows From Investing Activities
Capital expenditures	(774)	(829)
Net decrease in short-term investments	38	363
Other, net	11	(10)

Net cash used in investing activities	(725)	(476)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	498	960
Payments of long-term debt and capital lease obligations	(1,172)	(833)
Payment of short-term note payable	(102)	—
Repurchase of common stock	—	(437)
Proceeds from sale and leaseback transactions	742	219
Other, net	(49)	(26)

Net cash used in financing activities	(83)	(117)
Increase (Decrease) in Cash and Cash Equivalents	255	(237)
Cash and cash equivalents at beginning of period	480	740

Cash and cash equivalents at end of period	$735	$503

Cash and cash equivalents and unrestricted short-term investments at end of period	$735	$539

Available to be borrowed under credit facilities	$1,350	$1,839

Noncash Transactions:
Manufacturer financing obtained in connection with the acquisition of aircraft	$606	$318
Notes issued for the repurchase of common stock	—	344

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.
At September 30, 1999, maturities of long-term debt were $21 million for the remainder of 1999, $312 million in 2000, $350 million in 2001, $452 million in 2002 and $111 million in 2003.

  At September 30, 1999, the Company had $1.35 billion available to be borrowed under its revolving credit facilities along with $735 million of cash and cash equivalents, which provided the Company with $2.09 billion of available liquidity.

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

	Three months ended September 30		Nine months ended September 30
	1999	1998	1999	1998
Domestic	$1,854	$1,248	$5,239	$4,613
Pacific, principally Japan	674	438	1,690	1,533
Atlantic	315	243	792	687

Total operating revenues	$2,843	$1,929	$7,721	$6,833

5.
As of September 30, 1999, the Company had firm orders for 116 new aircraft including 12 Airbus A320 aircraft, 62 Airbus A319 aircraft, 25 Boeing 757-200 aircraft, 16 Airbus A330 aircraft and one Boeing 747-400 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $215 million for the remainder of 1999, $300 million in 2000, $370 million in 2001, $930 million in 2002 and $1.01 billion in 2003. Financing has been arranged for the Airbus A320 and A319 and Boeing 747-400 aircraft deliveries.

  The Company also has firm orders for aircraft that will be operated by and leased to Northwest Airlink regional carriers. As of September 30, 1999, the Company had firm orders for eight AVRO RJ85 aircraft and 54 Bombardier CRJ200 aircraft. Forty-two of the CRJ200 aircraft will be operated by Express Airlines I. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $30 million for the remainder of 1999, $310 million in 2000, $370 million in 2001, $180 million in 2002 and $140 million in 2003. Financing has been arranged for these aircraft.

6.
The following table sets forth the computation of the components of basic and diluted earnings per common share (in millions, except share data):
	Three months ended September 30		Nine months ended September 30
	1999	1998	1999	1998
Numerator:
Net income (loss)	$180	$(224)	$271	$(104)

Denominator:
Weighted-average shares outstanding for basic earnings per share	81,805,724	77,094,027	81,000,045	83,641,541
Effect of dilutive securities:
Series C Preferred Stock	7,280,409	—	7,451,639	—
Shares held in non-qualified rabbi trusts	2,590,467	—	3,206,390	—
Employee stock options	412,421	—	402,383	—

Adjusted weighted-average shares and assumed conversions for diluted earnings per share	92,089,021	77,094,027	92,060,457	83,641,541

  For the three and nine months ended September 30, 1998, shares related to dilutive securities were not added to the denominator because inclusion of such shares would be antidilutive.

  In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," shares held by the Company's non-qualified rabbi trusts (2,516,648 shares as of September 30, 1999) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income (loss) was $154 million and $(225) million for the three months ended September 30, 1999 and 1998, respectively, and $338 million and $(102) million for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.
The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

  Condensed Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30
	1999	1998	1999	1998
Operating revenues	$2,728	$1,843	$7,337	$6,519
Operating expenses	2,368	2,119	6,750	6,539

Operating income (loss)	360	(276)	587	(20)
Other income (expense)	(95)	(75)	(224)	(161)

Income (loss) before income taxes	265	(351)	363	(181)
Income tax expense (benefit)	101	(127)	143	(60)

Net income (loss)	$164	$(224)	$220	$(121)

  Condensed Consolidated Balance Sheet Data

	September 30 1999	December 31 1998
Current assets	$2,101	$1,602
Noncurrent assets	7,622	7,242
Current liabilities	3,874	3,599
Long-term debt and obligations under capital leases	3,827	3,955
Deferred credits and other liabilities	1,120	1,001
Mandatorily redeemable preferred security of subsidiary	595	564

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended September 30, 1999, the Company reported net income of $180 million and operating income of $370 million. Diluted earnings per common share were $1.96 compared with diluted loss per common share of $2.91 in 1998.

    The quarter ended September 30, 1998 was affected by labor-related disruptions which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand. Because of these events, year-over-year comparisons are not useful to measure the underlying operating and financial performance of the Company. However, for continuity of reporting, the traditional comparisons are presented herein. The Company estimated the impact of the labor disruptions were approximately $630 million on a pre-tax basis for the three months ended September 30, 1998.

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

    Information with respect to the Company's operating statistics follows (1):

	Three months ended September 30				Nine months ended September 30
			% Chg.				% Chg.
	1999	1998			1999	1998
Scheduled service:
Available seat miles (ASM) (millions)	26,861	20,137	33.4		75,070	67,731	10.8
Revenue passenger miles (millions)	20,859	15,097	38.2		56,385	50,250	12.2
Passenger load factor (percent)	77.7	75.0	2.7	pts.	75.1	74.2	0.9	pts.
Revenue passengers (thousands)	15,362	11,148	37.8		42,251	37,528	12.6
Revenue yield per passenger mile (cents)	11.63	10.52	10.6		11.49	11.37	1.1
Passenger revenue per scheduled ASM (cents)	9.03	7.89	14.4		8.63	8.43	2.4
Operating revenue per total ASM (cents)(2)	9.81	8.87	10.6		9.43	9.31	1.3
Operating expense per total ASM (cents)(2)	8.42	10.09	(16.6)		8.60	9.25	(7.0)
Cargo ton miles (millions)	601	388	54.9		1,657	1,379	20.2
Cargo revenue yield per ton mile (cents)	30.28	30.40	(0.4)		30.40	32.37	(6.1)
Fuel gallons consumed (millions)	551	412	33.7		1,535	1,389	10.5
Average fuel cost per gallon (cents)	57.31	51.66	10.9		50.55	54.82	(7.8)
Number of operating aircraft at end of period					417	413	1.0
Full-time equivalent employees at end of period					51,186	50,669	1.0

(1)
All statistics exclude Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Results of Operations—Three months ended September 30, 1999 and 1998

    Operating income was $370 million in 1999 compared to an operating loss of $275 million in 1998. Increased passenger revenues of $842 million and cargo revenues of $64 million were offset by increased operating expenses of $269 million.

    Operating Revenues.  Operating revenues increased 47.4% ($914 million). System passenger revenues (which represented 86.2% of total operating revenues) increased 52.3%. The increase in system passenger revenues was primarily attributable to a 33.4% increase in Northwest's scheduled service ASMs and a 14.4% increase in Northwest's passenger revenue per scheduled ASM ("RASM"), both of which result from improved operational performance in 1999 and the recovery from the 1998 labor disruptions. Capacity was lower in 1998 due to scheduled service reductions, higher than normal flight cancellations leading up to the pilots' strike and the pilots' strike. RASM growth in 1999 was constrained by softness in yields attributable to excess industry-wide capacity. If these trends continue, the fourth quarter financial performance may be adversely impacted. Passenger revenue included $27 million and $21 million of Express revenues for the three months ended September 30, 1999 and 1998, respectively.

    The following analysis by market is based on information reported to the Department of Transportation and excludes Express:

	System		Domestic		Pacific		Atlantic
1999
Passenger revenue (in millions)	$2,425		$1,601		$552		$272
Increase from 1998:
Passenger revenue (in millions)	$836		$545		$192		$99
Percent	52.7%		51.7%		53.2%		57.2%
Scheduled service ASMs (capacity)	33.4%		38.0%		22.4%		38.7%
Passenger RASM	14.4%		9.9%		25.2%		13.3%
Yield	10.6%		9.9%		12.9%		9.3%
Passenger load factor	2.7	pts.	0.1	pts.	8.3	pts.	3.0	pts.

    Domestic passenger revenue increased due to more capacity and increased yields. Capacity increased as a result of improved operational performance.

    Pacific passenger revenue was higher due to increased capacity and increased yields. In addition, the Company is beginning to experience an increase in demand in the leisure markets. Yields increased due to a 29.1% strengthening of the yen. The average yen per U.S. dollar exchange rates for the three months ended September 30, 1999 and 1998 were 110 and 142, respectively. Under the new U.S.-China aviation agreement Northwest was awarded four additional flights in 1999 and two in April 2000. Northwest recently increased the current Detroit-Shanghai one-stop service from two to four flights weekly and inaugurated two all-cargo freighter flights between the U.S. and Shanghai via Tokyo. In April 2000, Northwest will inaugurate the first nonstop service between Detroit and Shanghai with two weekly flights.

    Atlantic passenger revenue increased due to more capacity and increased yields. The increase in capacity also partially resulted from new flying, including increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service. The Company suspended its Minneapolis/St. Paul-Oslo and Philadelphia-Amsterdam service on October 30.

    Cargo revenue increased 54.2% ($64 million) due to 54.9% more cargo ton miles offset by a 0.4% decrease in cargo revenue yield per ton mile due to the weaker Asian economic environment. The Company's ninth Boeing 747 freighter entered service in September 1999. In November 1999, the Company acquired a tenth Boeing 747 freighter, which is scheduled to begin revenue service during 2000. Other revenue increased 4.0% ($8 million) due primarily to higher volume of business for MLT Inc.

    Operating Expenses.  Operating expenses increased 12.2% ($269 million). Operating capacity increased 33.4% to 26.88 billion total service ASMs which caused the 16.6% decrease in operating expense per total service ASM. Salaries, wages and benefits increased 7.3% ($59 million) due to wage and benefit increases from settled contracts with collective bargaining units and savings from the furloughing of employees in 1998. Salaries, wages and benefits in 1998 included an $84 million provision for retroactive compensation related to labor agreements.

    Aircraft fuel and taxes increased 47.6% ($110 million) due primarily to 33.7% more fuel gallons consumed and a 10.9% increase in average fuel cost per gallon (net of hedging transactions). Should this trend continue, the Company's fourth quarter financial performance could be adversely impacted. Commissions increased by 32.9% ($51 million) primarily due to higher revenues. Effective October 11, 1999 the Company's commission structure was changed, which is estimated to reduce commission expense by approximately $75 million during 2000. Aircraft maintenance materials and repairs decreased 12.8% ($23 million) due primarily to less outside aircraft maintenance and fewer airframe overhauls. Depreciation and amortization increased 13.0% ($14 million) due to additional owned aircraft and aircraft modifications. Other expenses increased 6.2% ($33 million) largely due to higher volume of business for MLT Inc. and increased variable costs associated with increased capacity.

    Other Income and Expense.  Interest expense-net decreased 4.2% ($4 million) due to reduced borrowing levels in 1999 to fund the Company's cash requirements and aircraft financing. The foreign currency losses for the three months ended September 30, 1999 and 1998 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased $24 million primarily due to increased earnings from equity investments.

Results of Operations—Nine months ended September 30, 1999 and 1998

    Operating income was $620 million in 1999 compared to operating income of $1 million in 1998. Increased passenger revenues of $774 million and cargo revenues of $57 million were offset by increased operating expenses of $269 million.

    Operating Revenues.  Operating revenues increased 13.0% ($888 million). System passenger revenues (which represented 84.9% of total operating revenues) increased 13.4% ($774 million). This is primarily attributable to a 10.8% increase in Northwest's scheduled service ASMs and a 2.4% increase in Northwest's RASM, both of which result from improved operational performance in the second and third quarters of 1999 and the recovery from the 1998 labor disruptions. The increase in RASM was partially offset by the residual effects of the 1998 labor disruptions on premium traffic in early 1999 and lower Atlantic yields caused by industry-wide capacity growth throughout 1999. Passenger revenue included $78 million and $71 million of Express revenues for the nine months ended September 30, 1999 and 1998, respectively.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
1999
Passenger revenue (in millions)	$6,479		$4,466		$1,356		$657
Increase/(Decrease) from 1998:
Passenger revenue (in millions)	$767		$532		$100		$135
Percent	13.4%		13.5%		8.1%		25.8%
Scheduled service ASMs (capacity)	10.8%		14.2%		(1.7)%		28.9%
Passenger RASM	2.4%		(0.7)%		10.0%		(2.3)%
Yield	1.1%		0.3%		3.3%		(2.2)%
Passenger load factor	0.9	pts.	(0.7	) pts.	4.9	pts.	(0.2	) pts.

    Domestic passenger revenue increased due to more capacity partially offset by a decrease in passenger load factor, primarily resulting from industry-wide capacity growth.

    Pacific passenger revenue was higher due to increased yields primarily due to the recovery from the 1998 labor disruptions, and was partially offset by decreased capacity. In response to the continued weak Asian economic environment, lower demand and increased competition, the Company continues to reduce capacity, which it began doing in 1998. Yields increased due to a 16.4% strengthening of the yen. The average yen per U.S. dollar exchange rates for the nine months ended September 30, 1999 and 1998 were 116 and 135, respectively.

    Atlantic passenger revenue increased due to more capacity and was partially offset by decreased yields. The increase in capacity also resulted from new flying, including increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service, offset by a decrease in RASM caused by overall industry-wide capacity growth.

    Cargo revenue increased 12.8% ($57 million) due to 20.2% more cargo ton miles offset by a 6.1% decrease in cargo revenue yield per ton mile due to the weaker Asian economic environment and lower mail volume. Other revenue increased 9.5% ($57 million) due primarily to higher volume of business for MLT Inc.

    Operating Expenses.  Operating expenses increased 3.9% ($269 million). Operating capacity increased 10.9% to 75.15 billion total service ASMs which caused the 7.0% decrease in operating expense per total service ASM. Salaries, wages and benefits increased 3.7% ($90 million) due to wage and benefit increases from settled contracts with collective bargaining units, partially offset by 1998 provisions of $151 million for retroactive compensation related to labor agreements.

    Aircraft fuel and taxes increased 2.2% ($18 million) due primarily to 10.5% more fuel gallons consumed, partially offset by a 7.8% decrease in average fuel cost per gallon (net of hedging transactions). Aircraft maintenance materials and repairs decreased 14.1% ($77 million) due to fewer engine and airframe overhauls and a $34 million non-recurring credit related to lower than anticipated costs associated with outside aircraft maintenance. Depreciation and amortization increased 13.1% ($41 million) due to additional owned aircraft and aircraft modifications. Other expenses increased 7.7% ($123 million) largely due to higher volume of business for MLT Inc., increased claims and supplies as a result of severe winter weather and increased variable costs associated with increased capacity.

    Other Income and Expense.  Interest expense-net increased 26.7% ($58 million) due to additional borrowings to fund the Company's cash requirements and aircraft financing. The foreign currency loss for the nine months ended September 30, 1999 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased $79 million due to a $28 million gain from the sale of a portion of the Company's investment in EQUANT N.V. and increased earnings from equity investments.

Liquidity and Capital Resources

    At September 30, 1999, the Company had cash and cash equivalents of $735 million and borrowing capacity of $1.35 billion under its revolving credit facilities, providing total available liquidity of $2.09 billion.

    Net cash provided by operating activities for the nine months ended September 30, 1999 was $1.06 billion, a $707 million increase compared with the nine months ended September 30, 1998 due primarily to improved operational performance, lower pension contributions and higher than normal sale proceeds of frequent flyer miles in excess of revenue in 1999, partially offset by a decrease in working capital. Investing activities in 1999 consisted primarily of the purchase of seven Airbus A320 aircraft, six Airbus A319 aircraft, and ten AVRO RJ85 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Financing activities for the nine months ended September 30, 1999 consisted primarily of the issuance of $200 million of 8.52% unsecured notes due 2004, the issuance of $143 million of 40-year retail unsecured bonds, the sale and leaseback of three Boeing 747-400 aircraft, three Airbus A320 aircraft and ten AVRO RJ85 aircraft and various aircraft financings, offset by repayment of $600 million of its revolving credit facility and the payment of scheduled debt and capital lease obligations.

    During the nine months ended September 30, 1999, the Company completed an offering of $421 million of pass-through certificates to finance the acquisition of four new Boeing 747-400 aircraft scheduled for delivery in 1999, and $555 million of pass-through certificates to finance the acquisition of seven new Airbus A320 aircraft and fourteen new Airbus A319 aircraft scheduled for delivery through February 2000. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft would be sold and leased back to Northwest, the pass-through certificates would not be direct obligations of the Company or Northwest.

    As of September 30, 1999 committed expenditures for all firm aircraft orders and related equipment and including estimated amounts for contractual price excalations and predelivery deposits, will be approximately $215 million for the remainder of 1999, $300 million in 2000, $370 million in 2001, $930 million in 2002, $1.01 billion in 2003 and $3.05 billion from 2004 to 2006, for aircraft to be operated by Northwest.

Other Information

    Labor Agreements.  The Company and the International Brotherhood of Teamsters ("IBT"), which represents its flight attendants, reached a tentative agreement in June 1999, which was not ratified by the union membership. Contract negotiations are expected to reconvene with the IBT under the direction of the National Mediation Board in December 1999.

    In November 1998, the mechanics and related employees authorized the Aircraft Mechanics Fraternal Association ("AMFA") to be their collective-bargaining representative. The National Mediation Board certified the results of the representative election in June 1999. Contract negotiations commenced with AMFA in September 1999.

    Because the terms of the new labor agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

    Alliances.  In September 1999, the Company and Malaysia Airlines agreed to an operational and marketing alliance, which will include coordinated flight connections, code-sharing, frequent flyer program reciprocity and other cooperative activities. Code-sharing is expected to begin in early 2000. Also in September, the Company signed marketing agreements with Cyprus Airways, Air Engiadina and Air Alps Aviation, which include code-sharing and frequent flyer program reciprocity.

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen to U.S. dollar exchange rate has changed from 137 yen to $1 at September 30, 1998 to 113 yen to $1 at December 31, 1998 to 106 yen to $1 at September 30, 1999. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At September 30, 1999, the Company recorded $7 million of unrealized losses in accumulated other comprehensive loss associated with the forward contracts purchased to hedge a portion of its 1999 and 2000 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. Presently, the Company has hedged approximately 30% of the Company's anticipated yen-denominated sales for the remainder of 1999 and throughout 2000.

    Aircraft Fuel.  In the ordinary course of business, the Company manages the price risk of fuel primarily by utilizing futures contracts traded on regulated exchanges. At September 30, 1999, the Company recorded $28 million of unrealized gains against accumulated other comprehensive loss as a result of the fuel futures contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized. Presently, the Company has hedged approximately 27% of its estimated fuel requirements for the remainder of 1999 and throughout 2000.

    Year 2000 Readiness.  The Company implemented a Year 2000 project in January 1996 to modify its computer systems to function properly in 2000 and the years after that. The Year 2000 project is being coordinated through a senior-level task force that reports periodically to senior management and the Board of Directors. The Company has currently spent $37 million on the Year 2000 project.

    The five phases of the Company's Year 2000 project used for identifying and modifying the various programs and systems include inventory, assessment, conversion, testing and implementation. The Company has completed all phases for its internal information technology ("IT") systems. These systems perform such functions as ticketing, passenger check-in, aircraft weight and balance, flight operations and baggage and cargo processing. The Company has also completed all phases for its non-IT systems. The Company's aircraft manufacturers have determined that there are no Year 2000 flight safety issues within Northwest's aircraft fleet.

    The Company has reviewed the Year 2000 readiness of third parties with whom the Company's systems interface and exchange data or upon whom the Company's business depends and is coordinating efforts with these outside third parties to minimize the extent to which its business will be vulnerable to such third parties' failure to remedy their own Year 2000 issues. The Company's business is also dependent upon U.S. and foreign governmental agencies and certain governmental organizations or entities, which provide essential aviation industry infrastructure, such as the Federal Aviation Administration ("FAA"). As part of this review, the Company is actively involved in airline industry Year 2000 review efforts led by the Air Transport Association and the International Air Transport Association. In addition, the Company will continue to monitor the completion progress and performance of its third party relationships. There can be no assurance that the systems of the third parties, on which the Company's business relies, will be modified on a timely basis. While the Company does not currently expect any significant modifications of its operations in response to the Year 2000 issue, the Company could be required to suspend or restrict flights to certain locations. In addition, the Company has made customer demand driven modifications to its schedule on December 31, 1999 and January 1, 2000.

    As a precautionary measure, the Company has developed entity-wide contingency plans designed to reduce the impact on continued operations in the event of failure of the Company's or third parties' systems. The contingency plans are designed to mitigate risk associated with potential Year 2000 failures and will be executed as necessary. However, the nature and interdependencies of Year 2000 issues prevent the Company from implementing contingency plans which address all eventualities, some of which could materially affect operations or other business functions. In general, the contingency plans describe the resources and procedures required to implement alternative actions in the event of a Year 2000 failure. Also, because of the complexity of the Year 2000 issue and the ongoing analyses primarily related to third parties' readiness, the Company will continue to modify and update its contingency plans during the remainder of 1999. The Company is also addressing additional aspects of transitioning to the new year. On December 1, the Company will implement an event management process to finalize transition flight schedules and to manage situations as they occur up to and through the year-end transition.

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

Item 6. Exhibits

  (a)
  Exhibits:

1.1	Underwriting Agreement dated August 19,1999 among Northwest Airlines, Inc., Northwest Airlines Corporation and the Underwriters named on schedule 1 thereto.*
4.1	Officers' Certificate of Northwest Airlines, Inc. dated August 27, 1999.*
4.2	Officers' Certificate of Northwest Airlines Corporation dated August 27, 1999.*
4.3
Form of the Bond representing the 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs).* (The Form of the Bond, included as Exhibit B to Exhibit 4.1 hereto, is hereby incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

    *
    Filed herewith as exhibits to the Registration Statement on Form S-3 (File No. 333-79215) (the "Registration Statement"), are the underwriting agreement, officers' certificates of Northwest Airlines, Inc., officers' certificate for Northwest Airlines Corporation and the form of the bond representing the 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs) relating to the issuance and sale by Northwest Airlines, Inc. of $142,500,000 aggregate principal amount of its 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs), as fully and unconditionally guaranteed by Northwest Airlines Corporation, which closed on August 27, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION
Dated: November 12, 1999	By:	/s/ ROLF S. ANDRESEN Rolf S. Andresen Vice President—Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated August 19,1999 among Northwest Airlines, Inc., Northwest Airlines Corporation and the Underwriters named on schedule 1 thereto.*
4.1	Officers' Certificate of Northwest Airlines, Inc. dated August 27, 1999.*
4.2	Officers' Certificate of Northwest Airlines Corporation dated August 27, 1999.*
4.3
Form of the Bond representing the 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs).* (The Form of the Bond, included as Exhibit B to Exhibit 4.1 hereto, is hereby incorporated herein by reference.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

*
Filed herewith as exhibits to the Registration Statement on Form S-3 (File No. 333-79215) (the "Registration Statement"), are the underwriting agreement, officers' certificates of Northwest Airlines, Inc., officers' certificate for Northwest Airlines Corporation and the form of the bond representing the 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs) relating to the issuance and sale by Northwest Airlines, Inc. of $142,500,000 aggregate principal amount of its 9.5% Senior Quarterly Interest Bonds due 2039 (QUIBs), as fully and unconditionally guaranteed by Northwest Airlines Corporation, which closed on August 27, 1999.

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits

SIGNATURE
EXHIBIT INDEX