Form 10-K
period 1999-03-31
NORTHWEST AIRLINES CORP
filed 2000-03-28
CIK 1058033

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

(612) 726-2111

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Quarterly Interest Bonds due 2039	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq National Market
Preferred Stock Purchase Rights	The Nasdaq National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000 was $1.05 billion.

    As of February 29, 2000, there were 84,637,279 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 2000.

PART I

Item 1.  BUSINESS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company"), is the indirect parent corporation of Northwest Airlines, Inc. ("Northwest"). Northwest operates the world's fourth largest airline (as measured by strike adjusted 1998 revenue passenger miles ("RPMs")) and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest's business focuses on the development of a global airline network through its strategic assets that include:

  •
  domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

  •
  an extensive Pacific route system with hubs at Tokyo and Osaka;

  •
  a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM") which operates through a hub in Amsterdam and with Alitalia which operates through hubs in Rome and Milan; and

  •
  a global alliance with Continental Airlines, Inc. ("Continental").

    Northwest has developed strategies that are designed to utilize the Company's strategic assets to its competitive advantage. These strategies focus on providing safe, reliable, convenient and consistent air transportation. In addition, the Company's frequent flyer program, customer service improvements and targeted fare promotions are designed to maintain and improve its competitive position.

Operations and Route Network

    Northwest operates substantial domestic and international route networks and directly serves more than 150 cities in 21 countries in North America, Asia and Europe. Northwest had more than 56.1 million enplanements and flew over 74.2 billion RPMs in 1999.

    During 1999, Northwest strengthened its network through existing alliances and the addition of several new alliance partners. Long-term alliances are the most effective way for Northwest to enter global markets that it would not be able to serve alone and the most economic way to expand globally due to the synergies shared by the partners. Alliances improve the travel experience through code-sharing, integration of frequent flyer programs and reciprocal airport lounge access and also provide route and schedule coordination, joint marketing, sharing of airport facilities and services and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 750 cities and more than 120 countries in the U.S., Canada, Asia, India, the South Pacific, Europe, the Middle East, Africa, Mexico and the Caribbean, Central America and South America.

Domestic System

    Northwest's domestic route system serves 45 states in the U.S., the District of Columbia, Mexico, Canada and the Caribbean. Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis. The hub system gathers passengers from the hub and cities surrounding the hub and provides more frequent local and connecting service than if each route were served on a nonstop point-to-point basis. As part of its alliance with Continental, Northwest's passengers are also able to connect through Continental's hubs in Newark, Houston and Cleveland to additional cities not previously served by Northwest.

    Northwest has exclusive marketing agreements with two regional carriers: Mesaba Aviation, Inc. ("Mesaba") and Express Airlines I, Inc. ("Express"), a wholly-owned indirect subsidiary of NWA Corp. Under these agreements, these regional carriers operate their flights under the Northwest "NW" code and are identified as Northwest Airlink carriers. The primary purpose of these marketing agreements is to provide more frequent service to small cities, which increases connecting traffic at Northwest's hubs. These carriers serve over 125 airports, 78 of which are not served by Northwest.

    Northwest's hubs provide connections that feed traffic into its nine gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Anchorage, Boston, Honolulu, Las Vegas, Los Angeles, New York, San Francisco, Seattle and Washington, D.C. Northwest, together with Mesaba, currently operates service to seven cities in Mexico, 12 cities in Canada and five cities in the Caribbean.

    Detroit.  Northwest and Mesaba together serve over 130 cities from Detroit. For the nine months ended September 30, 1999, Northwest and Mesaba enplaned 62% of originating passengers from this hub, while the next largest competitor enplaned 7%. Detroit, which is the seventh largest origination/destination hub in the U.S., is Northwest's largest international gateway from the continental U.S., offering 192 weekly nonstop flights to 18 foreign cities, including 19 nonstop flights to Japan per week.

    Northwest is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to be completed in 2001 and will have 74 gates and a regional jet aircraft facility with 25 additional gates as well as a fourth parallel runway, over 55 shops and restaurants, four enlarged WorldClubs, expanded ticketing areas, a 12,000-space parking facility, covered curbside drop-off areas and significant luggage handling system upgrades.

    Minneapolis/St. Paul.  Northwest and Mesaba together serve over 140 cities from Minneapolis/St. Paul. For the nine months ended September 30, 1999, Northwest and Mesaba enplaned 70% of originating passengers from this hub, while the next largest competitor enplaned 5%. Minneapolis/St. Paul is the eleventh largest origination/destination hub in the U.S.

    Minneapolis/St. Paul International Airport is in the midst of a $2.4 billion construction program that will add 15 new jet gates, 30 regional aircraft gates (which replace existing regional aircraft parking positions), a people mover, a new north/south runway, additional parking, and will extend and improve existing runways. This multi-year project is scheduled to be completed in phases through 2010.

    Memphis.  Northwest and its Airlink carriers serve over 80 cities from Memphis. For the nine months ended September 30, 1999, they enplaned approximately 52% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 25%.

    The Memphis-Shelby County Airport Authority is in the process of a $400 million airport renovation and expansion scheduled to be completed in 2004. This program will provide nearly $300 million in airfield improvements including a new runway, $40 million in parking expansion and $60 million in terminal improvements, which will directly benefit Northwest with the creation of 23 new gates with jet bridges and the redevelopment of existing concourses to accommodate regional jet aircraft.

International System

    Northwest has a comprehensive route network to the Pacific, providing extensive service to Japan and China, and also services destinations in Europe and India.

    Pacific.  Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks, with approximately 450 weekly flights. Northwest's Pacific operations are concentrated at its Tokyo hub. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificates and slot portfolio to operate a network linking nine U.S. gateways and ten Asian and Micronesian destinations via Tokyo. Northwest has also developed a hub at Osaka's Kansai airport, where it holds 108 takeoff and landing slots and provides the most service between the U.S. and Osaka. Northwest currently operates 39 weekly departures from Osaka, which includes service between four U.S. gateways and three Asian destinations.

    Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, the Philippines, Thailand, Singapore, Malaysia, Northern Mariana Islands, and China, including Hong Kong. Northwest's Japan presence results from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S. and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. Northwest and United Airlines, Inc. ("United") are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. Northwest also has unlimited rights and frequencies to operate between any point in the U.S. and Japan and the ability to code-share with Japanese carriers.

    Northwest is the only U.S. carrier to operate nonstop service between the U.S. and Beijing, China's capital, with four flights weekly from Detroit. Under the new U.S.-China aviation agreement Northwest recently increased its Detroit-Shanghai one-stop service from two to four flights weekly and inaugurated two all-cargo freighter service flights between the U.S. and Shanghai via Tokyo. In April 2000, Northwest will inaugurate the first nonstop service between Detroit and Shanghai with two weekly flights.

    Atlantic.  Northwest provides passenger service from various points in the U.S. to Amsterdam, Paris, Frankfurt and London (Gatwick) with 77 weekly nonstop flights. Northwest also provides service to Mumbai and Delhi, India from Amsterdam.

    Northwest and KLM operate their trans-Atlantic flights pursuant to a commercial and operational joint venture alliance, which has antitrust immunity that facilitates coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM have expanded their trans-Atlantic presence by operating joint service between 12 U.S. cities and Amsterdam, KLM's hub airport. Code-sharing between Northwest and KLM has been implemented on flights to 59 European, seven Middle Eastern, nine African, three Asian and over 175 U.S. cities. Northwest and KLM have a minimum of ten years remaining under their current joint venture alliance.

    KLM and Alitalia have formed a European multi-hub network based in Amsterdam, Rome and Milan. In May 1999, Northwest, KLM and Alitalia announced that Alitalia will join the Northwest/KLM trans-Atlantic joint venture alliance. In December 1999, Northwest, KLM and Alitalia received antitrust immunity from the U.S. Department of Transportation ("DOT") for the airlines' tripartite alliance. The addition of Alitalia and Continental to the Northwest/KLM trans-Atlantic joint venture alliance would create a combination comparable in scale and scope to other global alliances, resulting in over a 15% trans-Atlantic share (based on 1999 ASMs) with service to 65 countries. KLM, Alitalia and Air Europa, a privately owned Spanish carrier with a fleet of 46 aircraft, have also signed a tripartite letter of intent.

    Northwest and KLM currently provide code-share service to Rome, Milan, Turin, Venice and Bologna, Italy from Amsterdam under the new U.S.-Italy open-skies agreement. Northwest plans to begin daily nonstop service between Detroit and Rome and Detroit and Milan in April 2000.

Alliances

    Northwest operates within an international global alliance whose other primary members are KLM, Continental and Alitalia. Through these and other alliance partners, such as Air China, Malaysia Airlines and Japan Air System, Northwest is able to provide seamless global service and more choices to its customers through code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections, airport facility coordination and other cooperative activities. This coordination increases the destinations, connections and frequencies offered by Northwest, and thus provides an opportunity to increase traffic on flight segments connecting with alliance partners. Code-sharing is an agreement under which an airline's flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft.

    Northwest and Continental are operating in the second year of a thirteen-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The airlines continue to operate their two networks under separate identities. The combined network has resulted in a domestic presence comparable to that of either United or American Airlines, Inc. (as measured by ASMs for the twelve months ended December 31, 1999), provided Northwest access to Central and South America and increased its Pacific presence.

    Northwest and Continental currently code-share to 276 destinations. The code-share flights serve six cities in Central America, four cities in South America, 12 cities in Mexico, seven cities in the Caribbean, 16 cities in Canada, six cities in Asia and 225 cities in the U.S. Northwest anticipates that it will continue to increase its code-sharing with Continental. Through increased domestic and international connections, Northwest has increased its market share and enhanced its revenue. Other joint activities include airport facility coordination, joint purchasing and certain coordinated sales programs. Through combined purchasing power and increased efficiencies in airport operations, Northwest is experiencing reduced operating costs.

    In December 1999, Continental and KLM announced plans for a joint marketing initiative which is to include through check-in, frequent flyer program reciprocity, other cooperative activities, and, subject to governmental approval, code-sharing on selected flights. Continental and Alitalia currently code-share between the U.S. and Italy. Continental is expected to be included in the trans-Atlantic joint venture alliance among Northwest, KLM and Alitalia.

    Northwest has domestic marketing agreements with Alaska Airlines, America West Airlines, Inc., Big Sky Airlines, Business Express Airlines, Continental Express Airlines, Hawaiian Airlines and Horizon Air for code-sharing on some of these carriers' routes and frequent flyer program reciprocity. In February 2000, Northwest signed code-share agreements with Gulfstream International Airlines and American Eagle Airlines. The primary purpose of these arrangements is to provide increased connections between the airlines' route networks so as to generate increased traffic into Northwest's domestic system and international gateways.

    Northwest's alliance with Air China connects the two carriers' networks and also includes frequent flyer program reciprocity and joint marketing. Northwest and Air China provide 17 flights each week between the U.S. and China. Code-share service was expanded within the U.S. during 1999 and is planned to include domestic routes within China in 2000. Northwest alliance partners, Alaska Airlines, America West Airlines and Continental, have also entered into alliance agreements with Air China. Northwest and its partners collectively provide the most service, nonstop and one-stop, between the U.S. and China.

    Northwest continues to expand its Pacific presence through additional alliances. Northwest has implemented an alliance with Japan Air System, which operates more domestic routes in Japan than any other carrier. The alliance includes code-sharing, coordinated flight connections, traffic servicing and reciprocal frequent flyer programs. Northwest also implemented an alliance with Malaysia Airlines during 1999, and the two airlines have jointly applied to the DOT for immunity from U.S. antitrust laws. Currently, Northwest is the only U.S. airline serving Malaysia. Northwest also has code-sharing and reciprocal frequent flyer programs with Pacific Island Aviation.

    To further enhance Northwest's service in Europe, India, and Southeast Asia, Northwest has code-sharing and reciprocal frequent flyer programs with Air Alps Aviation, Air Engiadina, Braathens, Cyprus Airways, Eurowings, KLM exel, KLM uk and Martinair. Northwest also has frequent flyer reciprocity with Garuda Indonesia, Jet Airways Private Ltd. and Kenya Airways.

Cargo

    In 1999, cargo accounted for 7% of the Company's operating revenues, with the majority of its cargo revenues originating in or destined for Asia. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific with nine Boeing 747-200 freighter aircraft. A tenth freighter was acquired in November 1999 and will begin scheduled service in 2000. Northwest is one of only two U.S. passenger airlines to operate a dedicated freighter fleet.

    The trans-Pacific market is expected to be a leading growth market for the air freight industry with most of the growth expected to originate from the high-yield express business. Northwest is able to participate in the express business due to its extensive network across the Pacific, its hubs at Tokyo and Anchorage that allow for the efficient transfer of freight, and its dedicated freighter fleet. The Company, along with KLM and Alitalia, launched a new international product line, Select, in 1999. Initially offered from U.S. markets to international markets, Select is a three-tier time-definite product that gives customers more control over when each shipment arrives at a destination.

Other Activities

    MLT Inc.  MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its MLT Vacations charter program, MLT markets and supports Northwest's WorldVacations and offers leisure fares to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.

    Northwest Aerospace Training Corporation.  Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 21 full-flight simulators and training devices. NATCO's customer base includes both domestic and international airlines. In 1999, NATCO had $14 million in revenue from third parties.

    WORLDSPAN.  Northwest PARS, Inc. holds a 33.7% partnership interest in WORLDSPAN, L.P. ("WORLDSPAN"). WORLDSPAN operates and markets a computer reservations and passenger processing system ("CRS") for the travel industry. Delta Air Lines, Inc. and Trans World Airlines, Inc. own 40% and 26.3% of WORLDSPAN, respectively.

WORLDSPAN Computer Reservation System

    The large majority of travel agencies, and most recently consumers on the internet, in the U.S. obtain their airline travel information through access to a CRS. A CRS, which is typically owned or operated by an airline or airlines, is used by travel agents and consumers to make airline, hotel and car reservations and to issue airline tickets. Northwest's presence through WORLDSPAN in the CRS market gives it a voice in the traditional and emerging distribution of its airline product. Based on the number of passenger segments sold and the number of agency locations, WORLDSPAN ranks third in market share, first in internet transactions and was in 1999 the fastest growing CRS among travel agents in the U.S. WORLDSPAN is subject to CRS regulations promulgated by the DOT and the European Community.

Marketing

    Consistent with the experience of other carriers, approximately 75% of ticket sales for travel on Northwest are sold by travel agents. Travel agents generally receive commissions on sales of tickets. Airlines often pay additional commissions in connection with special promotions.

E-Commerce

    Northwest offers CyberSaver fares through its award winning web site at www.nwa.com. These fares offer travelers the opportunity to realize deep discounts for weekend travel on selected domestic routes. In

1999, Northwest became the first airline to offer its customers the ability to obtain refunds and exchanges online. In 1998, Northwest was the first airline to allow participants in the WORLDPERKS frequent flyer program to redeem mileage awards online. In cooperation with KLM, the web site's expanded booking capability now allows customers from the U.S., Canada, Japan, the United Kingdom, Sweden, Norway, Denmark, Germany and a number of other European markets to arrange their travel online. In 1999, Business 2.0 Magazine and ZDNet ranked Northwest "The #1 Airline on the Internet" and one of the country's top e-commerce performers.

    Northwest, along with Continental, Delta Air Lines and United, is forming a new multi-airline travel web site, allowing travelers to purchase their airline, hotel and car rental services online beginning later in 2000. This web site will provide a comprehensive selection of online airfares, including internet-only fares, and other travel information and customer features. Over 20 U.S. and foreign carriers have signed letters of intent to become charter associates in the new travel web site, and will also provide seat inventory to the site. The web site will be managed independently from the involved airlines.

    Northwest has expanded its electronic ticketing in 1999 to be available for travel from North America to all Northwest destinations worldwide. By the end of 1999, 63% of Northwest's North American customers and 57% of all global customers were using electronic tickets ("E-Tickets").

    Northwest was the first major airline to deploy compact self-service kiosks to enhance the check-in process for electronic ticketed customers. These electronic service centers ("E-Service Centers") enable E-Ticket customers to obtain boarding passes, make current-day flight or seat changes, obtain WORLDPERKS Gold upgrades and, at some locations, check their own bags. Over 135 E-Service Centers are now available at 19 North American airports. Installation of E-Service Centers is anticipated to nearly double in 2000. Northwest and Continental plan to make dual check-in at both carriers' E-Service Centers possible in mid-2000, concurrent with implementation of dual E-Tickets.

    Northwest introduced a flight status paging service that enables travelers with alphanumeric pagers or Sprint PCS phones to receive information about arrival and departure times and gates up to four hours in advance.

Customers First Service Plan

    In December 1999, Northwest implemented its Customers First Service Plan, which includes twelve customer service commitments developed in conjunction with the Air Transport Association. Northwest's Customers First Service Plan includes enhanced customer communications, customer responsive event recovery plans, a streamlined customer relations process, increased luggage liability limits and a new rule for non-refundable tickets, which will allow customers who meet certain requirements 24 hours to receive a full refund without penalty.

Frequent Flyer Program

    Northwest operates a frequent flyer marketing program known as "WORLDPERKS" under which mileage credits are earned by flying on Northwest or its alliance partners and by using the services of participating bank credit cards, hotels, long-distance companies, car rental firms and other non-airline partners. Northwest sells mileage credits to the other companies participating in the program. The program was designed to retain and increase the business of frequent travelers by offering incentives for their continued patronage.

    Under the WORLDPERKS program, miles earned are accumulated in an account for each member and do not expire. Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. Domestic award travel levels starting as low as 20,000 miles are available nine months of the year. Additional features include the use of seasonal awards based on peak/off-peak period travel and a three-tier elite program incentive and reward structure.

    Northwest accounts for its frequent flyer obligation on the accrual basis using the incremental cost method. Northwest includes food and beverage, fuel, insurance, security, miscellaneous claims and WORLDPERKS service center expense in its incremental cost calculation. The incremental costs do not include any contribution to overhead or profit. Food, beverage and other costs are based on average cost per passenger for the current twelve-month period. The incremental fuel unit cost per passenger is based on engineering formulas that determine the average fuel cost per pound carried. Average fuel prices and estimated average weight of each added onboard passenger and luggage are factored into the incremental cost computation and converted to a rate per passenger per award.

    The number of estimated travel awards outstanding at December 31, 1999, 1998 and 1997 was approximately 6,520,000, 6,147,000 and 5,123,000 awards, respectively. The estimated liability excludes accounts that have never attained the average travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. Northwest has recorded a liability for these estimated awards of $107 million, $100 million and $79 million at December 31, 1999, 1998 and 1997, respectively. The number of travel awards used for travel on Northwest during the years ended December 31, 1999, 1998 and 1997 was approximately 1,295,000, 1,159,000 and 1,111,000, respectively. These awards represented an estimated 6.1%, 6.8% and 5.8% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WORLDPERKS award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations and blackout dates, and program incentives to travel during off-peak periods.

Aircraft Fuel

    Northwest's worldwide aircraft fuel requirements are met by over 50 different suppliers. The terms of Northwest's contracts vary as to price, payment terms, quantities and duration. Northwest also makes purchases of fuel based on price and availability. In order to provide a measure of control over price and supply, Northwest trades and ships fuel and maintains fuel storage facilities. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel. Major changes in the price or availability of fuel could materially affect the financial results of the Company.

    The following table summarizes Northwest's fuel consumption and costs:

	Year Ended December 31
	1999	1998	1997
Gallons consumed (in millions)	2,039	1,877	1,996
Total costs (in millions)(1)	$1,094	$1,006	$1,295
Average cost per gallon (cents)(1)	53.54	53.60	64.86
Percentage of operating expenses	11.4%	10.9%	14.3%

(1)
Excludes taxes and into-plane fees.

Regulation

    General.  The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. Northwest is subject to DOT regulations because it holds certificates of public convenience and necessity as well as air carrier operating certificates. Northwest's domestic route authority from the DOT permits it to engage in the interstate and overseas transportation of passengers, freight and mail between all points in the U.S. and its territories and possessions.

    The DOT has jurisdiction over international route authorities, CRSs and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. The Federal Aviation Administration (the "FAA") regulates flight operations, including air space control and aircraft and security standards. The Department of Justice (the "DOJ") has jurisdiction over airline competition matters, including mergers and acquisitions. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest's operations.

    In April 1998, the DOT issued proposed competition guidelines that would severely limit major carriers' ability to compete with new entrant carriers. In addition, the DOJ is investigating competition at major hub airports and several items of legislation have been introduced in Congress in the last several years that would, if enacted: (i) create new slots for redistribution to new entrants and smaller carriers, (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases, (iii) require major carriers like Northwest to enter into interline agreements with smaller carriers and authorize the DOT to investigate airline marketing practices that may inhibit service to small and medium sized communities and impose regulations to remedy any service problems so identified, and (iv) establish a "Passenger Bill of Rights" mandating certain customer service practices. The outcomes of the DOT guidelines, the investigations and the proposed legislation are unknown. However, to the extent that restrictions are imposed upon Northwest's ability to respond to competition or competitors receive financial assistance or special regulatory protections, Northwest's business may be adversely impacted.

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

    Northwest's rights to operate to foreign countries, including Japan, China and other countries in the Pacific and Europe, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and the respective foreign country, while other aviation agreements limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest's ability to maintain and/or expand air service to the respective foreign country.

    Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo and Osaka. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

    The European Commission ("EC") has commenced a review of all trans-Atlantic airline alliances, including the Northwest/KLM alliance. The EC is considering imposing certain regulatory conditions that may restrict the areas of permissible cooperation. If imposed, such regulatory conditions could adversely affect the alliance and Northwest's ability to maintain and/or expand trans-Atlantic air service.

    The DOT is conducting a review of the frequent flyer programs of the larger U.S. airlines. The focus of the review relates to limitations placed by carriers on the availability of award seats and the adequacy of consumer notices concerning such limitations. The outcome of this matter cannot presently be determined.

    Airport Access.  Four of the nation's airports, Chicago O'Hare, New York (LaGuardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as "high density traffic airports," and the number of take-offs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. Legislation passed in March 2000, which has not yet been signed by the President, will result in the elimination of slot restrictions at Chicago O'Hare on July 1, 2002 and at New York (LaGuardia and Kennedy International) on January 1, 2007. The Company believes these changes will not have a material adverse impact on its operations or operating results.

    Labor.  The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing 11 separate employee groups. For current status of agreements, see Business—Employees within Item 1. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia; such agreements are not subject to the RLA.

    Noise Abatement.  The Airport Noise and Capacity Act of 1990 ("ANCA") required the phase-out of Stage II aircraft operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Northwest has met the 1999 year-end operational requirements.

    The ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on nighttime operations, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. While to date Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

    In April 1999, the European Union ("EU") enacted a rule that would prohibit the registration in Europe of aircraft with "hushkits" after April 1, 2000. Northwest opposes such a rule as it could inhibit its operations in Europe as well as reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia. The U.S. government has formally protested this regulation as a violation of the international noise standards established by the International Civil Aviation Organization ("ICAO"). The U.S. is considering the filing of a formal petition with the ICAO seeking sanctions against the EU to change this unilateral EU action. Northwest supports this proposed action by the U.S.

    Under the direction of the ICAO, world governments also have under consideration creation of a new, more stringent noise standard than that contained in the ANCA. The U.S. is a participant in these discussions. The discussions are at a preliminary stage and have not produced formal recommendations. If new standards are adopted and they are accompanied by a requirement to phase out non-compliant aircraft, it would reduce the Company's fleet strategy disposition options.

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

    In February 1998, the EPA and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine retrofit program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators have had discussions regarding the scope and content of a voluntary emissions reduction program. However, these discussions have not yet resulted in an agreed upon program.

    The Massachusetts Department of Environmental Protection has identified a number of contaminated sites at Boston's Logan Airport. Northwest has been identified, along with other airlines, as a potentially responsible party under Massachusetts law. Management believes that Northwest's share of liability for the cost of the remediation of the Logan site, if any, will not have a material adverse effect on the Company's financial statements.

    Civil Reserve Air Fleet Program.  Northwest is a participant in the Civil Reserve Air Fleet Program pursuant to which Northwest has agreed to make available, during the period beginning October 1, 1999 and ending September 30, 2000, 27 747 aircraft, 41 DC10 aircraft, and nine 727 aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.

Employees

    The airline industry is labor intensive and as of December 31, 1999, the Company had approximately 51,800 full-time equivalent employees of whom approximately 2,200 were foreign nationals working primarily in Asia. Unions represent approximately 90% of the Company's employees. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date
Pilots	6,200	Air Line Pilots Association, International	9/13/02
Agents and Clerks	10,700	International Association of Machinists & Aerospace Workers ("IAM")	2/25/03
Equipment Service Employees and Stock Clerks	7,100	IAM	2/25/03
Flight Attendants	10,100	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America	8/2/96
Mechanics and Related Employees	9,300	Aircraft Mechanics Fraternal Association ("AMFA")	10/03/96

    As previously discussed, the above agreements are governed by the RLA. Pursuant to the RLA, an agreement becomes amendable at the expiration of its stated term, and continues in effect while the parties pursue agreement on a new contract. In addition to the direct negotiation phase, the RLA also provides for a period of mediation, potential arbitration of unresolved issues, and a 30-day "cooling off" period before either party can resort to self help. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Other for further discussion of collective bargaining activities.

Holding Company Reorganization

    In connection with the purchase of its interest in Continental, NWA Corp. effected a holding company reorganization on November 20, 1998. As a result of this reorganization, Northwest Airlines Holdings Corporation, which was formerly known as Northwest Airlines Corporation and was at that time the publicly traded holding company ("Old NWA Corp."), became a direct wholly-owned subsidiary of the new holding company, NWA Corp. As a result, NWA Corp. is now the publicly traded holding company, which owns directly Old NWA Corp. and indirectly the holding and operating subsidiaries of Old NWA Corp. References in this Annual Report to NWA Corp., Common Stock and Series C Preferred Stock for time periods prior to November 20, 1998 refer to Old NWA Corp. and the Common Stock and Series C Preferred Stock of Old NWA Corp., respectively. See Note 1 to the Consolidated Financial Statements.

Risk Factors Relating to Northwest and NWA Corp.

Indebtedness

    The Company has substantial levels of indebtedness. As of December 31, 1999, the Company had long-term debt and capital lease obligations of $4.26 billion. Of this indebtedness, 34% bears interest at floating rates. The amount of long-term debt that matures in 2000 is $312 million. Additionally, $210 million matures in 2001, $226 million matures in 2002, and $135 million matures in 2003. As of December 31, 1999, future minimum lease payments under capital leases were $102 million for 2000, $103 million for 2001, $281 million for 2002 and $83 million for 2003. These levels of indebtedness do not include the mandatory obligation to redeem $243 million of convertible preferred stock in 2003.

    In addition, Northwest operates in a capital-intensive industry. Periodically, Northwest is required to make significant capital expenditures for new aircraft and related equipment. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by commercial financing.

Labor Agreements

    Approximately 90% of the Company's employees are members of collective bargaining units. Consequently, labor wage rates and costs are subject to collective bargaining. In 1998 and 1999, the Company signed seven new agreements with its domestic collective bargaining groups. The terms of the new agreements range from four to six years.

    Contract negotiations commenced in October 1999 with AMFA, which represents the Company's mechanics. In February 2000, the Company and AMFA jointly requested mediation from the National Mediation Board. The Company is presently in mediated negotiations with the union representing its flight attendants. The Company believes that mutually acceptable agreements can be reached with these labor groups, but because the terms of the agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

Risks Regarding Northwest/Justice Department Litigation

    In October 1998, the U.S. Department of Justice commenced a civil antitrust action against the Company and Continental challenging the Company's acquisition of the beneficial ownership of 8,661,224 shares of Continental Class A Common Stock. The Justice Department is seeking to have the Company divest its Continental securities or to impose additional terms and restrictions with respect to the Continental securities acquired. The Company cannot predict the outcome of litigation but intends to defend vigorously. The lawsuit did not challenge the alliance between Northwest and Continental, although the Justice Department has indicated that it will continue to monitor the alliance.

Risks Regarding Alliances

    Northwest is currently a party to numerous alliances with other airlines, and may enter into additional alliances in the future. Northwest's ability to grow its route network by entering into alliances depends upon the availability of suitable alliance candidates and the ability of Northwest and its alliance partners to meet business objectives and to perform their obligations under the alliance agreements. Northwest's ability to successfully achieve the anticipated benefits of its alliances depends upon many factors including disapproval or delay by regulatory authorities or adverse regulatory developments, competitive pressures, customer acceptance of the alliance and Northwest's and its alliance partners' ability to modify certain contracts that may restrict certain aspects of the alliance.

Foreign Currency Exposure

    Northwest conducts a significant portion of its operations in foreign locations. As a result, Northwest has operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies. Fluctuations in such foreign currencies, especially the Japanese yen, can significantly affect Northwest's operating performance. From time to time, Northwest uses financial instruments to hedge its exposure to the Japanese yen.

Possible Limitation on Net Operating Loss Carryforwards

    The Company may have potential limitations on the use of net operating loss carryforwards and alternative minimum tax net operating loss carryforwards if there has been more than a 50% ownership change (as defined by the Internal Revenue Code of 1986, as amended). See Note 9 to the Consolidated Financial Statements for further discussion.

Negative Net Worth

    As of December 31, 1999, the Company's common stockholders' deficit was $52 million. Certain investors and lenders will not invest in or lend to, or will limit their investments in or loans to a company with a common stockholders' deficit. As a result, the Company's ability to obtain additional financing may be adversely affected.

Risk Factors Related to the Airline Industry

Industry Conditions and Competition

    The airline industry is highly competitive. Airline profit levels are highly sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, airline capacity and pricing actions taken by other airlines.

    Northwest's competitors include all the other major domestic airlines, as well as foreign, national, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. On most of Northwest's routes, it competes with at least one of these carriers. Northwest uses yield inventory management systems to vary the number of discount seats offered on each flight in an effort to maximize revenues while remaining price competitive with lower-cost carriers. These competitors' low cost fares could affect the Company's operating results.

    In recent years, the major U.S. airlines have formed marketing alliances with other U.S. and foreign airlines. Such alliances generally provide for code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on that airline's segment of flights connecting with alliance partners. Other major U.S. airlines have alliances or planned alliances that may be more extensive than Northwest's alliances. Northwest cannot predict the extent to which it will be disadvantaged by competing alliances.

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

Aircraft Fuel

    Because fuel costs are a significant portion of Northwest's operating costs (11.4% for 1999), significant changes in fuel costs would materially affect its operating results. Fuel prices continue to be susceptible to, among other factors, political events, and Northwest cannot control near or long-term fuel prices. Northwest may experience higher fuel prices or have to curtail scheduled services due to a fuel supply shortage that may result from a disruption of oil imports or other events. A one-cent change in the cost of a gallon of fuel (based on 1999 consumption) would impact operating expenses by approximately $1.7 million per month. Changes in fuel prices may have a greater impact on Northwest than some of its competitors because of the composition of its fleet.

Regulatory Matters

    Airlines are subject to extensive regulatory requirements. In the last several years, the FAA has issued a number of maintenance directives and other regulations. These requirements impose substantial costs on airlines. Northwest expects to continue to incur expenditures to comply with the FAA's noise and aging aircraft regulations.

    Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. Congress and the DOT have also proposed the regulation of airlines' responses to their competitors' activities. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. Northwest cannot give assurance that laws or regulations enacted in the future will not adversely affect it.

Forward-Looking Statements

    Certain of the statements made in "Item 1. Business" and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein, including those identified in "Risk Factors" above.

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not inclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

Item 2.  PROPERTIES

Flight Equipment

    The Company operated a fleet of 410 aircraft at December 31, 1999, consisting of 326 narrow-body and 84 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to match its aircraft to its route network requirements more efficiently.

    As of December 31, 1999, 296 aircraft were owned and 114 aircraft were leased. The Company currently operates 10 (of which eight are owned) Airbus A319 aircraft with an average age of two months and 70 (of which 35 are owned) Airbus A320 aircraft with an average age of 6.1 years. The Company's fleet of Boeing aircraft includes 48 (of which 15 are owned) 757 aircraft with an average age of 10.3 years, 34 (of which 15 are owned) 747 aircraft with an average age of 14.7 years, nine (of which five are owned) 747 freighters with an average age of 19.8 years and 26 (all of which are owned) 727 aircraft with an average age of 21.1 years. The Company's 727 aircraft are scheduled to be retired and replaced with additional A319 and A320 aircraft. The Company's fleet of McDonnell Douglas aircraft includes 172 (of which 159 are owned) DC9 aircraft with an average age of 29.1 years and 41 (of which 33 are owned) DC10 aircraft with an average age of 24.3 years. The Company also acquired two used DC10 aircraft and a tenth Boeing 747 freighter, which are scheduled to enter service in 2000.

    Although the DC9 and DC10 average aircraft age exceeds twenty years, these aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company estimates that its DC9 and DC10 aircraft could fly on average approximately 13 and 19 additional years beyond 1999, respectively, based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

    In July 1999, Northwest exercised options for 18 additional A319 aircraft and 12 additional A320 aircraft, which will be used to replace the remaining 727 aircraft as they are retired from the fleet. The deliveries of these aircraft are scheduled to begin in January 2002 and continue through 2004. For further information related to the Company's aircraft leases and commitments see Notes 4 and 10 to the Consolidated Financial Statements.

Other Property and Equipment

    Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the Minneapolis/St. Paul International Airport containing the Company's corporate offices. Additional owned buildings include reservation centers in Baltimore, Detroit, Tampa and Chisholm, Minnesota; and a data processing center in Eagan, Minnesota. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

    Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. These leases generally run for periods of less than one year to 30 years and contain provisions for periodic adjustment of lease rates. At most airports that it serves, Northwest has entered into use agreements which provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company leases reservations centers in or near Minneapolis/St. Paul, Honolulu, Los Angeles, New York City and Seattle. Maintenance bases under operating leases are located in Minneapolis/ St. Paul, Atlanta, Georgia and Duluth, Minnesota. The Company also operates approximately 50 city ticket offices. In certain cases, the Company has constructed a facility on leased land, which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a flight kitchen and line maintenance hangar in Seattle; and a two-bay DC10 hangar in Detroit that was completed in 1999. To improve service for its cargo customers, Northwest has invested in a new facility at New York's John F. Kennedy International Airport, which was completed in 1999.

    Northwest is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport which will provide Northwest with 99 gates compared to the 60 present gates. It has been funded by the County's issuance of general airport revenue bonds payable primarily from future passenger facility charges and federal and State of Michigan grants. Northwest entered into agreements with the County in which it will lease space in the new terminal for a term of 30 years.

Item 3.  LEGAL PROCEEDINGS

    The Antitrust Division of the U.S. Department of Justice commenced a civil antitrust action in the United States District Court for the Eastern District of Michigan (Case No. 98-74611) against the Company and Continental Airlines, Inc. ("Continental") challenging the Company's acquisition of the beneficial ownership of 8,661,224 shares of Continental Class A Common Stock. The Justice Department's complaint seeks divestiture by the Company of the acquired Continental stock or the imposition of additional terms and restrictions on the Company with respect to the acquired Continental stock. The Company intends to vigorously defend the lawsuit. The lawsuit did not challenge the alliance between Northwest and Continental, although the Justice Department has indicated it will continue to monitor the alliance. Discovery is nearly complete and the trial has been scheduled for the fall of 2000.

    In January 1998, Northwest received a civil investigative demand ("CID") from the Antitrust Division of the Department of Justice related to an antitrust investigation to determine whether there are, have been or may be violations of Sections 1 and 2 of the Sherman Act related to, among other things, monopolization of hub markets. Northwest understands that this is part of a larger Justice Department investigation of competitive practices in the airline industry. The CID is a request for information in the course of a civil antitrust investigation and does not constitute the institution of legal proceedings. Northwest provided information to the Justice Department that it believes to be responsive to the CID. In February 1999, Northwest received from the Justice Department a request for additional information relating to the CID. Northwest subsequently submitted to the Justice Department information that it believes to be responsive to the request for additional information.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

MANAGEMENT

Executive Officers of the Registrant

    The executive officers of the Company, together with their ages and business experience, are set forth below:

    John H. Dasburg, age 57, has served as President and Chief Executive Officer and a director of NWA Corp. and Northwest since 1990. Mr. Dasburg joined Northwest in November 1989 as Executive Vice President-Finance and Administration and was appointed President and Chief Executive Officer in November 1990. Prior to joining Northwest, Mr. Dasburg served as President of Marriott's Lodging Group and as an Executive Vice President of Marriott Corp. Mr. Dasburg serves on the boards of directors of KLM, The St. Paul Companies, Inc. and the Mayo Foundation.

    Richard H. Anderson, age 44, has served as Executive Vice President and Chief Operating Officer of NWA Corp. and Northwest since December 1998. He was Executive Vice President-Technical Operations and Airport Affairs from April 1998 to December 1998 and Senior Vice President-Technical Operations and Airport Affairs from January 1997 to April 1998. From July 1994 to December 1996, he was Senior Vice President-Labor Relations, State Affairs and Law. He joined Northwest in 1990 as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental.

    Mickey P. Foret, age 54, has served as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest since September 1998 and as President—Northwest Airlines Cargo since June 1999. Mr. Foret rejoined Northwest in May 1998 as Special Projects Officer of NWA Corp. and Northwest. He previously served as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest from September 1993 to May 1996. From June 1996 to September 1997, Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc.

    J. Timothy Griffin, age 48, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

    Philip C. Haan, age 44, has served as Executive Vice President-International, Sales and Information Services of Northwest since January 1999. From December 1995 to January 1999, he served as Senior Vice President-International Services. Mr. Haan joined Northwest in 1991 as Vice President-Revenue Management.

    Douglas M. Steenland, age 48, has served as Executive Vice President and Chief Corporate Officer of NWA Corp. and Northwest since September 1999. Mr. Steenland was Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999 and Executive Vice President, General Counsel and Secretary of NWA Corp. and Northwest from June 1998 to January 1999. From July 1994 to June 1998, he served as Senior Vice President, General Counsel and Secretary. He joined Northwest as Vice President, Deputy General Counsel and Secretary in July 1991. Prior to joining

Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

    Thomas Momchilov, age 50, joined Northwest as Senior Vice President-Human Resources in January 2000. Prior to joining Northwest, Mr. Momchilov served as Corporate Vice President, Human Resources for Reynolds and Reynolds from 1988.

    Rolf S. Andresen, age 64, has served as Vice President-Finance and Chief Accounting Officer of NWA Corp. and Northwest since June 1998 and as Vice President-Finance and Controller from July 1994 to May 1998. Prior to joining Northwest, Mr. Andresen was Chief Financial Officer of Private Jet Corp.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 1999 and 1998:

	1999		1998
Quarter
	High	Low	High	Low
1st	31 1/4	22 3/4	65 5/16	45 1/2
2nd	35 1/2	26 1/8	62 3/16	37
3rd	35 1/4	23 1/2	44 1/2	25 1/16
4th	29 7/8	21 1/2	27 5/8	18 5/8

    As of February 29, 2000, there were 1,341 stockholders of record.

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

ITEM 6:  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	1999		1998(1)	1997		1996		1995
Statements of Operations (In millions, except per share data)
Operating revenues
Passenger	$8,692		$7,607	$8,822		$8,598		$7,762
Cargo	725		634	789		746		751
Other	859		804	615		537		572

	10,276		9,045	10,226		9,881		9,085
Operating expenses	9,562		9,236	9,069		8,827		8,172

Operating income (loss)	714		(191)	1,157		1,054		913
Operating margin	6.9%		(2.1)%	11.3%		10.7%		10.1%
Income (loss) before extraordinary item	$300		$(285)	$606		$536		$342
Net income (loss)	$300		$(285)	$597		$536		$392
Earnings (loss) per common share:
Basic	$3.69		$(3.48)	$5.89	(2)	$5.05	(2)	$3.11	(2)
Diluted	$3.26		$(3.48)	$5.29	(2)	$4.52	(2)	$2.90	(2)
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$749		$480	$1,040		$752		$971
Total assets	10,584		10,281	9,336		8,512		8,412
Long-term debt, including current maturities	3,666		4,001	2,069		2,060		2,467
Long-term obligations under capital leases, including current obligations	597		655	705		772		841
Mandatorily redeemable preferred security of subsidiary	626		564	486		549		618
Redeemable stock	243		261	1,155		603		945
Common stockholders' equity (deficit)(3)	(52)		(477)	(311)		93		(819)
Operating Statistics(4)
Scheduled service:
Available seat miles (ASM) (millions)	99,446		91,311	96,964		93,914		87,472
Revenue passenger miles (millions)	74,168		66,738	72,031		68,639		62,515
Passenger load factor	74.6%		73.1%	74.3%		73.1%		71.5%
Revenue passengers (millions)	56.1		50.5	54.7		52.7		49.3
Revenue yield per passenger mile	11.58	¢	11.26 ¢	12.11	¢	12.53	¢	12.42	¢
Passenger revenue per scheduled ASM	8.64	¢	8.23 ¢	9.00	¢	9.16	¢	8.87	¢
Operating revenue per total ASM(5)	9.44	¢	9.12 ¢	9.76	¢	9.85	¢	9.58	¢
Operating expense per total ASM(5)	8.71	¢	9.21 ¢	8.63	¢	8.78	¢	8.66	¢
Cargo ton miles (millions)	2,336		1,954	2,283		2,216		2,246
Cargo revenue per ton mile	31.01	¢	32.39 ¢	34.54	¢	33.70	¢	33.40	¢
Fuel gallons consumed (millions)	2,039		1,877	1,996		1,945		1,846
Average fuel cost per gallon	53.55	¢	53.60 ¢	64.86	¢	67.21	¢	55.66	¢
Number of operating aircraft at year end	410		409	405		399		380
Full-time equivalent employees at year end	51,823		50,565	48,984		47,536		45,124

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

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Northwest Airlines Corporation ("NWA Corp." and, together with its consolidated subsidiaries, the "Company") reported net income of $300 million for the year ended December 31, 1999, compared with a net loss of $285 million in 1998. Diluted earnings per common share were $3.26 in 1999 compared with a diluted loss per share of $3.48 in 1998. Operating income of $714 million was reported in 1999 compared to an operating loss of $191 million in 1998. Northwest Airlines, Inc. ("Northwest") is the principal indirect operating subsidiary of NWA Corp., accounting for more than 95% of the Company's 1999 consolidated operating revenues and expenses.

    The year ended December 31, 1998 was affected by labor-related disruptions which included a pilots' strike. Because of these events, year-over-year comparisons are not useful to measure the underlying operating and financial performance of the Company. However, for continuity of reporting, the traditional comparisons are presented herein. The Company estimated the impact in lost revenue and incremental expenses to be approximately $1.04 billion on a pre-tax basis for the year ended December 31, 1998.

Results of Operations—1999 Compared to 1998

    Operating Revenues.  Operating revenues increased 13.6% ($1.23 billion). System passenger revenue (excluding Express Airlines I, Inc. ("Express") revenues of $104 million and $94 million for the years ended December 31, 1999 and 1998, respectively) increased 14.3% ($1.075 billion) primarily attributable to an increase in Northwest's scheduled service ASMs and an increase in Northwest's passenger RASM, both of which resulted from improved operational performance in 1999 and the recovery from the 1998 labor disruptions. The increase in passenger RASM was partially offset by the residual effects of lower premium traffic in early 1999 and lower Atlantic yields caused by industry-wide capacity growth throughout 1999.

    The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
1999
Passenger revenue (in millions)	$8,588		$5,940		$1,802		$846
Increase/(Decrease) from 1998:
Passenger revenue (in millions)	$1,075		$750		$182		$143
Percent	14.3%		14.4%		11.2%		20.4%
Scheduled service ASMs (capacity)	8.9%		11.4%		(.7)%		22.2%
Passenger RASM	5.0%		2.7%		12.0%		(1.4)%
Yield	2.8%		2.3%		5.9%		(3.0)%
Passenger load factor	1.5	pts.	.3	pts.	4.3	pts.	1.3	pts.

    Domestic passenger revenue increased due to more capacity and higher yields. Capacity increased as a result of normalized aircraft utilization and improved operational performance.

    Pacific passenger revenue was higher due to increased yields caused by the recovery from the 1998 labor disruptions and a 15.7% strengthening of the yen. The average yen per U.S. dollar exchange rate for the years ended December 31, 1999 and 1998 was 115 and 133, respectively. Capacity was decreased in 1999 in response to the continued weak Asian economic environment and increased competition and was offset by the recovery from the labor disruptions. Passenger load factor increased 4.3 points in 1999 as the Company began to experience an increase in demand in the second half of 1999.

    Atlantic passenger revenue increased due to an increase in capacity, which resulted primarily from new flying and was partially offset by decreased yields caused by overall industry-wide capacity growth. The new flying included increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service.

    Cargo revenue increased 14.4% ($91 million) due to a 19.5% increase in cargo ton miles which was partially offset by a 4.3% decrease in cargo revenue per ton mile due to the weaker Asian economic environment. The Company's ninth Boeing 747 freighter entered service in September 1999. A tenth freighter has been acquired and is scheduled to enter service in 2000. Other revenue increased 6.8% ($55 million) due to a higher volume of business for MLT Inc. and increased passenger and cargo charters which was partially offset by lower KLM joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 3.5% ($326 million). Operating capacity increased 8.9% to 99.57 billion total service ASMs which contributed to the 5.4% decrease in operating expense per total service ASM. Salaries, wages and benefits increased 4.0% ($132 million) due primarily to wage and benefit increases from settled contracts with collective bargaining units and an increase in average full-time equivalent employees of 2.7%, partially offset by 1998 provisions for retroactive compensation related to collective bargaining agreements.

    Aircraft fuel and taxes increased 8.6% ($94 million) due to an 8.6% increase in fuel gallons consumed. Commissions increased 6.4% ($44 million) due to higher revenues, partially offset by a lower effective commission rate caused by a shift in revenue mix, a decrease in the percentage of commissionable ticket sales and changes to the Company's commission rate structure which were effective in October 1999. These changes are estimated to reduce commission expense by approximately $80 million during 2000. Aircraft maintenance materials and repairs decreased 16.6% ($126 million) due to fewer engine and airframe overhauls and lower than anticipated costs associated with outside aircraft maintenance. Depreciation and amortization increased 11.9% ($51 million) due to additional owned aircraft and aircraft modifications. Other expenses (the principal components of which include outside services, selling and marketing expenses, passenger food, personnel, advertising and promotional expenses, communication expenses and supplies) increased 3.9% ($85 million) due primarily to increased business for MLT Inc. and increased variable costs associated with increased capacity, which were partially offset by reduced claims and advertising and promotions. Additionally, 1998 included a fleet disposition charge of $66 million for the accelerated retirement of seven of the Company's oldest Boeing 747 aircraft.

    Other Income and Expense.  Interest expense increased 15.2% ($50 million) primarily due to additional borrowings. Earnings of affiliated companies increased $77 million primarily from the Company's recognition of its share of Continental Airlines, Inc. ("Continental") and WORLDSPAN earnings. Other income increased primarily due to a $48 million gain from the sale of a portion of Northwest's investment in Equant N.V.

Results of Operations—1998 Compared to 1997

    Operating Revenues.  Operating revenues decreased 11.5% ($1.18 billion). System passenger revenue (excluding Express revenues of $94 million and $100 million for the years ended December 31, 1998 and 1997, respectively) decreased 13.9% ($1.209 billion) primarily attributable to a decrease in Northwest's scheduled service ASMs and a decrease in Northwest's passenger RASM due to the labor disruptions. The decrease in RASM was also a result of a weaker Asian economic environment and weaker foreign currency exchange rates.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
1998
Passenger revenue (in millions)	$7,513		$5,190		$1,620		$703
Increase/(Decrease) from 1997:
Passenger revenue (in millions)	$(1,209)		$(692)		$(573)		$56
Percent	(13.9)%		(11.8)%		(26.1)%		8.6%
Scheduled service ASMs (capacity)	(5.8)%		(6.3)%		(12.1)%		22.2%
Passenger RASM	(8.6)%		(5.8)%		(15.9)%		(11.1)%
Yield	(7.0)%		(5.4)%		(13.4)%		(5.4)%
Passenger load factor	(1.2)	pts.	(.3)	pts.	(2.2)	pts.	(5.1)	pts.

    Domestic passenger revenue was lower due to decreased capacity and yields resulting from the labor disruptions.

    Pacific passenger revenue decreased due to the labor disruptions, an unfavorable general economic environment in the Pacific and weaker Asian currencies, of which the largest impact was due to the Japanese economy and yen. The average yen per U.S. dollar exchange rate for the years ended December 31, 1998 and 1997 was 133 and 120, respectively, a weakening of the yen of 9.4%. In response to the continued weak Asian economic environment, lower demand and increased competition, the Company reduced capacity in the region during 1998.

    Atlantic passenger revenue increased due to an increase in capacity which resulted primarily from new flying (including service to Mumbai and Delhi, India from Amsterdam) and the initiation of Philadelphia-Amsterdam and Seattle-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam services, offset by a decrease in RASM as a result of the labor disruptions.

    Cargo revenue decreased 19.7% ($155 million) due to 14.4% fewer cargo ton miles and a 6.2% decrease in cargo revenue per ton mile due to the labor disruptions, a weaker Asian economic environment and weaker Asian currency exchange rates. Other revenue increased 30.7% ($189 million) due to increased revenue from KLM joint venture alliance settlements and MLT Inc.

    Operating Expenses.  Operating expenses increased 1.8% ($167 million). Operating capacity decreased 5.9% to 91.4 billion total service ASMs which contributed to the 6.7% increase in operating expense per total service ASM. Salaries, wages and benefits increased 7.8% ($237 million) due primarily to an increase in average full-time equivalent employees of 4.0%, retroactive compensation related to collective bargaining agreements and the impact of settled contracts. Aircraft fuel and taxes decreased 21.3% ($297 million) due to a 17.4% decrease in the average fuel price per gallon from 64.86 cents to 53.60 cents and a 6.0% decrease in fuel gallons consumed as a result of the labor disruptions. Commissions decreased 19.1% ($163 million) due to lower revenues as a result of the labor disruptions, a lower effective commission rate caused by a shift in revenue mix and changes to the Company's commission structure which began in September 1997. Aircraft maintenance materials and repairs increased 22.7% ($141 million) due to higher utilization of outside suppliers as a result of increased scheduled overhauls and timing of check cycles, and decreased employee productivity due to the labor disruptions. Other expenses increased 12.2% ($239 million), due primarily to increased business for MLT Inc., claims, advertising and promotions, as well as the accelerated retirement of seven of the Company's oldest Boeing 747 aircraft, which resulted in a fleet disposition charge of $66 million recorded in the fourth quarter. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charge.

    Other Income and Expense.  Interest expense-net increased 33.3% ($78 million) primarily due to additional borrowings to fund the Company's cash requirements. The foreign currency loss for the year ended December 31, 1998 was primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased primarily due to the sale of an equity investment in GHI Limited.

Liquidity and Capital Resources

    At December 31, 1999, the Company had cash and cash equivalents of $749 million and borrowing capacity of $1.57 billion under its revolving credit facilities, providing total available liquidity of $2.32 billion.

    Cash flows from operating activities were $1.26 billion for 1999, an increase of $1.17 billion compared with 1998 due primarily to improved operational performance, lower pension contributions, an $84 million dividend from WORLDSPAN and an increase in working capital. Cash flows from operating activities were $88 million for 1998 and $1.61 billion for 1997. Net cash used in investing and financing activities during 1999, 1998 and 1997 was $990 million, $348 million and $1.43 billion, respectively.

    Investing Activities.  Investing activities in 1999 consisted primarily of the purchase of seven Airbus A320 aircraft, ten Airbus A319 aircraft, four Boeing 747-400 aircraft, 11 AVRO RJ85 aircraft and two used DC10 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications, deposits on ordered aircraft and ground equipment purchases.

    Investing activities in 1998 consisted primarily of the purchase of 13 Airbus A320 aircraft, ten AVRO RJ85 aircraft, and three used DC10 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications, deposits on ordered aircraft and ground equipment purchases. On November 20, 1998, NWA Corp. issued 2.6 million shares of common stock and paid $399 million in cash to acquire the beneficial ownership of 8.7 million shares of Class A Common Stock of Continental. The Company funded its investment in Continental with cash from its general working capital.

    Investing activities in 1997 consisted primarily of costs to commission aircraft before entering revenue service, deposits on ordered aircraft, the refurbishment of DC9 aircraft, engine hushkitting, ground equipment purchases, the acquisition of Express, the purchase off lease of four aircraft and the purchase of eight AVRO RJ85 aircraft, one DC10-30 aircraft and three DC9-30 aircraft.

    Financing Activities.  Financing activities in 1999 consisted primarily of the public issuance of $200 million of unsecured notes, the public issuance of $143 million of 40-year senior unsecured quarterly interest bonds (which are callable after five years), the long-term leveraged operating lease financing through sale and leaseback of four Boeing 747-400 aircraft, seven Airbus A320 aircraft, two Airbus A319 aircraft and ten AVRO RJ85 aircraft and various secured aircraft and ground equipment financings, offset by full repayment of the $825 million revolving credit facilities and $562 million of aircraft delivery bridge financing, and the payment of scheduled debt and capital lease obligations.

    During 1999, the Company completed three public offerings totaling $1.22 billion of pass-through trust certificates to finance the acquisition of 39 new aircraft delivered in 1999 or scheduled for delivery in 2000. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the pass-through certificates will not be direct obligations of NWA Corp. or Northwest. At December 31, 1999, the Company had utilized $196 million as secured debt financing and $679 million in long-term leveraged operating leases. The remaining $342 million is in escrow and not recorded as an asset or direct obligation of NWA Corp. or Northwest.

    The Company has two secured bank revolving credit facilities. A core facility provides a credit line of $835 million available until December 2002, of which $160 million is subject to renewal in December 2000 and 2001. Any portion not renewed by individual participating banks becomes at that time available for drawdown as a term loan maturing in December 2002. An additional facility of $750 million was available until February 2000, at which time it was renewed as a $500 million facility expiring in February 2001.

    Financing activities in 1998 included the Company's repurchase of its remaining Common Stock held by KLM, the public issuance of $400 million of unsecured notes, the incurrence of $240 million of debt secured by six Boeing 757 aircraft, the payment of debt and capital lease obligations, and the sale and leaseback of 13 A320 aircraft and four AVRO RJ85 aircraft. During the third quarter, in anticipation of potential labor disruptions, the Company borrowed the $2.08 billion available under its credit facilities, and subsequently repaid such borrowings. In October 1998, the Company borrowed $835 million to fund its cash requirements.

    On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of NWA Corp. Common Stock. The Company had previously agreed to repurchase the shares over a three-year period ending in September 2000. The purchase price of $780 million was paid with a combination of $337 million of cash and three senior unsecured 7.88% notes.

    Financing activities in 1997 pertained primarily to NWA Corp.'s repurchases of its Common Stock and Series A and B Preferred Stock, the public issuance of $250 million of unsecured notes, the sale and leaseback of eight AVRO RJ85 aircraft and the payment of debt and capital lease obligations. In September 1997, the Company repurchased 6.8 million shares of NWA Corp. Common Stock held by KLM for $273 million. Concurrently, all of NWA Corp.'s Series A and B Preferred Stock held by KLM and other holders was repurchased for $251 million. Both repurchases were funded using existing cash resources.

    See Note 3 to the Consolidated Financial Statements for maturities of long-term debt for the five years subsequent to December 31, 1999.

    Capital Commitments.  The current aircraft delivery schedule provides for the acquisition of 111 aircraft over the next seven years. See Note 10 to the Consolidated Financial Statements for additional discussion of aircraft capital commitments. Other capital expenditures, including costs to commission presently owned aircraft that have not yet entered revenue service and aircraft modifications, are projected to be approximately $350 million in 2000, which the Company anticipates funding primarily with cash from operations.

    Working Capital.  The Company operates, like its competitors, with a working capital deficit, which aggregated $1.51 billion at December 31, 1999. The working capital deficit is primarily attributable to the $1.42 billion air traffic liability for advance ticket sales.

Other Information

    Labor Agreements.  Approximately 90% of the Company's employees are members of collective bargaining units. In 1998 and 1999, the Company signed seven new agreements with its domestic collective bargaining groups. The terms of the new agreements range from four to six years. Contract negotiations commenced in October 1999 with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics. In February 2000, the Company and AMFA jointly requested mediation from the National Mediation Board. The Company is presently in mediated negotiations with the union representing its flight attendants. The Company believes that mutually acceptable agreements can be reached with these labor groups, but because the terms of the agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

    Income Taxes.  Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury regulations limit the amounts of net operating losses ("NOLs"), alternative minimum tax net operating losses ("AMTNOLs") and credits that can be used to offset taxable income (or used as a credit) in any single tax year if the corporation experiences more than a 50% ownership change, as defined in the Code, over a three-year testing period ending on the testing date. See Note 9 to the Consolidated Financial Statements for information regarding income taxes and NOLs, AMTNOLs and credits.

    Management believes that an offering of outstanding common stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred before that time. If an ownership change did occur as a result of that offering, management believes that, even as limited by the Code, the Company would use the NOLs, AMTNOLs and credits significantly earlier than their expiration and the annual limitations would not adversely impact the Company. However, if the Internal Revenue Service were to successfully assert that an ownership change had occurred on any date prior to November 1995 (including August 1, 1993 when the Company entered into labor agreements that provided stock for labor cost savings), the Company's ability to use its NOLs, AMTNOLs and credits would be significantly impaired because the value of NWA Corp.'s stock on certain prior testing dates was relatively low and a low value would adversely affect the annual limitation.

    Detroit Midfield Terminal.  The Company is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to be completed in 2001 and will add 74 gates and a regional jet aircraft facility as well as over 55 shops and restaurants, four WorldClubs, larger ticketing areas, a 12,000-space parking facility and significant luggage handling system upgrades. The new terminal has been funded by the County's issuance of general airport revenue bonds payable primarily from future passenger facility charges and federal and State of Michigan grants. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

    Regulation.  In April 1998, the DOT issued proposed competition guidelines, which would severely limit major carriers' ability to compete with new entrant carriers. In addition, the Department of Justice is investigating competition at major hub airports. The outcomes of the DOT guidelines and the investigations cannot be predicted. However, to the extent that restrictions are imposed upon Northwest's ability to respond to competition, Northwest's business may be adversely impacted.

    Year 2000.  The Company has successfully completed its Year 2000 project and transitioned into the new year with no Year 2000-related service interruptions.

    New Accounting Standards.  See Note 1 to the Consolidated Financial Statements for recent accounting standards.

    Forward-Looking Statements.  Certain statements made throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein. For additional information regarding these matters see Risk factors within Item 1.

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not inclusive. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 14 to the Consolidated Financial Statements for accounting policies and additional information.

    Aircraft Fuel.  The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 1999 cost per gallon of fuel based on projected 2000 fuel usage which would result in an increase to aircraft fuel expense of approximately $110 million in 2000, net of gains realized from fuel hedge instruments outstanding at December 31, 1999, compared to an estimated $80 million at December 31, 1998. As of December 31, 1999, the Company had hedged approximately 24% of its 2000 fuel requirements, compared to 10% at December 31, 1998.

    Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 1999 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $53 million for the year ending December 31, 2000, net of gains realizable from yen hedge instruments outstanding at December 31, 1999, compared to an estimated $60 million decrease at December 31, 1998. This is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

    The Company also has a foreign currency non-cash exposure. An increase to other income caused by the remeasurement of net foreign currency-denominated liabilities and the increase to common stockholders' equity deficit due to the translation of net yen-denominated liabilities resulting from a 10% strengthening in the value of the U.S. dollar is not material for 1999 and 1998. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses and foreign currency-denominated assets and liabilities as of December 31, 1999 and 1998.

    In 1999, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 45 billion yen (approximately $391 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of eight billion yen (approximately $70 million) compared with 38 billion yen (approximately $286 million) and 16 billion yen (approximately $125 million), respectively, in 1998. In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income in 1999 was favorably impacted by approximately $45 million due to the average yen being stronger in 1999 compared to 1998 and negatively impacted in 1998 by approximately $20 million due to the average yen being weaker in 1998 compared to 1997. The yen to U.S. dollar exchange rate at December 31, 1999, 1998 and 1997 was 102 yen to $1, 113 yen to $1 and 131 yen to $1, respectively. There was no material impact on 1999 and 1998 earnings associated with the Japanese yen financial instruments utilized to hedge its 1999 and 1998 net yen-denominated cash flows. As of December 31, 1999, the Company had entered into forward contracts to hedge approximately 31% of its 2000 yen-denominated sales, compared to 35% at December 31, 1998, which also represents approximately 95% of the Company's excess of yen-denominated revenues over expenses in 1999 and 2000.

    Interest.  The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. The Company has mitigated this risk by limiting its floating rate indebtedness to approximately 34% and 46% of long-term debt and capital leases at December 31, 1999 and 1998, respectively. If long-term interest rates average 10% more in 2000 than they did during 1999, the Company's net interest expense would increase by approximately $10 million, compared to an estimated $14 million for 1999 measured at December 31, 1998. If short-term interest rates average 10% more in 2000 than they did during 1999, the Company's interest income from cash equivalents and short-term investments would increase by approximately $4 million compared to an estimated $3 million for 1999 measured at December 31, 1998. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 1999 and 1998.

    Market risk for fixed-rate indebtedness is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to approximately $77 million during 2000, compared to an estimated $50 million for 1999 measured at December 31, 1998. The fair values of the Company's indebtedness were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Item 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

    We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Minneapolis, Minnesota
January 20, 2000

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31
	1999	1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$749	$480
Restricted short-term investments	41	48
Accounts receivable, less allowance (1999—$16; 1998—$23)	521	665
Flight equipment spare parts, less allowance (1999—$131; 1998—$159)	348	387
Deferred income taxes	116	114
Prepaid expenses and other	288	176

Total current assets	2,063	1,870
PROPERTY AND EQUIPMENT
Flight equipment	6,374	6,168
Less accumulated depreciation	1,644	1,485

	4,730	4,683
Other property and equipment	1,761	1,654
Less accumulated depreciation	743	678

	1,018	976

Total property and equipment	5,748	5,659
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	846	873
Less accumulated amortization	258	263

	588	610
OTHER ASSETS
Investments in affiliated companies	690	676
International routes, less accumulated amortization (1999—$286; 1998—$263)	681	704
Other	814	762

	2,185	2,142

Total Assets	$10,584	$10,281

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	1999	1998
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,422	$1,107
Accounts payable	494	683
Accrued compensation and benefits	523	504
Accrued aircraft rent	222	208
Accrued commissions	95	150
Other accrued liabilities	449	433
Current maturities of long-term debt	312	319
Current obligations under capital leases	60	58

Total current liabilities	3,577	3,462
LONG-TERM DEBT	3,354	3,682
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	537	597
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	1,222	1,113
Long-term pension and postretirement health care benefits	542	500
Other	535	579

	2,299	2,192
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY—Note 5
(Redemption value 1999—$692; 1998—$632)	626	564
PREFERRED REDEEMABLE STOCK
(Liquidation value 1999—$245; 1998—$264)	243	261
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (1999—109,576,810; 1998—108,953,764)	1	1
Additional paid-in capital	1,454	1,445
Accumulated deficit	(349)	(649)
Accumulated other comprehensive loss	(9)	(68)
Treasury stock (1999—27,497,612 shares; 1998—28,978,351 shares)	(1,149)	(1,206)

	(52)	(477)

Total Liabilities and Stockholders' Equity (Deficit)	$10,584	$10,281

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31
	1999	1998	1997
OPERATING REVENUES
Passenger	$8,692	$7,607	$8,822
Cargo	725	634	789
Other	859	804	615

Total operating revenues	10,276	9,045	10,226
OPERATING EXPENSES
Salaries, wages and benefits	3,393	3,261	3,024
Aircraft fuel and taxes	1,191	1,097	1,394
Commissions	736	692	855
Aircraft maintenance materials and repairs	635	761	620
Other rentals and landing fees	486	450	457
Depreciation and amortization	478	427	396
Aircraft rentals	355	345	359
Other	2,288	2,203	1,964

Total operating expenses	9,562	9,236	9,069

OPERATING INCOME (LOSS)	714	(191)	1,157
OTHER INCOME (EXPENSE)
Interest expense	(379)	(329)	(245)
Interest capitalized	16	17	11
Interest of mandatorily redeemable preferred security holder	(27)	(22)	(24)
Interest income	40	79	68
Earnings of affiliated companies	86	9	15
Foreign currency gain (loss)	(1)	(22)	2
Other, net	38	29	1

Total other income (expense)	(227)	(239)	(172)

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	487	(430)	985
Income tax expense (benefit)	187	(145)	379

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	300	(285)	606
Loss on extinguishment of debt, net of taxes	—	—	(9)

NET INCOME (LOSS)	300	(285)	597
Preferred stock requirements	(1)	(1)	(14)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$299	$(286)	$583

EARNINGS (LOSS) PER COMMON SHARE:
Basic
Before effects of extraordinary item	$3.69	$(3.48)	$5.89
Loss on extinguishment of debt	—	—	(.10)

Earnings (loss) per common share	$3.69	$(3.48)	$5.79

Diluted
Before effects of extraordinary item	$3.26	$(3.48)	$5.29
Loss on extinguishment of debt	—	—	(.08)

Earnings (loss) per common share	$3.26	$(3.48)	$5.21

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$300	$(285)	$597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	478	427	396
Income tax expense (benefit)	187	(145)	379
Net refunds (payments) of income taxes	(65)	8	(114)
Pension and other postretirement benefit contributions (in excess of) less than expense	166	(26)	(126)
Sale proceeds of frequent flyer miles in excess of (less than) revenue	(42)	(78)	388
Other, net	11	68	(3)
Changes in certain assets and liabilities:
Decrease in accounts receivable	106	44	40
Decrease (increase) in flight equipment spare parts	14	(46)	(137)
Decrease (increase) in prepaid expenses and other	(57)	91	(13)
Increase (decrease) in air traffic liability	250	(140)	108
Increase (decrease) in accounts payable and other liabilities	(102)	84	82
Increase in accrued compensation and benefits	13	86	10

Net cash provided by operating activities	1,259	88	1,607
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,038)	(1,068)	(724)
Purchases of short-term investments	(288)	(257)	(632)
Proceeds from maturities of short-term investments	330	641	469
Investments in affiliated companies	(13)	(415)	(37)
Other, net	36	(14)	38

Net cash used in investing activities	(973)	(1,113)	(886)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(1,681)	(1,732)	(347)
Payment of capital lease obligations	(57)	(618)	(61)
Payment of short-term notes payable	(102)	—	—
Repurchase of common and preferred stock	—	(437)	(524)
Proceeds from long-term debt	779	2,910	251
Proceeds from sale and leaseback transactions	1,095	669	168
Other, net	(51)	(27)	(27)

Net cash provided by (used in) financing activities	(17)	765	(540)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	269	(260)	181
Cash and cash equivalents at beginning of period	480	740	559

Cash and cash equivalents at end of period	$749	$480	$740

Cash and cash equivalents and unrestricted short-term investments at end of period	$749	$480	$1,040

Available to be borrowed under credit facilities	$1,573	$1,004	$1,079

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance January 1, 1997	97.6	$1	$1,150	$(945)	$(113)	$—	$93
Net income				597			597
Other comprehensive income					11		11

Comprehensive income, net of tax							608
Repurchase of Common Stock			7			(273)	(266)
Common Stock committed to be repurchased			22			(849)	(827)
Shares issued to employee benefit plans	3.5
Accrued cumulative dividends on Series A and B Preferred Stock				(14)			(14)
Accretion of Series C Preferred Stock				(1)			(1)
Tax benefit related to stock issued to employees			29				29
Series C Preferred Stock converted to Common Stock	1.8		58				58
Other	.9		8	1			9

Balance December 31, 1997	103.8	1	1,274	(362)	(102)	(1,122)	(311)
Net loss				(285)			(285)
Other comprehensive income					34		34

Comprehensive loss, net of tax							(251)
Common Stock carrying value over repurchase price						68	68
Shares issued to purchase an interest in Continental Airlines, Inc.	2.6		65				65
Accretion of Series C Preferred Stock				(1)			(1)
Tax benefit related to stock issued to employees			12				12
Series C Preferred Stock converted to Common Stock	1.4		46				46
Common Stock held in rabbi trusts			32			(152)	(120)
Other	1.2		16	(1)			15

Balance December 31, 1998	109.0	1	1,445	(649)	(68)	(1,206)	(477)
Net income				300			300
Other comprehensive income					59		59

Comprehensive income, net of tax							359
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	.6		19				19
Common Stock held in rabbi trusts			(11)			57	46
Other			1	1			2

Balance December 31, 1999	109.6	$1	$1,454	$(349)	$(9)	$(1,149)	$(52)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

    Basis of Presentation:  Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, Continental Airlines, Inc. ("Continental") and NWA Funding, LLC are accounted for by the equity method. Other investments are accounted for by the cost method.

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

    Business:  Northwest's operations comprise more than 95% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 150 cities in 21 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM"), which operates through a hub in Amsterdam, and with Alitalia which operates through hubs in Rome and Milan, and a global alliance with Continental.

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

    International Routes:  International routes are amortized on a straight-line basis, generally over 40 years. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. Changes in such policies or agreements could materially impact Northwest.

    Impairment of Long-Lived Assets:  The Company evaluates impairment of long-lived assets in compliance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

    In 1998, the Company accelerated the retirement of its seven oldest Boeing 747 aircraft and recorded a fleet disposition charge of $66 million in other operating expenses. These retirements were earlier than scheduled as a result of decreased demand in the Pacific, the timing of major overhauls and the opportunity to accelerate the delivery of certain new Boeing 747-400 aircraft in partial replacement of the retired aircraft. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to reduce the aircraft net book value to reflect the fair market value of these assets. The fleet disposition charge included a $14 million write-down of related spare parts to their estimated fair market value.

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

    Advertising:  Advertising costs, included in other operating expenses, are expensed as incurred and were $124 million, $137 million and $110 million in 1999, 1998 and 1997, respectively.

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

    Foreign Currency:  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The Preferred Security (see Note 5) and other assets and liabilities associated with certain properties located outside of the U.S. whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to accumulated other comprehensive loss, a component of common stockholders' equity deficit.

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

    New Accounting Standards:  On September 23, 1999, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 99-13, "Application of EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction,' and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities," which may require certain future financings related to airport construction projects to be recorded on the balance sheet. Previously, these types of transactions were generally accounted for as operating leases. This consensus generally applies to construction projects committed to after September 23, 1999. The Company does not expect this change to have a material impact on its results of operations or financial condition.

Note 2—Earnings (Loss) Per Share Data

    The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31 (in millions, except share data):

	1999	1998	1997
Numerator:
Income (loss) before extraordinary item	$300	$(285)	$606
Preferred stock requirements	(1)	(1)	(14)

Income (loss) applicable to common stockholders for basic earnings (loss) per share	$299	$(286)	$592
Effect of dilutive securities—Series C Preferred Stock	1	—	1

Income (loss) applicable to common stockholders after assumed conversions for diluted earnings (loss) per share	$300	$(286)	$593

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	81,255,097	82,341,741	100,616,605
Effect of dilutive securities:
Series C Preferred Stock	7,378,216	—	9,981,547
Shares held in non-qualified rabbi trusts	3,031,275	—	—
Employee stock options	373,012	—	1,319,177
Common stock repurchase obligation	—	—	280,253

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	92,037,600	82,341,741	112,197,582

    For additional disclosures regarding the outstanding Series C Preferred Stock, shares held in rabbi trusts, the employee stock options and the KLM option, see Notes 6 and 7.

Note 3—Long-Term Debt and Short-Term Borrowings

    Long-term debt as of December 31 consisted of the following (in millions, with interest rates as of December 31, 1999):

	1999	1998
Revolving credit facilities due 2002(a)	$—	$825
Unsecured notes due 2004 through 2008, 8.2% weighted average rate(b)	847	649
Equipment pledge notes due through 2013, 7.7% weighted average rate	556	483
Secured notes due through 2009, 7.0% weighted average rate	349	349
Aircraft notes due through 2016, 6.0% weighted average rate(c)	347	362
NWA Trust No. 2 aircraft notes due through 2012, 9.8% weighted average rate(d)	251	258
Secured notes due through 2016, 6.9%(e)	240	240
Sale-leaseback financing obligations due through 2020, 9.9% imputed rate(f)	223	223
Pass-through trust certificates due through 2019, 7.8% weighted average rate(g)	196	—
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted average rate(h)	180	195
Term loans due 2001 and 2002, 7.7% weighted average rate	165	160
Senior unsecured quarterly interest bonds due 2039, 9.5%(i)	143	—
Unsecured note due 2000, 7.9%(j)	100	238
Other	69	19

Total debt	3,666	4,001
Less current maturities	312	319

Long-term debt	$3,354	$3,682

(a)
The Company's Credit Agreement provides for secured revolving credit facilities consisting of a core and an additional facility. The core facility consists of a basic and supplemental revolver. The basic revolver is a $675 million credit facility available until December 2002, $12 million of which is unavailable due to outstanding letters of credit. The supplemental revolver was originally a $175 million, 364-day revolving credit facility. In December 1998 and 1999, $10 million and $5 million, respectively, of the supplemental revolver were converted into term loans due December 2002. The remaining $160 million was renewed for another 364 days; however, to the extent this facility is not renewed in December 2000 for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in December 2002. During 1999, payments of $660 million and $165 million were made on the basic and supplemental revolver, respectively. In February 2000, the Company renewed its existing secured $750 million additional revolving credit facility, which reduced the amount available to $500 million and extended the expiration to February 2001. Interest is calculated at floating rates based on the London Interbank Offered Rate plus 2%. Commitment fees are payable by the Company on the unused portion of these revolving credit facilities at a rate per annum equal to .375% and are not considered material. At December 31, 1999, $1.57 billion was available under both revolving credit facilities.

(b)
In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. In March 1998, the Company issued $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008. In April 1999, the Company issued $200 million of 8.52% notes due 2004. Interest on the notes is payable semi-annually.

(c)
During 1998 the Company secured long-term debt financing on 13 Airbus A320 aircraft delivered during the year. Interest on the notes is payable semi-annually. The Company combined these debt financings with fully-defeased German cross border transactions.

(d)
In December 1994, the Company completed a structured aircraft financing transaction in which 13 Airbus A320 aircraft were transferred from Northwest (subject to existing indebtedness) to an owner trust (NWA Trust No. 2). The limited partnership, of which Northwest is the limited partner and Norbus, Inc. (an affiliate of Airbus Industrie A.I.E.) is the general partner, is the sole equity participant in the owner trust. All proceeds from the transaction were used to repay equipment pledge notes, which had previously been issued to finance the acquisition of these aircraft by Northwest. The aircraft were simultaneously leased back to Northwest.

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

  In December 1997, the Company initiated a tender offer for the repurchase of the 13.875% Class D Subordinated Aircraft Notes. The offer expired on December 30, 1997 with 99% of the notes tendered. On January 2, 1998, the notes were repurchased for $79 million. Consequently, a loss of $9 million, net of $5 million in income taxes, was recorded as an extraordinary item in 1997.

(e)
In August 1998, the Company borrowed $240 million under an existing credit facility. The floating rate notes are secured by six Boeing 757 aircraft and principal payments are due semi-annually beginning in 2008.

(f)
In March 1992, the Company completed agreements with the Minneapolis/St. Paul Metropolitan Airports Commission ("MAC") for the sale and leaseback of various corporate assets. The sale-leaseback agreements, which are accounted for as debt, call for increasing quarterly payments over a 30-year term and include a provision which gives the Company the option to repurchase the assets. The agreements with the MAC are part of a group of financing arrangements with the State of Minnesota and other government agencies.

(g)
In June 1999, the Company completed a public offering of $555 million in pass-through certificates to finance seven new Airbus A320 aircraft and 14 new Airbus A319 aircraft. At December 31, 1999, the Company utilized secured debt to finance eight of the A319 aircraft from these funds (see Note 10).

(h)
In March 1994, Northwest consummated a financing transaction in which six Boeing 747-200 and four Boeing 757 aircraft were sold to an owner trust (NWA Trust No. 1) of which NWA Aircraft Finance, Inc., an indirect subsidiary of the Company, is the sole equity participant. A portion of the purchase price was financed through the issuance of $177 million of 8.26% Class A Senior Aircraft Notes and $66 million of 9.36% Class B Subordinated Aircraft Notes. The aircraft were simultaneously leased back to Northwest. The notes are payable semi-annually from rental payments made by

  Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

(i)
In August 1999, the Company completed the retail issuance of $143 million of senior unsecured quarterly interest bonds, maturing in 2039. These bonds may be redeemed by Northwest beginning in 2004 without penalty.

(j)
On May 1, 1998, in conjunction with its repurchase of Common Stock from KLM, the Company issued three senior unsecured 7.88% notes with principal amounts of $206 million, $138 million and $100 million. The Company repaid the first and second notes on September 29, 1998 and 1999, respectively. The remaining note is due in September 2000 (see Note 6).

    Maturities of long-term debt for the five years subsequent to December 31, 1999 are as follows (in millions):

2000	$312
2001	210
2002	226
2003	135
2004	480

    The Company's Credit Agreement contains certain restrictive financial covenants, including limitations on indebtedness, equity redemptions and the declaration of dividends, as well as requirements to maintain certain financial ratios, including collateral coverage ratios. At December 31, 1999, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft and international route authorities, having an aggregate book value of $5.2 billion at December 31, 1999, were pledged under various loan agreements.

    Cash payments of interest, net of capitalized interest, aggregated $342 million, $277 million and $231 million in 1999, 1998 and 1997, respectively.

    Non-cash manufacturer financing obtained in connection with the acquisition of aircraft was $658 million, $408 million and $97 million in 1999, 1998 and 1997, respectively.

    The weighted average interest rates on short-term borrowings outstanding at December 31 were 5.83%, 5.99% and 6.24% for 1999, 1998 and 1997, respectively.

Note 4—Leases

    The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2029. Certain aircraft and portions of certain facilities are subleased under noncancelable operating leases expiring in various years through 2020.

    Rental expense for all operating leases for the years ended December 31 consisted of the following (in millions):

	1999	1998	1997
Gross rental expense	$650	$630	$627
Sublease rental income	(80)	(87)	(80)

Net rental expense	$570	$543	$547

    At December 31, 1999, the Company leased 114 of the 410 aircraft it operates. Of these, 21 were capital leases and 93 were operating leases. Base term lease expiration dates range from 2002 to 2009 for aircraft under capital leases, and from 2002 to 2023 for aircraft under operating leases. The Company's aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term. Ninety-nine of the 114 aircraft lease agreements provide the Company with purchase options at the end of the lease terms which approximate fair market value.

    At December 31, 1999, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows (in millions):

	Capital Leases	Operating Leases
2000	$102	$634
2001	103	625
2002	281	626
2003	83	603
2004	58	593
Thereafter	146	5,821

	773	8,902
Less sublease rental income		(538)

Total minimum operating lease payments		$8,364

Less amounts representing interest	176

Present value of future minimum capital lease payments	597
Less current obligations under capital leases	60

Long-term obligations under capital leases	$537

    The above table includes operating leases for 24 aircraft operated and leased by Express Airlines I, Inc., a wholly-owned subsidiary, and 71 aircraft operated by and subleased to Mesaba Aviation, Inc. ("Mesaba"). Base term lease expiration dates range from 2000 to 2015. These aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term.

Note 5—Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company

    In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the "Subsidiary") entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai ("TK"). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured such obligation and then assigned title to and ownership of such obligation to the Subsidiary as operator under the TK arrangement in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the "Preferred Security"). The restructured non-recourse obligation is the sole asset of the Subsidiary. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company's obligation is reflected in the Company's Consolidated Balance Sheet as "Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company." Northwest Airlines Holdings Corporation has guaranteed the obligation of the Subsidiary to distribute payments on the Preferred Security pursuant to the TK arrangement if and to the extent payments are received by the Subsidiary.

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

    The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 70.60 billion yen ($692 million based on the December 31, 1999 exchange rate). Such accretion is included as a component of "Interest of mandatorily redeemable preferred security holder" in the Consolidated Statements of Operations.

Note 6—Preferred, Redeemable and Common Stock

    Series C Preferred Stock:  As part of the 1993 labor agreements, the Company issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock") and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. As long as the Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 1999, 3.9 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 5.2 million shares outstanding are convertible into 7.1 million shares of Common Stock. During 1999, .4 million shares of Series C Preferred Stock were converted into .6 million shares of Common Stock.

    All the outstanding shares of Series C Preferred Stock are required to be redeemed in 2003 for a pro rata share of actual wage savings ($245 million as of December 31, 1999). NWA Corp. has the option to redeem such shares in cash, by the issuance of additional Common Stock, or by the use of cash and stock. A decision to issue only additional Common Stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. fails to redeem the Series C Preferred Stock, dividends will accrue at the higher of (i) 12% or (ii) the highest penalty rate on any then outstanding series of preferred stock, and the employee unions will receive three additional Board of Directors positions. The financial statement carrying value of the Series C Preferred Stock is being accreted over ten years commencing August 1993 to the ultimate redemption amount. Prior to 2003, NWA Corp. at its option may redeem in whole or in part the Series C Preferred Stock at its liquidation value.

    Redeemable Common Stock:  On September 29, 1997, NWA Corp. entered into an agreement with KLM to repurchase for $1.12 billion over three years the 25 million shares of NWA Corp. Common Stock held by KLM. On that date, 6.8 million shares were repurchased for $273 million. Concurrent with that purchase, all of KLM's existing governance rights under various stockholder and other agreements were canceled, and NWA Corp. and KLM entered into a customary standstill agreement. The remaining 18.2 million shares of Common Stock to be repurchased were reclassified to redeemable common stock from common stockholders' equity deficit on that date. In addition, on the same day, NWA Corp. repurchased from KLM and others all of the Series A and B Preferred Stock outstanding for $251 million in cash.

    On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of Common Stock which the Company had previously agreed to repurchase over the three-year period. The purchase price of $780 million was paid with a combination of $337 million cash and three senior unsecured 7.88% notes. The $68 million excess of the financial statement carrying value of the redeemable common stock over the repurchase price was transferred to common stockholders' equity deficit on the same date. As of May 1, 1998, earnings (loss) per share calculations do not include the 18.2 million shares repurchased. In certain limited circumstances (e.g., the failure of the Northwest/KLM alliance to maintain certain antitrust immunity or Northwest's default under the alliance agreement), KLM will have an option to buy back from NWA Corp. up to 10.1 million shares of Common Stock.

    Common Stock:  On April 30, 1998, NWA Corp. amended its Second Amended and Restated Certificate of Incorporation to combine and reclassify the existing separate classes of voting Class A and non-voting Class B Common Stock into a single class of Common Stock.

    The Company was required to adopt the provisions of EITF Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust" on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts. The 2.5 and 4.0 million shares of Common Stock as of December 31, 1999 and 1998, respectively, that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the historical cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity deficit, net of tax. After the adoption date, but prior to settlement through either contribution to qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of

$25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trust as trading and recorded them at fair market value.

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

Note 7—Stock Options

    NWA Corp. has stock option plans for officers and key employees. Options generally become exercisable in equal annual installments over four or five years and expire 10 years from the date of the grant. NWA Corp.'s policy is to grant options with the exercise price equal to the market price of the Common Stock on the date of grant. To the extent options are granted with an exercise price less than the market price on the date of the grant, compensation expense is recognized over the vesting period of the grant.

    Following is a summary of stock option activity for the years ended December 31 (shares in thousands):

	1999		1998		1997
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,059	$32.41	5,204	$27.09	4,774	$20.11
Granted	1,499	29.75	509	43.35	1,454	39.26
Forfeited	(428)	33.16	(485)	33.36	(154)	36.24
Exercised	(63)	14.29	(1,169)	13.08	(870)	7.49

Outstanding at end of year	5,067	31.79	4,059	32.41	5,204	27.09
Exercisable at end of year	2,252	27.78	1,910	24.35	1,894	15.55
Reserved for issuance	10,948		7,948		7,948
Available for future grants	2,092		163		187

At December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.740 to $29.000	1,326	5.8 years	$16.70	934	$13.38
31.125 to 39.875	2,887	8.0	34.40	1,005	35.81
40.000 to 64.406	854	7.7	46.39	313	44.98

    The weighted-average fair value of options granted during 1999, 1998 and 1997 is $11.84, $17.65 and $16.50 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted-average risk-free interest rate of 5.1%, 5.5% and 6.1% for 1999, 1998 and 1997, respectively, and expected lives of six years and volatility of 30% for all years presented.

    In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan (the "Pilot Plan"). The Company has reserved for issuance 2.5 million shares of Common Stock under the Pilot Plan.

    Following is a summary of the Pilot Plan activity for the years ended December 31 (shares in thousands):

	1999		1998
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,000	$27.88	—	$—
Granted	500	24.69	1,000	27.88
Exercised	(3)	27.79	—	—

Outstanding at end of year	1,497	26.81	1,000	27.88

    All outstanding options are exercisable at December 31, 1999 with a weighted-average remaining contractual life of 9.5 years. The weighted-average fair value of options granted during 1999 and 1998 is $10.20 and $10.84 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted-average risk-free interest rate of 5.8% and 4.7% for 1999 and 1998, respectively, an expected life of six years and volatility of 30%. In September 2000 and 2001, an additional 500,000 options will be granted with an exercise price equal to the closing market price of the Common Stock on the applicable grant date.

    The Company's results, assuming the Company had accounted for its employee stock options using the fair value method, would have been pro forma net earnings of $290 million and pro forma basic and diluted earnings per share of $3.56 and $3.15, respectively, in 1999 and a pro forma net loss of $300 million and pro forma net loss per share of $3.65 in 1998. The pro forma effect of SFAS 123 is immaterial to the Company's 1997 net income and earnings per share.

    Shares of restricted stock were awarded at no cost to certain officers and key employees in 1999. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the four-year vesting period. As of December 31, 1999, 30,000 shares were outstanding and not vested.

Note 8—Accumulated Other Comprehensive Income (Loss)

    The following table sets forth information with respect to accumulated other comprehensive income (loss) ("OCI") (in millions):

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	OCI of Affiliated Companies	Unrealized Gain on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 1997	$(40)	$—	$(73)	$—	$—	$(113)
Before tax amount	9	—	9	—	—	18
Tax effect	(3)	—	(4)	—	—	(7)

Net-of-tax amount	6	—	5	—	—	11
Balance at December 31, 1997	(34)	—	(68)	—	—	(102)
Before tax amount	(11)	(33)	98	—	—	54
Tax effect	4	12	(36)	—	—	(20)

Net-of-tax amount	(7)	(21)	62	—	—	34
Balance at December 31, 1998	(41)	(21)	(6)	—	—	(68)
Before tax amount	(8)	82	9	(5)	15	93
Tax effect	3	(30)	(3)	2	(6)	(34)

Net-of-tax amount	(5)	52	6	(3)	9	59
Balance at December 31, 1999	$(46)	$31	$—	$(3)	$9	$(9)

Note 9—Income Taxes

    Income tax expense (benefit) consisted of the following for the years ended December 31 (in millions):

	1999	1998	1997
Current:
Federal	$75	$(45)	$108
Foreign	3	3	4
State	3	1	11

	81	(41)	123
Deferred:
Federal	98	(90)	237
Foreign	(2)	(3)	—
State	10	(11)	19

	106	(104)	256

Total income tax expense (benefit)	$187	$(145)	$379

    Reconciliations of the statutory rate to the Company's income tax expense (benefit) for the years ended December 31 are as follows (in millions):

	1999	1998	1997
Statutory rate applied to income (loss) before income taxes and extraordinary item	$171	$(151)	$345
Add (deduct):
State income tax (benefit) net of federal benefit	8	(6)	19
Adjustment to valuation allowance and other income tax accruals	—	6	6
Other	8	6	9

Total income tax expense (benefit)	$187	$(145)	$379

    The net deferred tax liabilities listed below include a current net deferred tax asset of $116 million and $114 million and a long-term net deferred tax liability of $1.22 billion and $1.11 billion as of December 31, 1999 and 1998, respectively.

    Significant components of the Company's net deferred tax liability as of December 31 were as follows (in millions):

	1999	1998
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,724	$1,606
Expenses other than accelerated depreciation and amortization	348	315
Other	10	16

Total deferred tax liabilities	2,082	1,937
Deferred tax assets:
Expenses accelerated for financial reporting purposes	341	334
Pension and postretirement benefits	145	85
Gains from the sale-leaseback of aircraft	154	119
Rent expense	85	77
Travel award programs	98	136
Leases capitalized for financial reporting purposes	67	80
Alternative minimum and foreign tax credit carryforwards	86	107

Total deferred tax assets	976	938

Net deferred tax liability	$1,106	$999

    During 1995, the Company utilized all of its regular net operating loss carryforwards ("NOLs"). For tax purposes, the Company utilized NOLs of approximately $660 million and $394 million in 1995 and 1994, respectively, and alternative minimum tax net operating loss carryforwards ("AMTNOLs") of $11 million and $447 million in 1995 and 1994, respectively. The Company has alternative minimum tax credits of approximately $84 million available for carryforward to future years' tax returns. The alternative minimum tax credits have an unlimited carryforward period. In 1996, the Company utilized its remaining foreign tax credit carryforward available for regular tax purposes. In 1995, the Company utilized its remaining AMTNOLs, as well as its remaining investment tax credit carryforward and its remaining foreign tax credit carryforward available for alternative minimum tax purposes. During 1999, the Company generated $3 million of foreign tax credit for both regular and alternative minimum tax purposes. Also, during 1999, the Company utilized all of its 1998 foreign tax credit carryforward and $1 million of the $3 million in foreign tax credits generated in 1999 for both regular and alternative minimum tax purposes. The remaining $2 million of foreign tax credits generated in 1999 is available for carryforward to future years.

    Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury regulations limit the amounts of NOLs, AMTNOLs and credits that can be used to offset taxable income (or used as a credit) in any single tax year if the corporation has more than a 50% ownership change (as defined in the Code) over a three-year testing period ending on the testing date. The annual limitation on the amount of such NOLs, AMTNOLs and credits is calculated in part based on the value of NWA Corp.'s stock. Management believes that an offering of outstanding Common Stock by existing stockholders in November 1995 triggered an ownership change, but that no ownership change occurred before that time. If an ownership change did occur as a result of that offering, management believes that, even as limited by the Code, the Company would use the NOLs, AMTNOLs and credits significantly earlier than their expiration and the annual limitations would not adversely impact the Company. However, if the Internal Revenue Service were to successfully assert that an ownership change had occurred on any date prior to November 1995 (including August 1, 1993 when the Company entered into labor agreements that provided stock for labor cost savings), the Company's ability to use its NOLs, AMTNOLs and credits would be significantly impaired because the value of NWA Corp.'s stock on certain prior testing dates was relatively low and a low value would adversely affect the annual limitation described above.

Note 10—Commitments

    The Company's firm aircraft orders for 111 new aircraft as of December 31, 1999 include 12 Airbus A320 aircraft from 2002 through 2004, 58 Airbus A319 aircraft (10 each in 2000 and 2001 and 19 each in 2002 and 2003), 25 Boeing 757-200 aircraft from 2004 through 2006 and 16 Airbus A330 aircraft (eight each in 2004 and 2005). The Company also has firm orders for aircraft that will be operated by and leased to Northwest Airlink regional carriers. As of December 31, 1999, the Company had firm orders for seven AVRO RJ85 aircraft and 54 Bombardier CRJ200 aircraft. Forty-two of the Bombardier CRJ200 aircraft will be operated by Express Airlines I, Inc., a Northwest Airlink carrier, which is an indirect wholly-owned subsidiary.

    Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $600 million in 2000, $735 million in 2001, $1.09 billion in 2002, $1.08 billion in 2003, $1.26 billion in 2004 and $1.96 billion in 2005 and 2006. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged-lease financing. Financing has been arranged for the committed AVRO RJ85, Bombardier CRJ200, Airbus A320 and A319 aircraft deliveries and is available for use at the option of the Company.

    The Company has substitution rights with respect to the Airbus A330 aircraft. The Company also has options to purchase four Boeing 747-400 aircraft in 2002, 70 Bombardier CRJ200 aircraft for delivery from 2003 through 2007 and 50 Airbus A319 and/or A320 aircraft for delivery from 2004 through 2007 and 20 roll-over options which would be assigned delivery slots commencing in December 2007 as the initial options are exercised.

    During 1999, the Company completed three public offerings totaling $1.22 billion of pass-through trust certificates to finance the acquisition of 39 new aircraft delivered in 1999 or scheduled for delivery in 2000. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the pass-through certificates will not be direct obligations of NWA Corp. or Northwest. At December 31, 1999, the Company had utilized $196 million as secured debt financing and $679 million in long-term leveraged operating leases. The remaining $342 million is in escrow and not recorded as an asset or direct obligation of NWA Corp. or Northwest.

Note 11—Contingencies

    The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters pertaining to the Company's business. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements taken as a whole.

    Approximately 90% of the Company's employees are members of collective bargaining units. In 1998 and 1999, the Company signed seven new agreements with its domestic collective bargaining groups. The terms of the new agreements range from four to six years. Contract negotiations commenced in October 1999 with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics. In February 2000, the Company and AMFA jointly requested mediation from the National Mediation Board. The Company is presently in mediated negotiations with the union representing its flight attendants. The Company believes that mutually acceptable agreements can be reached with these labor groups, but because the terms of the agreements will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

Note 12—Pension and Other Postretirement Health Care Benefits

    The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. In 1998 and 1997, the Company made contributions of $150 million and $133 million, respectively, in excess of its minimum requirement. The Company did not make any excess contributions in 1999.

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

    The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets (in millions):

	Pension Benefits		Other Benefits
	1999	1998	1999	1998
Change in benefit obligation:
Benefit obligation at beginning of year	$5,022	$4,251	$376	$347
Service cost	167	133	14	12
Interest cost	363	310	27	25
Plan amendments	228	180	8	6
Actuarial (gain) loss	(922)	317	(12)	5
Foreign exchange loss	5	7	—	—
Benefits paid	(216)	(176)	(22)	(19)

Benefit obligation at end of year	4,647	5,022	391	376

Change in plan assets:
Fair value of plan assets at beginning of year	4,375	3,758	5	5
Actual return on plan assets	957	608	—	—
Employer contributions	50	185	22	19
Benefits paid	(216)	(176)	(22)	(19)

Fair value of plan assets at end of year	5,166	4,375	5	5

Funded status—overfunded (underfunded)	519	(647)	(386)	(371)
Unrecognized net actuarial (gain) loss	(1,141)	364	72	87
Unrecognized prior service cost	527	338	14	6

Net amount recognized	$(95)	$55	$(300)	$(278)

    Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows (in millions):

	Pension Benefits		Other Benefits
	1999	1998	1999	1998
Prepaid benefit cost	$96	$195	$—	$—
Accrued benefit liability	(312)	(287)	(300)	(278)
Intangible asset	121	136	—	—
Accumulated other comprehensive income	—	11	—	—

Net amount recognized	$(95)	$55	$(300)	$(278)

    The Company's pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows (in millions):

	1999	1998
Projected benefit obligation	$399	$451
Accumulated benefit obligation	262	272
Fair value of plan assets	—	3

The plans included above in 1999 are non-qualified plans that do not require pre-funding.

    Weighted-average assumptions for pension and other benefits as of December 31 were as follows:

	1999	1998	1997
Discount rate	8.2%	6.9%	7.1%
Rate of future compensation increase	3.9%	3.9%	3.5%
Expected long-term return on plan assets	10.5%	10.5%	10.5%

    For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2002 and remain at that level thereafter.

    The components of net periodic cost of defined benefit plans included the following (in millions):

	Pension Benefits			Other Benefits
	1999	1998	1997	1999	1998	1997
Service cost	$167	$133	$113	$14	$12	$10
Interest cost	363	310	287	27	25	24
Expected return on plan assets	(403)	(357)	(301)	(1)	—	—
Amortization of prior service cost	46	20	20	1	—	—
Recognized net actuarial loss	21	26	17	3	3	2
Other events	—	4	2	—	—	—

Net periodic benefit cost	$194	$136	$138	$44	$40	$36

    Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on accumulated postretirement benefit obligations	55	(46)

Note 13—Related Party Transactions

    Continental Airlines, Inc.:  On November 20, 1998, the Company issued 2.6 million shares of Common Stock and paid $399 million in cash to acquire the beneficial ownership of approximately 8.7 million shares of Class A Common Stock of Continental. These shares represent 13.2% of Continental's outstanding common stock and, together with additional Continental shares for which the Company holds a limited voting proxy, 53.9% of its fully diluted voting power as of December 31, 1999.

    In connection with the Company's investment in Continental and Northwest's alliance with Continental, the Company entered into agreements with Continental which contain certain restrictions on the Company's ability to vote shares of Continental common stock, to acquire additional shares of Continental common stock and to affect the composition and conduct of Continental's Board of Directors for a ten-year period. Due to the restrictions in these agreements, the Company accounts for its investment under the equity method and recognizes its interest in Continental's earnings on a one-quarter lag. The difference between the cost of the Company's investment and the proportionate share of the underlying equity of Continental of $319 million is being amortized over 40 years.

    Northwest and Continental are operating in the second year of a thirteen-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing (the joint designation of flights under the Northwest "NW" code and the Continental "CO" code), frequent flyer program reciprocity and other cooperative activities. The airlines continue operating their two networks under separate identities, while currently code-sharing to 276 destinations in the U.S. and around the world. Northwest anticipates that it will continue to increase its code-sharing with Continental. Other joint activities include airport facility coordination, joint purchasing and certain coordinated sales programs.

    Mesaba Holdings, Inc.:  The Company owns 27.9% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has warrants in Mesaba Holdings, Inc. stock, and if the Company were to exercise all its in the money warrants when fully vested, its ownership would increase to 35.1% as of December 31, 1999.

    Northwest and Mesaba signed a ten-year Airline Services Agreement ("ASA") effective July 1, 1997 under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. As of December 31, 1999, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba.

    In addition, as of December 31, 1999, the Company has leased seven and subleased 22 AVRO regional jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996. The Company has agreed to lease seven additional AVRO RJ85 aircraft scheduled for delivery in 2000 to Mesaba.

    WORLDSPAN:  The Company owns a 33.7% interest in WORLDSPAN, L.P., an affiliate that provides computer reservations services, which it accounts for using the equity method.

    NWA Funding, LLC ("NCF"):  During December 1999, a Receivables Purchase Agreement (the "Agreement") was executed by Northwest, NCF, a wholly-owned, non-consolidated subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. Initially, Northwest sold $122 million of accounts receivable on a non-recourse basis to NCF. NCF sold $73 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements. NCF maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The agreement is a five-year $85 million revolving receivable purchase facility allowing Northwest to sell additional receivables to NCF and NCF to sell variable undivided interests in these receivables to the Purchaser.

Note 14—Risk Management and Financial Instruments

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

    Risk Management:  The Company principally uses derivative financial instruments to manage specific risks and does not hold or issue them for trading purposes. The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives.

    Foreign Currency:  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 1999, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 45 billion yen ($391 million). From time to time the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.

    At December 31, 1999, the Company has recorded $9 million of unrealized losses in accumulated other comprehensive loss as a result of forward contracts to sell 37.75 billion yen ($368 million) at an average forward rate of 103 with various settlement dates through November 2000. Hedging gains or losses are recorded in revenue when transportation is provided. These forward contracts hedge approximately 31% of the Company's anticipated 2000 yen-denominated sales, which also represents approximately 95% of the Company's excess of yen-denominated revenues over expenses.

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

    Aircraft Fuel:  The Company is exposed to the effect of changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. To further manage the price risk of fuel costs, the Company primarily utilizes futures contracts traded on regulated futures exchanges and fuel swap agreements. The changes in market value of such contracts have historically been highly effective at offsetting fuel price fluctuations. It is the Company's policy to participate in hedging transactions with a maximum span of 12 months.

    At December 31, 1999, the Company has recorded $19 million of unrealized gains in accumulated other comprehensive loss as a result of the hedge contracts, which if realized, will be recorded in fuel expense when the related fuel inventory is utilized throughout 2000. As of December 31, 1999, the Company had hedged approximately 24% of its 2000 fuel requirements.

    Equant N.V.:  Equant N.V. is an international provider of data network services to multinational businesses, including desktop communications, network services, equipment installation, software development and others. As of December 31, 1999, the Company holds 443,897 depository certificates with an estimated fair market value of $50 million. Each depository certificate represents an interest in Equant N.V. common shares which are subject to certain transferability restrictions and are carried at their original cost, which is nominal.

    In connection with secondary offerings by Equant N.V. in February and December 1999, the Company sold a portion of its investment for a gain of $48 million ($30 million after tax or $.33 per diluted share) related to these transactions.

    priceline.com:  During 1999, the Company entered into agreements with priceline.com, Inc. to provide ticket inventory for sale through priceline.com's internet site. As part of the agreements, the Company received warrants for 2,062,500 shares with various vesting requirements. During 1999, the Company exercised 312,500 warrants to purchase 296,354 shares, which were recorded as available for sale investments at December 31, 1999. A $9 million unrealized gain is recorded in accumulated other comprehensive loss. The remaining warrants were accounted for as derivatives under SFAS 133 and valued at fair market value utilizing the Black-Scholes single option-pricing model and independent valuation. At December 31, 1999, the Company has recorded $21 million of unrealized gains in accumulated other comprehensive loss as a result of the valuation of certain of these warrants, which if realized, will be recorded in non-operating income.

    Fair Values of Financial Instruments:  The financial statement carrying values equal the fair values of the Company's cash and cash equivalents and short-term investments. As of December 31, these amounts were (in millions):

	Cash and Cash Equivalents		Short-Term Investments
	1999	1998	1999	1998
Held-to-maturity debt securities:
Commercial paper	$—	$321	$16	$19
Other	—	109	3	23
Available-for-sale debt securities	695	27	22	6
Cash	54	23	—	—

	$749	$480	$41	$48

    The Company considers all unrestricted investments with a remaining maturity of three months or less on their acquisition date to be cash equivalents. The Company classifies investments with a remaining maturity of more than three months on their acquisition date that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. There were no purchases or sales of short-term investments classified as available-for-sale securities during 1999. During 1998 there were no purchases of short-term investments classified as available-for-sale and proceeds from sales were $139 million.

    The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were (in millions):

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-Term Debt	$3,666	$3,515	$4,001	$4,074
Mandatorily Redeemable Preferred Security of Subsidiary	626	536	564	520
Series C Preferred Stock	243	158	261	196

    The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded and the Preferred Security, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares is based on the assumed conversion to Common Stock and valuing such shares at the closing quoted market price for Common Stock.

Note 15—Segment Information

    The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the years ended December 31 (in millions):

	1999	1998	1997
Domestic	$6,976	$6,093	$6,793
Pacific, principally Japan	2,280	2,016	2,671
Atlantic	1,020	936	762

Total operating revenues	$10,276	$9,045	$10,226

    The Company's tangible assets consist primarily of flight equipment, which are utilized across geographic markets, and therefore, have not been allocated.

Note 16—Quarterly Financial Data (Unaudited)

    Unaudited quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999:
Operating revenues	$2,281	$2,597	$2,843	$2,555
Operating income (loss)	(14)	264	370	94
Net income (loss)	$(29)	$120	$180	$29

Basic earnings (loss) per common share	$(.36)	$1.47	$2.21	$.35

Diluted earnings (loss) per common share	$(.36)	$1.29	$1.96	$.31

1998:
Operating revenues	$2,429	$2,475	$1,929	$2,212
Operating income (loss)	156	120	(275)	(192)
Net income (loss)	$71	$49	$(224)	$(181)

Basic earnings (loss) per common share	$.72	$.56	$(2.91)	$(2.31)

Diluted earnings (loss) per common share	$.66	$.51	$(2.91)	$(2.31)

    The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares outstanding and other dilutive potential common shares.

Note 17—Condensed Consolidated Financial Information of Northwest Airlines, Inc.

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

    After reflecting these values in the consolidated financial statements of Northwest, condensed consolidated financial information of Northwest consists of the following (in millions):

Condensed Consolidated Statements of Operations

	Year Ended December 31
	1999	1998	1997
Operating revenues	$9,790	$8,643	$9,883
Operating expenses	9,121	8,863	8,774

Operating income (loss)	669	(220)	1,109
Other income (expense)	(296)	(239)	(213)

Income (loss) before income taxes and extraordinary item	373	(459)	896
Income tax expense (benefit)	149	(159)	343

Income (loss) before extraordinary item	224	(300)	553
Loss on extinguishment of debt	—	—	(9)

Net income (loss)	$224	$(300)	$544

Condensed Consolidated Balance Sheet Data

	December 31
	1999	1998
Current assets	$1,866	$1,602
Noncurrent assets	7,360	7,242
Current liabilities	3,459	3,599
Long-term debt and obligations under capital leases	3,585	3,955
Deferred credits and other liabilities	1,023	1,001
Mandatorily redeemable preferred security of subsidiary	626	564

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item will be set forth under the heading "Election of Directors—Information Concerning Director-Nominees" to be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be set forth under the headings "Election of Directors—Compensation of Directors," "Election of Directors—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be set forth under the headings "Election of Directors—Compensation Committee Interlocks and Insider Participation" and "Election of Directors—Related Party Transactions" to be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Commission, and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    The following is an index of the financial statements, schedule and exhibits included in this Report.

(a)
1.  Financial Statements:

    Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

  3.  Exhibits

    The following is an index of the exhibits included in this Report or incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 4.1 to the Registration Statement on Form S-3, File No. 333-69655 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 4.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest's Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).
3.4	Bylaws of Northwest Airlines, Inc. (filed as Exhibit 4.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
4.1	Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.2	Certificate of Designation of Series D Junior Participating Preferred Stock of NWA Corp. (included in Exhibit 3.1).
4.3	Rights Agreement dated as of November 20, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to NWA Corp.'s Form 8-A filed November 20, 1998 and incorporated herein by reference).
4.4	The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

9.1	Northwest Airlines/Air Partners Voting Trust Agreement among Continental Airlines, Inc., Northwest Airlines Corporation, Newbridge Parent Corporation, Air Partners, L.P. and Wilmington Trust Company, dated November 20, 1998 (filed as Exhibit 2.4 of NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).
9.2	First Amendment to Northwest Airlines/Air Partners Voting Trust Agreement among Continental Airlines, Inc. and Northwest Airlines Corporation, dated February 8, 2000.
10.1	Investment Agreement among Northwest Airlines Corporation, Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, 1992 Air, Inc. and Air Saipan, Inc., dated as of January 25, 1998 (without exhibits and schedules) (filed as Exhibit 2.1 to NWA Corp.'s Current Report on Form 8-K dated January 25, 1998 and incorporated herein by reference).
10.2	Amendment No. 1 to the Investment Agreement among Northwest Airlines Corporation, Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc. and 1992 Air, Inc., dated as of February 27, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated March 2, 1998 and incorporated herein by reference).
10.3	Amendment No. 2 to the Investment Agreement among Northwest Airlines Corporation, Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, 1998 CAI Partners, L.P., Bonderman Family Limited Partnership, 1992 Air, Inc. and Air Saipan, Inc., dated as of November 20, 1998 (filed as Exhibit 2.3 to NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).
10.4	Amended and Restated Governance Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Continental Airlines, Inc., dated as of February 8, 2000.
10.5	Supplemental Agreement, among Continental Airlines, Inc., Northwest Airlines Corporation and Newbridge Parent Corporation, dated as of November 20, 1998 (filed as Exhibit 2.2 to NWA Corp.'s Current Report on Form 8-K dated November 20, 1998 and incorporated herein by reference).
10.6	First Amendment to Supplemental Agreement among Continental Airlines, Inc. Northwest Airlines Corporation and Northwest Airlines Holdings Corporation, dated as of February 8, 2000.
10.7	Standstill Agreement between Northwest Airlines Corporation and David Bonderman, Bonderman Family Limited Partnership, Lectair Partners, Eli Broad, Donald Strum, 1992 Air GP and 1992 Air, Inc. (collectively the "Holders"), dated as of November 20, 1998 (filed as Exhibit 10.8 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.8	Registration Rights Agreement among Northwest Airlines Corporation, the Holders and 1992 Air, Inc., as the representative of the Holders, dated November 20, 1998 (filed as Exhibit 10.9 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.9	Assignment Agreement, among Northwest Airlines Corporation, Newbridge Parent Corporation, Air Partners, L.P., the Partners of Air Partners, L.P. signatory thereto, Bonderman Family Limited Partnership, Air Saipan, Inc., 1992 Air, Inc. and Coulco, Inc., dated as of February 27, 1998 (filed as Exhibit 10.10 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference) .

10.10	Amended and Restated Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation, dated May 1, 1998 (filed as Exhibit 10.2 of NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.11	Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V., dated September 29, 1997 (filed as Exhibit 10.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).
10.12	Accelerated Common Stock Repurchase Agreement between Northwest Airlines Corporation and Koninklijke Luchtvaart Maatschappij N.V., dated as of May 1, 1998 (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.13	First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 4.18 to the 10-K for the year ended December 31, 1994 and incorporated herein by reference).
10.14	Acknowledgement of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated Common Stock Registration Rights Agreement, dated November 20, 1998 (filed as Exhibit 10.28 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.15	Registration Participation Agreement dated as of October 20, 1995 among the Unions named therein, holders of Series C Preferred Stock and NWA Corp. (filed as Exhibit 10.14 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
10.16	Special Facilities Lease between Charter County of Wayne, Michigan and Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit 10.6 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.17	Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.18	Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).
10.19	First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).
10.20	First Amendment to First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998 (filed as Exhibit 10.34 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.21	Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.22	First Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of September 1997 (filed as Exhibit 10.36 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.23	Second Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998 (filed as Exhibit 10.37 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.24	Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest.
10.25	Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.26	Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of December 15, 1995, as amended and restated as of October 16, 1996 and as further amended and restated as of December 29, 1997 (filed as Exhibit 10.3 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.27	First Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 23, 1998 (filed as Exhibit 10.4 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.28	Temporary Amendment to Credit Agreement among Northwest Airlines Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998 (filed as Exhibit 10.5 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.29	Amendment and Consent to First Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of November 12, 1998 (filed as Exhibit 10.50 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.30	Amendment to Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 27, 1999 (filed as Exhibit 10.51 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.31	Fifth Amendment and Consent to the First Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 29, 1999.
10.32	Amendment to Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of January 31, 2000.
10.33	Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of May 12, 1998 (filed as Exhibit 10.6 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.34	First Amendment to First Aircraft Mortgage and Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of November 12, 1998 (filed as Exhibit 10.53 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.35	Slot Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of May 12, 1998 (filed as Exhibit 10.7 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.36	First Amendment to Slot Security Agreement between Northwest Airlines, Inc. and Bankers Trust Company, as Collateral Agent, dated as of November 12, 1998 (filed as Exhibit 10.55 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.37	Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of May 12, 1998, as amended and restated as of February 9, 1999 and as further amended and restated as of February 4, 2000 (without exhibits and schedules).
10.38	Route Security Agreement between Northwest Airlines, Inc. and the Chase Manhattan Bank, as Collateral Agent, dated as May 12, 1998 (filed as Exhibit 10.11 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.39	Purchase Agreement No. 1630 between Northwest Airlines, Inc. and The Boeing Company ("Boeing") dated December 1, 1989 and related letter agreements relating to the purchase of 747-400 aircraft (filed as Exhibit 10.34 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.40	Supplemental Agreement No. 4 to Purchase Agreement No. 1630, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.34 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.41	Purchase Agreement No. 1631 between Northwest Airlines, Inc. and Boeing and related letter agreements relating to the acquisition of 757 aircraft (filed as Exhibit 10.35 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.42	Supplemental Agreement No. 4 to Purchase Agreement No. 1631, dated as of February 3, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.36 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.43	Supplemental Agreement No. 5 to Purchase Agreement No. 1631, dated as of February 17, 1995, and related letter agreements between Boeing and Northwest Airlines, Inc. (filed as Exhibit 10.37 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.44	Airbus A330 Purchase Agreement dated February 10, 1989 and related letter agreements between AVSA, S.A.R.L. and Northwest Aircraft Inc. (filed as Exhibit 10.36 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).

10.45	Amendment No. 5 to A330 Purchase Agreement among AVSA, S.A.R.L. and Northwest Aircraft Inc. (filed as Exhibit 10.4 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.46	A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
*10.47	Employment Agreement with Richard H. Anderson dated as of September 1, 1996 (filed as Exhibit 10.66 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
*10.48	Employment Agreement with Douglas M. Steenland dated as of September 1, 1996 (filed as Exhibit 10.54 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference) .
*10.49	Description of employment arrangements with Mickey P. Foret.
*10.50	Employment Agreement with J. Timothy Griffin dated as of September 26, 1994.
*10.51	Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.52	Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.53	1990 Stock Option Plan for Key Employees of the Company (filed as Exhibit 10.44 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.54	1994 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.5 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference) .
*10.55	1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
*10.56	Amendment No. 1 to 1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
*10.57	Amendment No. 2 to 1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.74 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
*10.58	Unit Award Agreement with John H. Dasburg dated as of January 26, 1996 (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
*10.59	Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement) (filed as Exhibit 10.61 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.60	Letter agreements dated December 20, 1996 and March 14, 1996 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

*10.61	Form of Non-Qualified Stock Option Agreement and Form of Amendment thereto for executive officers under the 1994 NWA Corp. Stock Incentive Plan, as amended (filed as Exhibit 10.63 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.62	The Chairman's Long-Term Retention and Incentive Program.
*10.63	Phantom Stock Unit Award Agreement between NWA Corp. and John H. Dasburg.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule for the year ended December 31, 1999.
27.2	Financial Data Schedules for the year ended December 31, 1998 and the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998.
27.3	Financial Data Schedules for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999.

*
Compensatory plans in which the directors and executive officers of Northwest participate.

(b)  Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2000.

NORTHWEST AIRLINES CORPORATION
By	/s/ ROLF S. ANDRESEN Rolf S. Andresen Vice President-Finance & Chief Accounting Officer (principal accounting officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of March, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ JOHN H. DASBURG John H. Dasburg President, Chief Executive Officer & Director (principal executive officer)	/s/ JAMES G. COULTER James G. Coulter Director
/s/ MICKEY P. FORET Mickey P. Foret Executive Vice President & Chief Financial Officer (principal financial officer), President—Northwest Airlines Cargo	/s/ DORIS KEARNS GOODWIN Doris Kearns Goodwin Director
/s/ ROLF S. ANDRESEN Rolf S. Andresen Vice President-Finance & Chief Accounting Officer (principal accounting officer)	/s/ DENNIS F. HIGHTOWER Dennis F. Hightower Director
/s/ GEORGE J. KOURPIAS George J. Kourpias Director
/s/ GARY L. WILSON Gary L. Wilson Chairman of the Board	/s/ FREDERIC V. MALEK Frederic V. Malek Director
/s/ RAY W. BENNING, JR. Ray W. Benning, Jr. Director	/s/ WALTER F. MONDALE Walter F. Mondale Director
/s/ RICHARD C. BLUM Richard C. Blum Director	/s/ V. A. RAVINDRAN V. A. Ravindran Director
/s/ ELAINE L. CHAO Elaine L. Chao Director	/s/ MICHAEL G. RISTOW Michael G. Ristow Director
/s/ ALFRED A. CHECCHI Alfred A. Checchi Director	/s/ LEO M. VAN WIJK Leo M. van Wijk Director

Northwest Airlines Corporation

SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 1999
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$23	$4	$—		$11	(4)	$16
Accumulated allowance for depreciation of flight equipment spare parts	159	29	4	(2)	61	(3)	131
Year Ended December 31, 1998
Allowances deducted from asset accounts:
Allowance for doubtful accounts	21	12	—		10	(1)	23
Accumulated allowance for depreciation of flight equipment spare parts	149	37	4	(2)	31	(3)	159
Year Ended December 31, 1997
Allowances deducted from asset accounts:
Allowance for doubtful accounts	20	11	—		10	(1)	21
Accumulated allowance for depreciation of flight equipment spare parts	127	26	5	(2)	9	(3)	149

(1)
Uncollectible accounts written off, net of recoveries

(2)
Interaccount transfers

(3)
Dispositions and write-offs

(4)
Uncollectible accounts written off, net of recoveries, including deduction for accounts sold to NWA Funding, LLC of $2 million

S-1

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SIGNATURES