Form 10-K/A
period 1999-12-31
NORTHWEST AIRLINES CORP
filed 2000-03-31
CIK 1058033

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

    This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 is being filed solely to correct the date information reported in the submission header under "PERIOD." This Form 10-K/ A constitutes Amendment No. 1 to Northwest Airlines Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

67

QuickLinks

EXPLANATORY NOTE
SIGNATURES