Form 10-Q
period 2000-03-31
NORTHWEST AIRLINES CORP
filed 2000-05-12
CIK 1058033

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission File Number 0-23642

NORTHWEST AIRLINES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes /x/  No / /

    At March 31, 2000, there were 84,654,922 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations—Three months ended March 31, 2000 and 1999.	3
	Condensed Consolidated Balance Sheets—March 31, 2000 and December 31, 1999	4
	Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2000 and 1999.	5
	Notes to Condensed Consolidated Financial Statements	6
The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits	13
SIGNATURE		14
EXHIBIT INDEX		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(Unaudited, in millions except per share amounts)
	2000	1999
Operating Revenues
Passenger	$2,132	$1,883
Cargo	177	154
Other	261	244

Total operating revenues	2,570	2,281
Operating Expenses
Salaries, wages and benefits	852	817
Aircraft fuel and taxes	419	229
Aircraft maintenance materials and repairs	172	178
Commissions	160	171
Other rentals and landing fees	124	115
Depreciation and amortization	121	114
Aircraft rentals	100	84
Other	625	587

Total operating expenses	2,573	2,295

Operating Loss	(3)	(14)
Other Income (Expense)
Interest expense, net	(87)	(92)
Interest of mandatorily redeemable preferred security holder	(7)	(7)
Investment income	12	10
Foreign currency gain	3	8
Other	86	47

Total other income (expense)	7	(34)

Income (Loss) Before Income Taxes	4	(48)
Income tax expense (benefit)	1	(19)

Net Income (Loss)	$3	$(29)

Earnings (loss) per common share:
Basic	$.03	$(.36)

Diluted	$.03	$(.36)

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	March 31 2000	December 31 1999
Assets
Current Assets
Cash and cash equivalents	$872	$749
Restricted short-term investments	46	41
Accounts receivable, net	558	521
Flight equipment spare parts, net	347	348
Prepaid expenses and other	458	404

Total current assets	2,281	2,063
Property and Equipment
Flight equipment, net	4,568	4,730
Other property and equipment, net	1,023	1,018

Total property and equipment	5,591	5,748
Flight Equipment Under Capital Leases, net	582	588
Other Assets
International routes, net	675	681
Investments in affiliated companies	738	690
Other	829	814

	2,242	2,185

Total Assets	$10,696	$10,584

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,578	$1,422
Accounts payable and other liabilities	1,863	1,783
Current maturities of long-term debt and capital lease obligations	386	372

Total current liabilities	3,827	3,577
Long-Term Debt	3,201	3,354
Long-Term Obligations Under Capital Leases	524	537
Deferred Credits and Other Liabilities
Deferred income taxes	1,216	1,222
Pension and postretirement benefits	563	542
Other	560	535

	2,339	2,299
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	613	626
Redeemable Preferred Stock	240	243
Common Stockholders' Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,457	1,454
Accumulated deficit	(347)	(349)
Accumulated other comprehensive loss	(10)	(9)
Treasury stock	(1,149)	(1,149)

	(48)	(52)

Total Liabilities and Stockholders' Equity (Deficit)	$10,696	$10,584

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Unaudited, in millions)
	2000	1999
Net Cash Provided by Operating Activities	$139	$243
Cash Flows From Investing Activities
Capital expenditures	(138)	(222)
Net increase in short-term investments	(9)	(25)
Other, net	70	31

Net cash used in investing activities	(77)	(216)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(315)	(29)
Proceeds from sale and leaseback transactions	387	—
Proceeds from issuance of long-term debt	8	—
Other, net	(19)	(27)

Net cash provided by (used in) financing activities	61	(56)
Increase (Decrease) in Cash and Cash Equivalents	123	(29)
Cash and cash equivalents at beginning of period	749	480

Cash and cash equivalents at end of period	$872	$451

Cash and cash equivalents and unrestricted short-term investments at end of period	$872	$451

Available to be borrowed under credit facilities	$1,325	$754

Noncash Transactions:
Manufacturer financing obtained in connection with the acquisition of aircraft	$156	$265

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The condensed consolidated financial statements of Northwest Airlines Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for 1999. The Company's accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

3.
At March 31, 2000, maturities of long-term debt were $300 million for the remainder of 2000, $210 million in 2001, $265 million in 2002, $135 million in 2003 and $480 million in 2004.

  At March 31, 2000, the Company had $1.32 billion available to be borrowed under its revolving credit facilities along with $872 million of cash and cash equivalents, which provided the Company with $2.19 billion of available liquidity.

4.
The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the three months ended March 31 (in millions):

	2000	1999
Domestic	$1,811	$1,607
Pacific, principally Japan	561	476
Atlantic	198	198

Total operating revenues	$2,570	$2,281

5.
As of March 31, 2000, the Company had firm orders for 107 new aircraft including 12 Airbus A320 aircraft, 54 Airbus A319 aircraft, 25 Boeing 757-200 aircraft and 16 Airbus A330 aircraft. The Company also has firm orders for aircraft that will be operated by and leased to Northwest Airlink regional carriers. As of March 31, 2000, the Company had firm orders for three AVRO RJ85 aircraft and 54 Bombardier CRJ200 aircraft. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $405 million for the remainder of 2000, $740 million in 2001, $1.09 billion in 2002, $1.09 billion in 2003, $1.27 billion in 2004, $1.42 billion in 2005 and $570 million in 2006.

6.
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31 (in millions, except share data):

	2000	1999
Numerator:
Net income (loss)	$3	$(29)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	82,128,420	80,046,801
Effect of dilutive securities:
Series C Preferred Stock	7,071,110	—
Shares held in non-qualified rabbi trusts	2,495,756	—
Employee stock options	301,994	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	91,997,280	80,046,801

  For the three months ended March 31, 1999, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be antidilutive.

  In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," shares held by the Company's non-qualified rabbi trusts (2,491,608 shares as of March 31, 2000) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income (loss) was $2 million and ($12) million for the three months ended March 31, 2000 and 1999, respectively. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.
During the three months ended March 31, 2000, the Company sold another portion of its investment in  priceline.com  and recorded a gain of $58 million ($37 million after tax or $.45 per basic share and $.40 per diluted share). In February 1999, the Company sold a portion of its interest in Equant N.V. and recorded a gain of $28 million ($18 million after tax or $.22 per share). The gains are recorded in other non-operating other income in the accompanying consolidated statements of operations.

9.
The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

      Condensed Consolidated Statements of Operations

	Three Months Ended March 31
	2000	1999
Operating revenues	$2,395	$2,128
Operating expenses	2,398	2,153

Operating loss	(3)	(25)
Other income (expense)	(22)	(47)

Loss before income taxes	(25)	(72)
Income tax benefit	(6)	(24)

Net loss	$(19)	$(48)

      Condensed Consolidated Balance Sheet Data

	March 31 2000	December 31 1999
Current assets	$2,069	$1,866
Noncurrent assets	7,221	7,360
Current liabilities	3,670	3,459
Long-term debt and obligations under capital leases	3,428	3,585
Deferred credits and other liabilities	1,064	1,023
Mandatorily redeemable preferred security of subsidiary	613	626

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended March 31, 2000, the Company reported net income of $3 million and an operating loss of $3 million. Diluted earnings per common share were $.03 in the first quarter of 2000 compared with diluted loss per common share of $.36 in the first quarter of 1999. The three months ended March 31, 2000 and March 31, 1999 included non-recurring net gains of $44 million and $18 million, respectively, predominantly from the sales of another portion of the Company's investments in priceline.com and Equant N.V. High fuel prices negatively impacted the quarter ended March 31, 2000 by approximately $174 million on a pre-tax basis compared to last year.

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

    Information with respect to the Company's operating statistics follows(1):

	Three months ended March 31
			% Chg.
	2000	1999
Scheduled service:
Available seat miles (ASM) (millions)	24,530	23,017	6.6
Revenue passenger miles (millions)	17,777	16,325	8.9
Passenger load factor (percent)	72.5	70.9	1.6	pts.
Revenue passengers (thousands)	13,406	12,416	8.0
Revenue yield per passenger mile (cents)	11.85	11.38	4.1
Passenger revenue per scheduled ASM (cents)	8.59	8.07	6.4
Operating revenue per total ASM (cents)(2)	9.32	8.88	5.0
Operating expense per total ASM (cents)(2)	9.27	8.95	3.6
Cargo ton miles (millions)	565	497	13.6
Cargo revenue yield per ton mile (cents)	31.27	31.00	.9
Fuel gallons consumed (millions)	493	469	5.1
Average fuel cost per gallon (cents)	79.15	43.91	80.3
Number of operating aircraft at end of period	416	408	2.0
Full-time equivalent employees at end of period	52,175	51,278	1.7

(1)
All statistics exclude Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Results of Operations—Three months ended March 31, 2000 and 1999

    Operating loss was $3 million in 2000 compared to $14 million in 1999. Increased passenger revenue of $249 million was offset by increased operating expenses of $278 million, due primarily to increased aircraft fuel costs.

    Operating Revenues.  Operating revenues increased 12.7% ($289 million). System passenger revenues (which represented 83.0% of total operating revenues) increased 13.2% ($249 million). The increase in system passenger revenue was primarily attributable to a 6.6% increase in Northwest's scheduled service ASMs and a 1.6 point increase in passenger load factor, resulting in an 6.4% increase in Northwest's passenger revenue per scheduled ASM ("RASM"). The improved operating statistics result from improved operational performance in 2000. The effects of the 1998 strike and labor disruptions negatively impacted the quarter ended March 31, 1999. Passenger revenue included $25 million and $26 million of Express revenues for the three months ended March 31, 2000 and 1999, respectively.

    The following analysis by market is based on information reported to the Department of Transportation and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$2,107		$1,493		$447		$167
Increase/(Decrease) from 1999:
Passenger revenue (in millions)	$250		$167		$73		$10
Percent	13.4%		12.6%		19.2%		6.4%
Scheduled service ASMs (capacity)	6.6%		7.9%		5.0%		2.8%
Passenger load factor	1.6	pts.	1.8	pts	.8	pts.	2.1	pts.
Yield	4.1%		1.5%		12.4%		.6%
Passenger RASM	6.4%		4.3%		13.4%		3.5%

    Domestic passenger revenue increased due to more capacity, higher passenger load factor and higher yields. Capacity increased as a result of additional aircraft, better aircraft utilization and improved operational performance.

    Pacific passenger revenue was higher due to increased yields and traffic caused by Asia's recovering economic environment. The average yen per U.S. dollar exchange rates for the three months ended March 31, 2000 and 1999 were 107 and 118, respectively, a 10.3% strengthening of the yen. Passenger load factor increased .8 points to a record 78.3% as the Company continued to experience increased demand.

    Atlantic passenger revenue increased due to an increase in capacity, which resulted primarily from a 1.3 point improvement in completion factor, additional flying, which included increases in Minneapolis/St. Paul-Amsterdam service and improved operational performance.

    Cargo revenue increased 14.9% ($23 million) to $177 million due to 13.6% more cargo ton miles resulting primarily from additional aircraft and a .9% increase in cargo revenue yield per ton mile. Other revenue increased 7.0% ($17 million) due primarily to increased revenue from MLT Inc.

    Operating Expenses.  Operating expenses increased 12.1 ($278 million). Operating capacity increased 6.6% to 24.58 billion total service ASMs due to planned capacity increases of 5.5% and less weather-related cancellations in 2000. Salaries, wages and benefits increased 4.3% ($35 million) due to wage and benefit increases and an increase in average full-time equivalent employees of 1.7%.

    Aircraft fuel and taxes increased 83.0% ($190 million) due primarily to an 80.3% increase in average fuel cost per gallon, net of hedging transactions. Commissions decreased by 6.4% ($11 million) primarily due to changes in the Company's commission structure which were effective in October 1999. Depreciation and amortization increased 6.1% ($7 million) due to additional owned aircraft and aircraft modifications. Aircraft rentals increased 19.0% ($16 million) due to additional leased aircraft. Other expenses grew 6.5% ($38 million) largely due to higher volume of business for MLT Inc., increased personnel, outside services and passenger food costs.

    Other Income and Expense.  The foreign currency gains for the three months ended March 31, 2000 and 1999 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased 83.0% ($39 million) primarily due to a $58 million gain from the sale of another portion of the Company's investment in priceline.com and increased earnings from other investments, partially offset by a $28 million gain from the sale of a portion of the Company's investment in Equant N.V. in the quarter ended March 31, 1999.

Liquidity and Capital Resources

    At March 31, 2000, the Company had cash and cash equivalents of $872 million and borrowing capacity of $1.32 billion under its revolving credit facilities, providing total available liquidity of $2.19 billion.

    Net cash provided by operating activities for the three months ended March 31, 2000 was $139 million, a $104 million decrease compared with the three months ended March 31, 1999 due primarily to higher than normal sale proceeds of frequent flyer miles in excess of revenues in 1999. Investing activities in the first quarter of 2000 consisted primarily of the purchase of four AVRO RJ85 aircraft and four Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits partially offset by the sale of a portion of the Company's investment in priceline.com. Investing activities in 1999 consisted primarily of the purchase of four AVRO RJ85 aircraft and two Airbus A320 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Financing activities for the three months ended March 31, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 and payment of debt and capital lease obligations. Financing activities in 1999 consisted primarily of the payment of debt and capital lease obligations.

    The current aircraft delivery schedule provides for the acquisition of 107 aircraft over the next seven years. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

Other Information

    Labor Agreements.  On April 20, 2000, the Company and the International Brotherhood of Teamsters, which represents its flight attendants, reached a new five-year tentative agreement. The agreement, which is subject to ratification by the flight attendants, provides for lump sum retroactive payments equal to 3.5% of salaries since August 2, 1996, increased wages and pension benefits and various work rule modifications. The results of the ratification vote will be available on May 31, 2000.

    The Company is presently in mediated negotiations with the Aircraft Mechanics Fraternal Association, which represents the Company's mechanics. The Company believes that a mutually acceptable agreement can be reached with this labor group, but because the terms of the agreement will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. The yen to U.S. dollar exchange rate has changed from 119 yen to $1 at March 31, 1999 to 102 yen to $1 at December 31, 1999 to 103 yen to $1 at March 31, 2000. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At March 31, 2000, the Company recorded $20 million of unrealized losses in accumulated other comprehensive loss associated with the forward contracts purchased to hedge a portion of its 2000 and 2001 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. Presently, the Company has hedged approximately 40% of the Company's anticipated yen-denominated sales for the remainder of 2000 and 38% of 2001 anticipated yen-denominated sales.

    Aircraft Fuel.  In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. At March 31, 2000, the Company recorded $34 million of unrealized gains in accumulated other comprehensive loss as a result of the hedge contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized. Presently, the Company has hedged approximately 29% of its estimated fuel requirements for the remainder of 2000.

    Alliances.  On April 28, 2000, KLM Royal Dutch Airlines ("KLM") Airlines announced that it had terminated its passenger and cargo joint ventures with Alitalia. Northwest has separate agreements with Alitalia. KLM's decision regarding Alitalia will not impact the long-term trans-Atlantic alliance between Northwest and KLM. The decision and its ultimate impact on our international global alliance cannot be predicted at this time.

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

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein. These and other factors are discussed in "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" in Item 1 of the Company's Annual Report on Form 10-K for 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Information required by this item is provided under the captions "Foreign Currency" and "Aircraft Fuel" within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. Also, see Quantitative and Qualitative Disclosures About Market Rick, within Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In April 2000, Northwest received a civil investigative demand ("CID") from the Antitrust Division of the Department of Justice related to an antitrust investigation to determine whether there are, have been or may be violations of Sections 1 and 2 of the Sherman Act related to, among other things, monopolization of hub markets. Northwest understands that this CID is part of a larger Justice Department investigation of competitive practices in the airline industry and is related to prior CIDs received in January 1998 and February 1999. Northwest has filed information with the Justice Department that it believes to be responsive to the CID. A CID is a request for information in the course of a civil antitrust investigation and does not constitute the institution of legal proceedings.

    See "Legal Proceedings," Item 3 in the Company's Annual Report on Form 10-K for 1999. In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

Northwest Airlines Corporation

Dated: May 12, 2000	By:	/s/ ROLF S. ANDRESEN Rolf S. Andresen Vice President—Finance & Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

QuickLinks

Northwest Airlines Corporation
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX