Form 10-Q
period 2000-06-30
NORTHWEST AIRLINES CORP
filed 2000-08-10
CIK 1058033

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission File Number 0-23642

NORTHWEST AIRLINES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1905580 (I.R.S. Employer Identification No.)

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

Yes /x/  No / /

    At June 30, 2000, there were 84,766,017 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income—Three months and six months ended June 30, 2000 and 1999.	3
	Condensed Consolidated Balance Sheets—June 30, 2000 and December 31, 1999.	4
	Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2000 and 1999.	5
	Notes to Condensed Consolidated Financial Statements	6
	The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits	15
SIGNATURE		16
EXHIBIT INDEX		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(Unaudited, in millions except per share amounts)
Operating Revenues
Passenger	$2,509	$2,222	$4,641	$4,105
Cargo	210	168	387	322
Other	208	207	469	451

Total operating revenues	2,927	2,597	5,497	4,878
Operating Expenses
Salaries, wages and benefits	897	834	1,749	1,651
Aircraft fuel and taxes	452	278	871	507
Commissions	177	192	337	363
Aircraft maintenance materials and repairs	160	135	332	313
Other rentals and landing fees	128	121	252	236
Depreciation and amortization	122	119	243	233
Aircraft rentals	105	85	205	169
Other	634	569	1,259	1,156

Total operating expenses	2,675	2,333	5,248	4,628

Operating Income	252	264	249	250
Other Income (Expense)
Interest expense, net	(83)	(92)	(170)	(184)
Interest of mandatorily redeemable preferred security holder	(7)	(6)	(14)	(13)
Investment income	17	7	29	17
Foreign currency gain	1	5	4	13
Other	11	20	97	67

Total other income (expense)	(61)	(66)	(54)	(100)

Income Before Income Taxes	191	198	195	150
Income tax expense	76	78	77	59

Net Income	$115	$120	$118	$91

Earnings per common share:
Basic	$1.40	$1.47	$1.43	$1.12

Diluted	$1.26	$1.29	$1.29	$.98

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2000	December 31 1999
	(Unaudited, in millions)
Assets
Current Assets
Cash and cash equivalents	$1,069	$749
Restricted short-term investments	23	41
Accounts receivable, net	459	521
Flight equipment spare parts, net	337	348
Prepaid expenses and other	513	404

Total current assets	2,401	2,063
Property and Equipment
Flight equipment, net	4,595	4,730
Other property and equipment, net	1,026	1,018

Total property and equipment	5,621	5,748
Flight Equipment Under Capital Leases, net	576	588
Other Assets
International routes, net	669	681
Investments in affiliated companies	756	690
Other	875	814

	2,300	2,185

Total Assets	$10,898	$10,584

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,653	$1,422
Accounts payable and other liabilities	1,906	1,783
Current maturities of long-term debt and capital lease obligations	243	372

Total current liabilities	3,802	3,577
Long-Term Debt	3,205	3,354
Long-Term Obligations Under Capital Leases	513	537
Deferred Credits and Other Liabilities
Deferred income taxes	1,286	1,222
Pension and postretirement benefits	584	542
Other	546	535

	2,416	2,299
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	603	626
Redeemable Preferred Stock	237	243
Common Stockholders' Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,450	1,454
Accumulated deficit	(231)	(349)
Accumulated other comprehensive income (loss)	36	(9)
Treasury stock	(1,134)	(1,149)

	122	(52)

Total Liabilities and Stockholders' Equity (Deficit)	$10,898	$10,584

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2000	1999
	(Unaudited, in millions)
Net Cash Provided by Operating Activities	$690	$790
Cash Flows From Investing Activities
Capital expenditures	(269)	(443)
Net decrease in short-term investments	12	2
Other, net	77	—

Net cash used in investing activities	(180)	(441)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	256	335
Payments of long-term debt and capital lease obligations	(810)	(551)
Payment of short-term note payable	—	(102)
Proceeds from sale and leaseback transactions	387	140
Other, net	(23)	(33)

Net cash used in financing activities	(190)	(211)
Increase in Cash and Cash Equivalents	320	138
Cash and cash equivalents at beginning of period	749	480

Cash and cash equivalents at end of period	$1,069	$618

Available to be borrowed under credit facilities	$1,325	$1,153

Noncash Transactions:
Manufacturer financing obtained in connection with the acquisition of aircraft	$252	$470

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

3.
At June 30, 2000, maturities of long-term debt were $64 million for the remainder of 2000, $201 million in 2001, $265 million in 2002, $134 million in 2003 and $492 million in 2004.

  At June 30, 2000, the Company had $1.32 billion available to be borrowed under its revolving credit facilities along with $1.07 billion of cash and cash equivalents, which provided the Company with $2.39 billion of available liquidity.

4.
The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region (in millions):

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Domestic	$1,959	$1,778	$3,770	$3,385
Pacific, principally Japan	653	540	1,214	1,016
Atlantic	315	279	513	477

Total operating revenues	$2,927	$2,597	$5,497	$4,878

5.
As of June 30, 2000, the Company had firm orders for 105 new aircraft including 12 Airbus A320 aircraft, 52 Airbus A319 aircraft, 25 Boeing 757-200 aircraft and 16 Airbus A330 aircraft. On June 30, the Company accelerated the delivery of three Airbus A319 aircraft and two Airbus A320 aircraft from 2002 to 2001. On July 21, the Company accelerated the delivery of five Boeing 757 aircraft from 2004 to 2001. As of June 30, 2000, the Company also had firm orders for 51 Bombardier CRJ200 aircraft. These aircraft will be operated by and leased to Northwest Airlink regional carriers and the Company has the option to finance these aircraft through long-term operating leases. Committed expenditures for all of these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $263 million for the remainder of 2000, $1.10 billion in 2001, $917 million in 2002, $1.01 billion in 2003 and $926 million in 2004.

6.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Numerator:
Net income (in millions)	$115	$120	$118	$91

Denominator:
Weighted-average shares outstanding for basic earnings per share	82,477,999	81,128,535	82,303,209	80,590,657
Effect of dilutive securities:
Series C Preferred Stock	7,004,327	7,466,244	7,037,718	7,538,673
Shares held in non-qualified rabbi trusts	2,218,706	3,072,215	2,357,231	3,519,304
Employee stock options and unvested restricted shares	476,982	481,324	334,223	397,281

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	92,178,014	92,148,318	92,032,381	92,045,915

  In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," shares held by the Company's non-qualified rabbi trusts (2,096,718 shares as of June 30, 2000) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income was $161 million and $196 million for the three months ended June 30, 2000 and 1999, respectively, and $163 million and $184 million for the six months ended June 30, 2000 and 1999, respectively. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.
The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

    Condensed Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Operating revenues	$2,796	$2,480	$5,191	$4,609
Operating expenses	2,540	2,229	4,938	4,383

Operating income	256	251	253	226
Other income (expense)	(71)	(81)	(93)	(129)

Income before income taxes	185	170	160	97
Income tax expense	71	65	65	41

Net income	$114	$105	$95	$56

    Condensed Consolidated Balance Sheet Data

	June 30 2000	December 31 1999
Current assets	$2,213	$1,866
Noncurrent assets	7,301	7,360
Current liabilities	3,659	3,459
Long-term debt and obligations under capital leases	3,421	3,585
Deferred credits and other liabilities	1,069	1,023
Mandatorily redeemable preferred security of subsidiary	603	626

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended June 30, 2000, the Company reported net income of $115 million and operating income of $252 million. Diluted earnings per common share were $1.26 compared with $1.10 in the second quarter of 1999, which excluded a net non-recurring after-tax credit of $17 million. High fuel prices negatively impacted the quarter ended June 30, 2000 by approximately $162 million on a pre-tax basis compared to last year. Passenger load factor increased to a record 79.7% for the three months ended June 30, 2000.

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

    Information with respect to the Company's operating statistics follows(1):

	Three months ended June 30		% Chg.		Six months ended June 30		% Chg.
	2000	1999			2000	1999
Scheduled service:
Available seat miles (ASM) (millions)	26,134	25,192	3.7		50,664	48,209	5.1
Revenue passenger miles (millions)	20,835	19,201	8.5		38,612	35,526	8.7
Passenger load factor (percent)	79.7	76.2	3.5	pts.	76.2	73.7	2.5	pts.
Revenue passengers (thousands)	15,334	14,474	5.9		28,740	26,890	6.9
Revenue yield per passenger mile (cents)	11.92	11.44	4.2		11.89	11.41	4.2
Passenger revenue per scheduled ASM (cents)	9.50	8.72	8.9		9.06	8.41	7.7
Operating revenue per total ASM (cents)(2)	10.26	9.53	7.7		9.81	9.22	6.4
Operating expense per total ASM (cents)(2)	9.24	8.47	9.1		9.26	8.70	6.4
Cargo ton miles (millions)	631	559	13.0		1,196	1,056	13.3
Cargo revenue yield per ton mile (cents)	33.23	30.03	10.6		32.30	30.49	5.9
Fuel gallons consumed (millions)	533	514	3.7		1,026	983	4.4
Average fuel cost per gallon (cents)	79.68	49.35	61.5		79.42	46.75	69.9
Number of operating aircraft at end of period					424	417	1.7
Full-time equivalent employees at end of period					52,942	51,583	2.6

(1)
All statistics exclude Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.
(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Results of Operations—Three months ended June 30, 2000 and 1999

    While reported operating income decreased 4.5% ($12 million) to $252 million in 2000, operating income excluding a 1999 net non-recurring credit of $27 million, related primarily to outside maintenance costs, increased 6.3% ($15 million). Increased revenues of $330 million were offset by increased operating expenses of $342 million, due primarily to increased aircraft fuel costs and increased salaries, wages and benefits.

    Operating Revenues.  Operating revenues increased 12.7% ($330 million). System passenger revenues (excluding Express Airlines I, Inc. ("Express") revenues of $27 million and $25 million for the three months ended June 30, 2000 and 1999, respectively) increased 13.0% ($285 million). The increase in system passenger revenue was primarily attributable to a 3.7% increase in scheduled service ASMs, a

3.5 point increase in passenger load factor and a 4.2% increase in yield, resulting in an 8.9% increase in passenger revenue per scheduled ASM ("RASM").

    The following analysis by market is based on information reported to the Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$2,482		$1,681		$517		$284
Increase from 1999:
Passenger revenue (in millions)	$285		$143		$87		$55
Percent	13.0%		9.3%		20.3%		24.2%
Scheduled service ASMs (capacity)	3.7%		1.0%		3.3%		18.0%
Passenger load factor	3.5	pts.	4.1	pts.	2.1	pts.	2.1	pts.
Yield	4.2%		2.3%		13.7%		2.8%
Passenger RASM	8.9%		8.2%		16.5%		5.3%

    Domestic passenger revenue increased due to higher passenger load factor and higher yields. Passenger load factor increased 4.1 points to a record 76.0% for the three months ended June 30, 2000.

    Pacific passenger revenue was higher due to increased yields and traffic supported by Asia's recovering economic environment. The average yen per U.S. dollar exchange rates for the three months ended June 30, 2000 and 1999 were 107 and 121, respectively, a 13.1% strengthening of the yen. Passenger load factor increased 2.1 points to a record 83.1% for the three months ended June 30, 2000 as the Company continued to experience increased demand.

    Atlantic passenger revenue increased due to an increase in capacity, higher passenger load factor and higher yields. Capacity increased primarily as a result of new flying, including the initiation of Detroit-Rome, Detroit-Milan and New York (JFK)-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam service. Effective October 28, 2000 the Company will suspend its Detroit-Milan service and re-deploy the aircraft to expand the existing Amsterdam-India service.

    Cargo revenue increased 25.0% ($42 million) due to 13.0% more cargo ton miles resulting primarily from an additional freighter and a 10.6% increase in cargo revenue yield per ton mile due to Asia's recovering economic environment. In July 2000, the Company acquired two additional Boeing 747 aircraft, which will be converted to freighters and are scheduled to begin revenue service in 2001. These additional freighters will bring Northwest's cargo fleet to 12 Boeing 747 freighters. Other revenue increased 0.5% ($1 million) as a result of increased revenue from MLT Inc. offset by lower KLM Royal Dutch Airlines ("KLM") joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 14.7% ($342 million). Operating capacity increased 3.7% to 26.16 billion total service ASMs due to planned capacity increases. Salaries, wages and benefits increased 7.6% ($63 million) due to wage and benefit increases and an increase in average full-time equivalent employees of 2.3%. Aircraft fuel and taxes increased 62.6% ($174 million) due primarily to a 61.5% increase in average fuel cost per gallon. This increase is net of hedging transactions, which reduced fuel costs by $4 million. Commissions decreased by 7.8% ($15 million) primarily due to lower rates resulting from changes to the Company's commission structure which were effective in October 1999 and an 89.3% increase in internet sales, partially offset by commissions on 13.0% higher passenger revenues. Aircraft maintenance materials and repairs increased 18.5% ($25 million) primarily due to a 1999 benefit of a non-recurring credit of $34 million related to lower than anticipated costs associated with outside aircraft maintenance. Aircraft rentals increased 23.5% ($20 million) due to 21 additional leased aircraft. Other expenses increased 11.4% ($65 million) largely due to higher volume of business for MLT Inc. and increased outside services, selling and marketing fees, personnel and passenger food costs related to increased volumes.

    Other Income and Expense.  The foreign currency gains for the three months ended June 30, 2000 and 1999 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities.

Results of Operations—Six months ended June 30, 2000 and 1999

    Operating income remained flat in 2000 compared with 1999. Increased revenues of $619 million were offset by increased operating expenses of $620 million, due primarily to increased aircraft fuel and increased salaries, wages and benefits. High fuel prices negatively impacted the six months ended June 30, 2000 by approximately $335 million on a pre-tax basis compared to last year.

    Operating Revenues.  Operating revenues increased 12.7% ($619 million). System passenger revenues (excluding Express revenues of $52 million and $51 million for the six months ended June 30, 2000 and 1999, respectively) increased 13.2% ($535 million). The increase in system passenger revenue was primarily attributable to a 5.1% increase in scheduled service ASMs, a 2.5 point increase in passenger load factor and a 4.2% increase in yield, resulting in a 7.7% increase in RASM.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$4,589		$3,174		$964		$451
Increase from 1999:
Passenger revenue (in millions)	$535		$310		$159		$66
Percent	13.2%		10.8%		19.8%		17.0%
Scheduled service ASMs (capacity)	5.1%		4.4%		4.1%		11.3%
Passenger load factor	2.5	pts.	2.9	pts.	1.4	pts.	2.6	pts.
Yield	4.2%		1.9%		13.0%		2.0%
Passenger RASM	7.7%		6.3%		14.9%		5.1%

    Domestic passenger revenue increased primarily due to more capacity, higher passenger load factor and higher yield. Capacity increased as a result of additional aircraft, better aircraft utilization and improved operational performance.

    Pacific passenger revenue was higher due to increased yields and traffic supported by Asia's recovering economic environment. The average yen per U.S. dollar exchange rates for the six months ended June 30, 2000 and 1999 were 107 and 119, respectively, an 11.2% strengthening of the yen. Passenger load factor increased 1.4 points to a record 80.8% for the six months ended June 30, 2000 as the Company continued to experience increased demand.

    Atlantic passenger revenue increased due to an increase in capacity, higher passenger load factor and higher yields. Capacity increased as a result of new flying, including the initiation of Detroit-Rome and Detroit-Milan service and increases in Minneapolis/St. Paul-Amsterdam service, as well as improved operational performance.

    Cargo revenue increased 20.2% ($65 million) due to 13.3% more cargo ton miles resulting primarily from an additional freighter and a 5.9% increase in cargo revenue yield per ton mile due to the recovering Asian economic environment. Other revenue increased 4.0% ($18 million) due primarily to increased revenue from MLT Inc. partially offset by lower KLM joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 13.4% ($620 million). Operating capacity increased 5.1% to 50.73 billion total service ASMs due to planned capacity increases. Salaries, wages and benefits increased 5.9% ($98 million) due to wage and benefit increases and an increase in average full-time equivalent employees of 2.0%. Aircraft fuel and taxes increased 71.8% ($364 million) due primarily to a 69.9% increase in average fuel cost per gallon, net of hedging transactions. Commissions decreased by 7.2% ($26 million) primarily due to lower rates resulting from changes to the Company's commission structure which were effective in October 1999 and a lower percentage of commissionable transactions partially offset by commissions on 13.2% higher passenger revenues. Aircraft maintenance materials and repairs increased 6.1% ($19 million) primarily due to a 1999 non-recurring credit of $34 million related to lower than anticipated costs associated with outside aircraft maintenance. Aircraft rentals increased 21.3% ($36 million) due to additional leased aircraft. Other expenses increased 8.9% ($103 million) largely due to higher volume of business for MLT Inc. and increased outside services, personnel, selling and marketing fees and passenger food costs related to increased volumes.

    Other Income and Expense.  The foreign currency gains for the six months ended June 30, 2000 and 1999 were primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased 44.8% ($30 million) primarily due to a $58 million gain from the sale of another portion of the Company's investment in priceline.com during the six months ended June 30, 2000 offset by a $28 million gain from the sale of a portion of the Company's investment in Equant N.V. during the six months ended June 30, 1999.

Liquidity and Capital Resources

    At June 30, 2000, the Company had cash and cash equivalents of $1.07 billion and borrowing capacity of $1.32 billion under its revolving credit facilities, providing total available liquidity of $2.39 billion.

    Net cash provided by operating activities for the six months ended June 30, 2000 was $690 million, a $100 million decrease compared with the six months ended June 30, 1999 due primarily to higher than normal sale proceeds of frequent flyer miles in excess of revenue in 1999. Investing activities in 2000 consisted primarily of the purchase of seven AVRO RJ85 aircraft and six Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits partially offset by the sale of a portion of the Company's investment in priceline.com. Investing activities in 1999 consisted primarily of the purchase of six Airbus A320 aircraft and ten AVRO RJ85 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Financing activities for the six months ended June 30, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft and payment of debt and capital lease obligations. Financing activities for the six months ended June 30, 1999 consisted primarily of the issuance of $200 million of 8.52% unsecured notes due 2004, a $400 million repayment of its revolving credit facility and the payment of debt and capital lease obligations.

    In addition to the purchased aircraft discussed above, the Company took delivery of three Bombardier CRJ200 aircraft and two used DC10 aircraft during the six months ended June 30, 2000. These aircraft were financed with operating leases.

    During the six months ended June 30, 2000, the Company completed an offering of $522 million of pass-through certificates to finance the acquisition of 13 new Airbus A319 aircraft delivered or scheduled for delivery through June 2001, and to refinance six Boeing 757 aircraft delivered during 1996. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the pass-through certificates will not be direct obligations of the Company or Northwest.

    The current aircraft delivery schedule provides for the acquisition of 105 aircraft over the next seven years. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

Other Information

    Labor Agreements.  On May 30, 2000, Northwest's flight attendants ratified a new five-year agreement. The agreement provides for lump sum retroactive payments equal to 3.5% of salaries since August 2, 1996, increased wages and pension benefits, and various work rule modifications. The Company estimates the increased costs under the ratified agreement to be approximately $75 million for 2000 based on current levels of employment.

    The Company is presently in mediated negotiations with the Aircraft Mechanics Fraternal Association, which represents the Company's mechanics. Because the terms of the agreement will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

    Alliances.  In May 2000, the Company and Hawaiian Airlines renewed and expanded their alliance agreement allowing for expanded frequent flyer program reciprocity. In June 2000, the Company and Japan Airlines entered into a long-term cargo alliance agreement. Subject to governmental approval, this alliance will include code-sharing and allow Northwest to provide its customers with an improved schedule.

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen to U.S. dollar exchange rate has changed from 121 yen to $1 at June 30, 1999 to 102 yen to $1 at December 31, 1999 to 106 yen to $1 at June 30, 2000. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At June 30, 2000, the Company recorded $9 million of unrealized gains in accumulated other comprehensive income associated with the forward contracts purchased to hedge a portion of its 2000 and 2001 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. These forward contracts currently hedge approximately 41% of the Company's anticipated yen-denominated sales for the remainder of 2000 and 38% of 2001 anticipated yen-denominated sales.

    Aircraft Fuel.  In the ordinary course of business, the Company manages the price risk of fuel primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. At June 30, 2000, the Company recorded $61 million of unrealized gains in accumulated other comprehensive income as a result of the hedge contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized. Presently, the Company has hedged approximately 75% of its estimated fuel requirements for the fourth quarter of 2000.

    E-Commerce.  The company has joined nine other carriers to form Aeroxchange, a business-to-business e-commerce exchange for the airline industry. The web site (www.aeroxchange.com), will be launched before the end of the year and is expected to bring volume-buying discounts, a broader range of suppliers and a better way to manage and reduce inventory and to sell surplus parts more quickly. Also in the second quarter, the Company confirmed support of the implementation of Orbitz.com, the new multi-airline travel web site, and announced its involvement in Hotwire.com, an online ticket selling venture with six other major U.S. airlines, both of which are also scheduled to be launched before the end of the year.

    The Company has also redesigned its award-winning web site (www.nwa.com) to improve its ease of use as well as to introduce industry-leading technology to provide Internet check-in capabilities for Northwest's customers. In July, nwa.com was rated the number one web site for Overall Score among airlines according to the Summer 2000 Internet Airlines Scorecard™ by Gomez™, including first place in Customer Confidence and in functionality for leisure and corporate customers.

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

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein. In addition, Northwest operates in an industry that may undergo consolidation. Any business combination could significantly alter the industry conditions and competition within the airline industry. See "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" in Item 1 of the Company's Annual Report on Form 10-K for 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Information required by this item is provided under the captions "Foreign Currency" and "Aircraft Fuel" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Market Risk Sensitive Instruments and Positions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In June 2000, Northwest received a civil investigative demand ("CID") from the Antitrust Division of the Department of Justice related to an antitrust investigation with respect to the establishment of an internet site for the online distribution of airline fares. Northwest intends to file information with the Justice Department that it believes to be responsive to the CID. A CID is a request for information in the course of a civil antitrust investigation and does not constitute the institution of legal proceedings.

    See "Legal Proceedings," Item 3 in the Company's Annual Report on Form 10-K for 1999. In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party, will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

NORTHWEST AIRLINES CORPORATION
Dated: August 10, 2000	By:	/s/ HIRAM A. COX Hiram A. Cox Senior Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

QuickLinks

Northwest Airlines Corporation
Northwest Airlines Corporation
Northwest Airlines Corporation
SIGNATURE
EXHIBIT INDEX