Form 10-Q
period 2000-09-30
NORTHWEST AIRLINES CORP
filed 2000-11-14
CIK 1058033

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes  X       No

At September 30, 2000, there were 84,975,353 shares of the registrant's Common Stock outstanding.

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income—Three months and nine months ended September 30, 2000 and 1999.	3
	Condensed Consolidated Balance Sheets—September 30, 2000 and December 31, 1999.	4
	Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2000 and 1999.	5
	Notes to Condensed Consolidated Financial Statements	6
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

PART I.  FINANCIAL INFORMATION

Item1.  Financial Statements

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited, in millions except per share amounts)	2000	1999	2000	1999
Operating Revenues
Passenger	$2,743	$2,452	$7,384	$6,557
Cargo	220	183	607	505
Other	215	208	684	659

Total operating revenues	3,178	2,843	8,675	7,721
Operating Expenses
Salaries, wages and benefits	943	868	2,692	2,519
Aircraft fuel and taxes	541	341	1,412	848
Commissions	173	206	510	569
Aircraft maintenance materials and repairs	155	156	487	469
Other rentals and landing fees	137	126	389	362
Depreciation and amortization	123	122	366	355
Aircraft rentals	109	90	314	259
Other	643	564	1,902	1,720

Total operating expenses	2,824	2,473	8,072	7,101

Operating Income	354	370	603	620
Other Income (Expense)
Interest expense, net	(79)	(91)	(249)	(275)
Interest of mandatorily redeemable preferred security holder	(8)	(7)	(22)	(20)
Investment income	17	12	46	29
Foreign currency gain (loss)	4	(15)	8	(2)
Other	54	25	151	92

Total other income (expense)	(12)	(76)	(66)	(176)

Income Before Income Taxes	342	294	537	444
Income tax expense	135	114	212	173

Net Income	$207	$180	$325	$271

Earnings per common share:
Basic	$2.49	$2.21	$3.94	$3.34

Diluted	$2.23	$1.96	$3.52	$2.95

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	September 30 2000	December 31 1999
Assets
Current Assets
Cash and cash equivalents	$999	$749
Restricted short-term investments	30	41
Accounts receivable, net	490	521
Flight equipment spare parts, net	335	348
Prepaid expenses and other	553	404

Total current assets	2,407	2,063
Property and Equipment
Flight equipment, net	4,681	4,730
Other property and equipment, net	1,033	1,018

Total property and equipment	5,714	5,748
Flight Equipment Under Capital Leases, net	571	588
Other Assets
International routes, net	663	681
Investments in affiliated companies	783	690
Other	915	814

	2,361	2,185

Total Assets	$11,053	$10,584

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,495	$1,422
Accounts payable and other liabilities	1,908	1,783
Current maturities of long-term debt and capital lease obligations	266	372

Total current liabilities	3,669	3,577
Long-Term Debt	3,192	3,354
Long-Term Obligations Under Capital Leases	492	537
Deferred Credits and Other Liabilities
Deferred income taxes	1,400	1,222
Pension and postretirement benefits	604	542
Other	515	535

	2,519	2,299
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	589	626
Redeemable Preferred Stock	234	243
Common Stockholders' Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,461	1,454
Accumulated deficit	(24)	(349)
Accumulated other comprehensive income (loss)	50	(9)
Treasury stock	(1,130)	(1,149)

	358	(52)

Total Liabilities and Stockholders' Equity (Deficit)	$11,053	$10,584

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September
(Unaudited, in millions)	2000	1999
Net Cash Provided by Operating Activities	$870	$1,063
Cash Flows From Investing Activities
Capital expenditures	(490)	(804)
Net (increase) decrease in short-term investments	(2)	39
Other, net	86	11

Net cash used in investing activities	(406)	(754)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	562	526
Proceeds from sale and leaseback transactions	387	742
Payments of long-term debt and capital lease obligations	(1,129)	(1,172)
Payment of short-term note payable	—	(102)
Other, net	(34)	(48)

Net cash used in financing activities	(214)	(54)
Increase in Cash and Cash Equivalents	250	255
Cash and cash equivalents at beginning of period	749	480

Cash and cash equivalents at end of period	$999	$735

Available to be borrowed under credit facilities	$1,325	$1,350

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

3.
At September 30, 2000, maturities of long-term debt were $37 million for the remainder of 2000, $220 million in 2001, $239 million in 2002, $145 million in 2003 and $506 million in 2004.

  Non-cash manufacturer financing obtained in connection with the acquisition of aircraft was $258 million and $606 million for the nine months ended September 30, 2000 and 1999, respectively.

  At September 30, 2000, the Company had $1.32 billion available to be borrowed under its revolving credit facilities along with $999 million of cash and cash equivalents, which provided the Company with $2.32 billion of available liquidity.

  The Company's existing secured credit facilities were replaced on October 24, 2000. The new unsecured agreement consists of (i) a $725 million 5-year revolving credit facility, (ii) a $150 million 364-day revolving credit facility renewable annually at the option of the lenders and (iii) a $250 million 364-day revolving credit facility renewable annually at the option of the lenders; however, to the extent any portion of this facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in October 2005 (collectively, the "Facilities"). The Facilities will be available to finance the working capital needs of the Company and its subsidiaries and for other general corporate purposes.

4.
The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region (in millions):

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Domestic	$2,017	$1,854	$5,787	$5,239
Pacific, principally Japan	804	674	2,018	1,690
Atlantic	357	315	870	792

Total operating revenues	$3,178	$2,843	$8,675	$7,721

5.
As of September 30, 2000, the Company had firm orders for 103 new aircraft including 12 Airbus A320 aircraft, 50 Airbus A319 aircraft, 25 Boeing 757-200 aircraft and 16 Airbus A330 aircraft. As of September 30, 2000, the Company also had firm orders for 48 Bombardier CRJ200 aircraft. These aircraft will be operated by and leased to Northwest Airlink regional carriers and the Company has the option to finance these aircraft through long-term operating leases. Committed expenditures for all of these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $122 million for the remainder of 2000, $1.12 billion in 2001, $927 million in 2002, $1.02 billion in 2003 and $931 million in 2004.

6.
The following table sets forth the computation of basic and diluted earnings per common share:
	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Numerator:
Net income (in millions)	$207	$180	$325	$271

Denominator:
Weighted-average shares outstanding for basic earnings per share	82,842,600	81,806,544	82,484,319	81,000,321
Effect of dilutive securities:
Series C Preferred Stock	6,886,960	7,280,409	6,987,099	7,451,639
Shares held in non-qualified rabbi trusts	2,026,410	2,590,467	2,246,152	3,206,390
Employee stock options and unvested restricted shares	917,489	418,626	530,064	404,474

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	92,673,459	92,096,046	92,247,634	92,062,824

  In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," shares held by the Company's non-qualified rabbi trusts (1,998,806 shares as of September 30, 2000) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income was $221 million and $154 million for the three months ended September 30, 2000 and 1999, respectively, and $384 million and $338 million for the nine months ended September 30, 2000 and 1999, respectively. Comprehensive income (loss) consists of net income plus other comprehensive income.

8.
The following summary data is presented for Northwest Airlines, Inc., the principal indirect operating subsidiary of the Company (in millions):

  Condensed Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Operating revenues	$3,045	$2,727	$8,236	$7,337
Operating expenses	2,699	2,368	7,637	6,750

Operating income	346	360	599	587
Other income (expense)	(53)	(95)	(146)	(224)

Income before income taxes	293	265	453	363
Income tax expense	111	101	176	143

Net income	$182	$164	$277	$220

  Condensed Consolidated Balance Sheet Data

	September 30 2000	December 31 1999
Current assets	$2,214	$1,866
Noncurrent assets	7,468	7,360
Current liabilities	3,508	3,459
Long-term debt and obligations under capital leases	3,399	3,585
Deferred credits and other liabilities	1,075	1,023
Mandatorily redeemable preferred security of subsidiary	589	626

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended September 30, 2000, the Company reported net income of $207 million and operating income of $354 million. Diluted earnings per common share were $2.23 compared with $1.96 in the third quarter of 1999. High fuel prices negatively impacted the quarter ended September 30, 2000 by approximately $188 million on a pre-tax basis compared to last year. Passenger load factor increased to a record 79.7% for the three months ended September 30, 2000.

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

    Information with respect to the Company's operating statistics follows(1):

	Three months ended September 30				Nine months ended September 30
			% Chg.				% Chg.
	2000	1999			2000	1999
Scheduled service:
Available seat miles (ASM) (millions)	27,577	26,861	2.7		78,241	75,070	4.2
Revenue passenger miles (millions)	21,968	20,859	5.3		60,580	56,385	7.4
Passenger load factor (percent)	79.7	77.7	2.0	pts.	77.4	75.1	2.3	pts.
Revenue passengers (thousands)	15,950	15,362	3.8		44,690	42,251	5.8
Yield per revenue passenger mile (cents)	12.32	11.63	5.9		12.04	11.49	4.8
Passenger revenue per scheduled ASM (cents)	9.81	9.03	8.6		9.32	8.63	8.0
Operating revenue per total ASM (cents)(2)	10.63	9.81	8.4		10.10	9.43	7.1
Operating expense per total ASM (cents)(2)	9.29	8.42	10.3		9.27	8.60	7.8
Cargo ton miles (millions)	635	601	5.6		1,831	1,657	10.5
Cargo revenue yield per ton mile (cents)	34.76	30.38	14.4		33.15	30.45	8.9
Fuel gallons consumed (millions)	565	551	2.4		1,591	1,535	3.7
Average fuel cost per gallon (cents)	90.57	57.31	58.0		83.38	50.55	64.9
Number of operating aircraft at end of period					427	417	2.4
Full-time equivalent employees at end of period					52,830	51,186	3.2

(1)
All statistics exclude Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Results of Operations—Three months ended September 30, 2000 and 1999

    Operating income was $354 million in 2000 compared to $370 million in 1999. Increases in revenue of $335 million were offset by increases in operating expenses of $351 million, due primarily to higher aircraft fuel costs and salaries, wages and benefits.

    Operating Revenues.  Operating revenues increased 11.8% ($335 million). System passenger revenues (excluding Express Airlines I, Inc. ("Express") revenues of $37 million and $27 million for the three months ended September 30, 2000 and 1999, respectively) increased 11.6% ($281 million). The increase in system passenger revenues was primarily attributable to a 2.7% increase in scheduled service ASMs, a 2.0 point increase in passenger load factor and a 5.9% increase in yield, resulting in an 8.6% increase in passenger revenue per scheduled ASM ("RASM").

    The following analysis by market is based on information reported to the Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$2,706		$1,735		$659		$312
Increase from 1999:
Passenger revenue (in millions)	$281		$134		$107		$40
Percent	11.6%		8.3%		19.3%		15.0%
Scheduled service ASMs (capacity)	2.7%		0.3%		3.1%		12.7%
Passenger load factor	2.0	pts.	2.3	pts.	1.0	pts.	1.5	pts.
Yield	5.9%		4.7%		14.3%		0.3%
Passenger RASM	8.6%		8.1%		15.6%		2.1%

    Domestic passenger revenue increased due to higher passenger load factor and higher yields. Passenger load factor increased 2.3 points to a record 75.7% for the three months ended September 30, 2000 primarily due to favorable industry market conditions. The Company also experienced increased revenue from displaced passengers affected by a competitor's operational disruptions.

    Pacific passenger revenue was higher due to increased yields and traffic supported by Asia's recovering economic environment, resulting in a 15.6% increase in RASM. The average yen per U.S. dollar exchange rates for the three months ended September 30, 2000 and 1999 were 108 and 110, respectively, a 1.9% strengthening of the yen. Passenger load factor increased 1.0 point to a record 84.9% for the three months ended September 30, 2000 as the Company continued to experience increased demand.

    Atlantic passenger revenue rose due to an increase in capacity and higher passenger load factor. Capacity increased primarily as a result of new flying, including the initiation of Detroit-Rome, Detroit-Milan and New York (JFK)-Amsterdam service and increases in Minneapolis/St. Paul-Amsterdam service.

    Cargo revenue increased 20.2% ($37 million) due to 5.6% more cargo ton miles resulting primarily from additional capacity and a 14.4% increase in cargo revenue yield per ton mile due to Asia's recovering economic environment. The Company's tenth Boeing 747 freighter entered service in August 2000. Beginning in 2001, Northwest will again be the only U.S. passenger airline to operate a dedicated cargo freighter fleet. Other revenue increased 3.4% ($7 million) as a result of increased revenue from MLT Inc. offset by lower KLM Royal Dutch Airlines ("KLM") joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 14.2% ($351 million). Operating capacity increased 2.7% to 27.62 billion total service ASMs due to planned capacity increases. Salaries, wages and benefits increased 8.6% ($75 million) due to wage and benefit increases and an increase in average full-time equivalent employees of 2.9%. Aircraft fuel and taxes increased 58.7% ($200 million) due primarily to a 58.0% increase in average fuel cost per gallon, net of hedging transactions. Commissions decreased by 16.0% ($33 million) primarily due to lower rates resulting from changes to the Company's commission structure which were effective in October 1999 and a lower percentage of commissionable transactions partially offset by commissions on higher passenger revenues. Aircraft rentals increased 21.1% ($19 million) due to 19 additional leased aircraft. Other expenses increased 14.0% ($79 million)

largely due to higher volume of business for MLT Inc. and increased outside services, selling and marketing fees, personnel and passenger food costs related to increased volumes.

    Other Income and Expense.  The foreign currency gain (loss) for the three months ended September 30, 2000 and 1999 were attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased $29 million primarily due to $13 million from the Company's share of Worldspan's arbitration settlement with Abacus Distribution Systems, $12 million from a licensing agreement and increased earnings from equity investments.

Results of Operations—Nine months ended September 30, 2000 and 1999

    Operating income was $603 million in 2000 compared with $620 million in 1999. Increases in revenue of $954 million were offset by increases in operating expenses of $971 million, due primarily to increased aircraft fuel costs and increased salaries, wages and benefits. High fuel prices negatively impacted the nine months ended September 30, 2000 by approximately $522 million on a pre-tax basis compared to last year.

    Operating Revenues.  Operating revenues increased 12.4% ($954 million). System passenger revenues (excluding Express revenues of $89 million and $78 million for the nine months ended September 30, 2000 and 1999, respectively) increased 12.6% ($816 million). The increase in system passenger revenues was primarily attributable to a 4.2% increase in scheduled service ASMs, a 2.3 point increase in passenger load factor and a 4.8% increase in yield, resulting in an 8.0% increase in RASM.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$7,295		$4,909		$1,623		$763
Increase from 1999:
Passenger revenue (in millions)	$816		$443		$267		$106
Percent	12.6%		9.9%		19.6%		16.2%
Scheduled service ASMs (capacity)	4.2%		2.9%		3.7%		11.8%
Passenger load factor	2.3	pts.	2.7	pts.	1.3	pts.	2.2	pts.
Yield	4.8%		3.0%		13.5%		1.2%
Passenger RASM	8.0%		6.8%		15.3%		3.9%

    Domestic passenger revenue increased primarily due to more capacity, higher passenger load factor and higher yield. Capacity increased as a result of additional aircraft, better aircraft utilization and improved operational performance. Passenger load factor increased 2.7 points to a record 73.8% for the nine months ended September 30, 2000 primarily due to favorable industry market conditions.

    Pacific passenger revenue was higher due to increased yields and traffic supported by Asia's recovering economic environment. The average yen per U.S. dollar exchange rates for the nine months ended September 30, 2000 and 1999 were 107 and 116, respectively, an 8.4% strengthening of the yen. Passenger load factor increased 1.3 points to a record 82.3% for the nine months ended September 30, 2000 as the Company continued to experience increased demand.

    Atlantic passenger revenue rose due to an increase in capacity, higher passenger load factor and higher yields. Capacity increased as a result of new flying, including the initiation of Detroit-Rome and Detroit-Milan service and increases in Minneapolis/St. Paul-Amsterdam service, as well as improved operational performance.

    Cargo revenue increased 20.2% ($102 million) due to 10.5% more cargo ton miles resulting primarily from additional capacity and an 8.9% increase in cargo revenue yield per ton mile due to the recovering Asian economic environment. Other revenue increased 3.8% ($25 million) due primarily to increased revenue from MLT Inc. partially offset by lower KLM joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 13.7% ($971 million). Operating capacity increased 4.3% to 78.35 billion total service ASMs due to planned capacity increases. Salaries, wages and benefits increased 6.9% ($173 million) due to wage and benefit increases and an increase in average full-time equivalent employees of 2.3%. Aircraft fuel and taxes increased 66.5% ($564 million) due primarily to a 64.9% increase in average fuel cost per gallon, net of hedging transactions. Commissions decreased by 10.4% ($59 million) primarily due to lower rates resulting from changes to the Company's commission structure which were effective in October 1999 and a lower percentage of commissionable transactions partially offset by commissions on higher passenger revenues. Aircraft maintenance materials and repairs increased 3.8% ($18 million) primarily due to a 1999 non-recurring credit of $34 million related to lower than anticipated costs associated with outside aircraft maintenance. Aircraft rentals increased 21.2% ($55 million) due to additional leased aircraft. Other expenses increased 10.6% ($182 million) largely due to higher volume of business for MLT Inc. and increased outside services, personnel, selling and marketing fees and passenger food costs related to increased volumes.

    Other Income and Expense.  The foreign currency gain (loss) for the nine months ended September 30, 2000 and 1999 were primarily attributable to balance sheet remeasurement of foreign currency-denominated assets and liabilities. Other income increased 64.1% ($59 million) primarily due to a $58 million gain from the sale of another portion of the Company's investment in priceline.com during the nine months ended September 30, 2000 offset by a $28 million gain from the sale of a portion of the Company's investment in Equant N.V. during the nine months ended September 30, 1999.

Liquidity and Capital Resources

    At September 30, 2000, the Company had cash and cash equivalents of $999 million and borrowing capacity of $1.32 billion under its revolving credit facilities, providing total available liquidity of $2.32 billion.

    The Company's existing secured credit facilities were replaced on October 24, 2000. The new unsecured agreement consists of (i) a $725 million 5-year revolving credit facility, (ii) a $150 million 364-day revolving credit facility renewable annually at the option of the lenders and (iii) a $250 million 364-day revolving credit facility renewable annually at the option of the lenders; however, to the extent any portion of this facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in October 2005 (collectively, the "Facilities"). The Facilities will be available to finance the working capital needs of the Company and its subsidiaries and for other general corporate purposes.

    Net cash provided by operating activities for the nine months ended September 30, 2000 was $870 million, a $193 million decrease compared with the nine months ended September 30, 1999, due primarily to higher than normal sale proceeds of frequent flyer miles in excess of revenue in 1999 and higher 2000 pension contributions. Investing activities in 2000 consisted primarily of the purchase of eight Airbus A319 aircraft, seven AVRO RJ85 aircraft and two Boeing 747-200 aircraft, which will be converted to freighters, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits partially offset by the sale of a portion of the Company's investment in priceline.com. Investing activities in 1999 consisted primarily of the purchase of seven Airbus A320 aircraft, six Airbus A319 aircraft and ten AVRO RJ85 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications and aircraft deposits. Financing activities for the nine months ended September 30, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft and payment of debt and capital lease obligations. Financing activities for the nine months ended September 30, 1999 consisted primarily of the issuance of $200 million of 8.52% unsecured notes due 2004, the issuance of $143 million of 40-year retail unsecured bonds, the sale and leaseback of three Boeing 747-400 aircraft, three Airbus A320 aircraft and ten AVRO RJ85 aircraft and various aircraft financings, offset by repayment of $600 million of its revolving credit facility and the payment of debt and capital lease obligations.

    In addition to the purchased aircraft discussed above, the Company took delivery of six Bombardier CRJ200 aircraft and two used DC10 aircraft during the nine months ended September 30, 2000. These aircraft were financed with operating leases.

    During the nine months ended September 30, 2000, the Company completed an offering of $522 million of pass-through certificates to finance the acquisition of 13 new Airbus A319 aircraft delivered or scheduled for delivery through June 2001, and to refinance six Boeing 757 aircraft delivered during 1996. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the pass-through certificates will not be direct obligations of the Company or Northwest.

    The current aircraft delivery schedule provides for the acquisition of 103 aircraft over the next seven years. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

    On November 5, 2000, the Company and Continental Airlines, Inc. ("Continental") reached a non-binding agreement in principle regarding (i) the sale to Continental of approximately 6.7 million shares of the Continental Class A Common Stock held by the Company for $450 million in cash, (ii) the subsequent recapitalization of Continental as a result of which the Company's remaining 1.9 million shares of Continental Class A Common Stock will be converted into 2.6 million shares of Continental Class B Common Stock, (iii) the extension of the term of the alliance agreement through 2025 and (iv) the issuance to the Company of a special series of preferred stock that will give the Company the right to block certain business combinations and similar change of control transactions involving Continental and a third party major air carrier during the term of the alliance agreement. The preferred stock will also be subject to redemption by Continental in certain events, including a change of control of the Company. Based upon Continental's reported number of outstanding shares as of September 30, 2000, the Company's ownership of the 2.6 million converted shares would represent approximately 4.9% of Continental's outstanding and voting common stock. The Company and Continental are negotiating definitive agreements, although there can be no assurance that definitive agreements will be executed.

Other Information

    Labor Agreements.  In September 2000, Northwest and the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics, reached a tentative agreement on the workrule sections of a new contract. The mediated negotiations between the Company and AMFA were recessed by the National Mediation Board on November 2, 2000. Because the terms of the agreement will be determined by collective bargaining, the Company cannot predict the outcome of the negotiations at this time.

    Alliances.  In June 2000, the Company and Japan Airlines entered into a long-term cargo alliance agreement. This alliance received DOT approval in September 2000 and includes code-sharing and allows Northwest to provide its customers with an improved schedule. The alliance between Northwest and Malaysia Airlines was recently granted anti-trust immunity by the U.S., which allows the two airlines to coordinate sales, marketing and operations to the extent desirable.

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In recent periods, the yen to U.S. dollar exchange rate has changed from 106 yen per $1 at September 30, 1999 to 102 yen per $1 at December 31, 1999 to 108 yen per $1 at September 30, 2000. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At September 30, 2000, the Company recorded $11 million of unrealized gains in accumulated other comprehensive income associated with the forward contracts purchased to hedge a portion of its 2000 and 2001 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. These forward contracts currently hedge approximately 30% of the Company's anticipated yen-denominated sales for the remainder of 2000 and 38% of 2001 anticipated yen-denominated sales.

    Aircraft Fuel.  In the ordinary course of business, the Company manages the price risk of fuel; primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. At September 30, 2000, the Company recorded $69 million of unrealized gains (net of ineffectiveness) in accumulated other comprehensive income as a result of the hedge contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized. Presently, the Company has hedged approximately 75% of its estimated fuel requirements for the remainder of 2000.

    Mesaba Holdings, Inc.  On November 1, 2000 the Company publicly announced that it was prepared to offer to purchase all of the outstanding common stock of Mesaba Holdings, Inc. at a price of $13 per share, or an aggregate purchase price of approximately $190 million. All of such funds would be obtained from Northwest's general working capital (as of June 30, 2000 Mesaba had $110 million of cash on hand). Mesaba's Board of Directors has formed a special committee to evaluate the offer.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The antitrust trial with respect to Northwest's ownership interest in Continental commenced on November 1, 2000. On November 5, 2000, the Company and Continental reached a non-binding agreement in principle regarding (i) the sale to Continental of approximately 6.7 million shares of the Continental Class A Common Stock held by the Company, (ii) the subsequent recapitalization of Continental as a result of which the Company's remaining 1.9 million shares of Continental Class A Common Stock will be converted into 2.6 million shares of Continental Class B Common Stock, (iii) the extension of the term of the alliance agreement through 2025 and (iv) the issuance to the Company of a special series of preferred stock that will give the Company the right to block certain business combinations and similar change of control transactions involving Continental and a third party major air carrier during the term of the alliance agreement. The preferred stock is also subject to redemption by Continental in certain events, including a change of control of the Company. The trial has been recessed until November 16, 2000 to permit the Company and Continental to negotiate definitive agreements, although there can be no assurance that definitive agreements will be executed.

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

Item 6.  Exhibits

  (a)
  Exhibits:

10.1	Amended and Restated Northwest Airlines Corporation 1994 Stock Incentive Plan
10.2	Amended and Restated Northwest Airlines Corporation 1999 Stock Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION
Dated: November 14, 2000	By:	/s/ HIRAM A. COX Hiram A. Cox Senior Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Northwest Airlines Corporation 1994 Stock Incentive Plan
10.2	Amended and Restated Northwest Airlines Corporation 1999 Stock Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
27.1	Financial Data Schedule.

QuickLinks

SIGNATURE
EXHIBIT INDEX