Form 10-K
period 2000-12-31
NORTHWEST AIRLINES CORP
filed 2001-04-02
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $1.38 billion.

    As of February 28, 2001, there were 85,142,315 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on June 28, 2001.

PART I

Item 1.  BUSINESS

    Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company"), is the indirect parent corporation of Northwest Airlines, Inc. ("Northwest"). Northwest operates the world's fourth largest airline, as measured by 1999 revenue passenger miles ("RPMs"), and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest's business focuses on the development of a global airline network through its strategic assets that include:

  •
  domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

  •
  an extensive Pacific route system with hubs at Tokyo and Osaka;

  •
  a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM"), which operates through a hub in Amsterdam; and

  •
  a global alliance with Continental Airlines, Inc. ("Continental").

    Northwest has developed strategies that are designed to utilize these assets to the Company's competitive advantage. These strategies focus on providing safe, reliable, convenient and consistent air transportation. In addition, the Company's frequent flyer program, customer service enhancements and targeted fare promotions are designed to maintain and improve its competitive position.

Operations and Route Network

    Northwest operates substantial domestic and international route networks and directly serves more than 155 cities in 24 countries in North America, Asia and Europe. Northwest had more than 58.7 million enplanements and flew over 79.13 billion RPMs in 2000.

    During 2000, Northwest strengthened its network through existing alliances and the addition of several new alliance partners. Long-term alliances are the most effective way for Northwest to enter global markets that it would not be able to serve alone and due to the synergies shared by the partners these alliances are the most economic way to expand globally. Alliances improve the travel experience through code-sharing, integration of frequent flyer programs, the ability to check luggage through to the passenger's final destination and reciprocal airport lounge access, while also providing route and schedule coordination, joint marketing, sharing of airport facilities and services and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 785 cities in 120 countries in the U.S., Canada, Asia, India, the South Pacific, Europe, the Middle East, Africa, Mexico and the Caribbean, Central America and South America.

Domestic System

    Northwest's domestic route system serves the U.S., Mexico, Canada and the Caribbean. Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis. The hub system gathers passengers from the hub and cities surrounding the hub and provides more frequent local and connecting service than if each route were served on a nonstop point-to-point basis. As part of its alliance with Continental, Northwest's passengers are also able to connect through Continental's hubs in Newark, Houston and Cleveland to additional cities not previously served by Northwest.

    Northwest has exclusive marketing agreements with two regional carriers: Mesaba Aviation, Inc. ("Mesaba") and Express Airlines I, Inc. ("Express"), a wholly-owned indirect subsidiary of NWA Corp. Under the agreements, these regional carriers operate their flights under the Northwest "NW" code and are identified as Northwest Airlink carriers. The primary purpose of these marketing agreements is to provide more frequent service to small and mid-sized cities, which increases connecting traffic at Northwest's hubs. These carriers serve 124 airports, 77 of which are not served by Northwest.

    In November 2000, the Company offered to purchase all of the outstanding common stock of Mesaba Holdings, Inc., the holding company of Mesaba, at a price of $13 per share, or an aggregate purchase price of approximately $190 million. All of such funds would be obtained from Northwest's general working capital. Mesaba's Board of Directors has formed a special committee to evaluate the offer. Currently, the Company owns 27.9% of the common stock of Mesaba Holdings, Inc.

    Northwest's hubs provide connections that feed traffic into its eight gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Boston, Honolulu, Los Angeles, Miami, New York, San Francisco, Seattle and Washington, D.C. Northwest, together with Mesaba, currently operates service to seven cities in Mexico, 12 cities in Canada and five cities in the Caribbean.

    Detroit.  Northwest and Mesaba together serve over 130 cities from Detroit. For the nine months ended September 30, 2000, Northwest and Mesaba enplaned 61% of originating passengers from this hub, while the next largest competitor enplaned 7%. Detroit, which is the seventh largest origination/destination hub in the U.S., is Northwest's largest international gateway from the continental U.S., offering 214 weekly nonstop flights to 19 foreign cities, including 18 nonstop flights to Japan per week.

    Northwest is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to be completed in December 2001 and will offer 97 gates, 106 ticket-counter positions, a fourth parallel runway, over 80 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The new terminal will also offer international-to-domestic connections within the same facility. In addition, a new 400-room hotel in the terminal is scheduled to be completed in 2002.

    Minneapolis/St. Paul.  Northwest and Mesaba together serve over 140 cities from Minneapolis/St. Paul. For the nine months ended September 30, 2000, Northwest and Mesaba enplaned 66% of originating passengers from this hub, while the next largest competitor enplaned 11%. Minneapolis/St. Paul is the ninth largest origination/destination hub in the U.S. Northwest offers 195 weekly nonstop flights to 23 foreign cities from Minneapolis/St. Paul.

    Minneapolis/St. Paul International Airport is in the midst of a $2.4 billion construction program that will include a 50% increase in parking, and add 15 new jet gates, 30 new commuter gates, a new north/south runway, and will extend and improve existing runways. Additional airport improvements include a new skyway and automated people movers to shorten transit time between the concourses and the parking garage and another WorldClub. This multi-year project is scheduled to be completed in phases through 2010.

    Memphis.  Northwest and its Airlink carriers serve over 85 cities from Memphis. For the nine months ended September 30, 2000, they enplaned approximately 51% of originating jet passengers from this hub, while the next largest competitor enplaned approximately 25%.

    The Memphis-Shelby County Airport Authority is in the process of a $400 million airport renovation and expansion scheduled to be completed in 2004. This program will provide nearly $300 million in airfield improvements including a new 13,000-foot runway, which opened in late 2000 to accommodate additional arrivals and departures. During 2000, Northwest added a fourth bank of flights accounting for 104 new takeoffs and landings daily. With this 25% increase in service, Memphis gained additional daily nonstop service to 44 cities. The airport renovation will also include $40 million in parking expansion and $60 million in terminal improvements, which will directly benefit Northwest with the creation of 15 new Northwest gates, the redesign of eight gates to accommodate regional jet service, a new WorldClub and the addition of 11 new ticket counter positions.

International System

    Northwest has a comprehensive route network to the Pacific, providing extensive service to Japan and China, and also serves destinations in Europe and India.

    Pacific.  Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks, with approximately 475 weekly flights. Northwest's Pacific operations are concentrated at its Tokyo hub. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificates and slot portfolio to operate a network linking seven U.S. gateways and ten Asian and Micronesian destinations via Tokyo with 124 weekly departures. Northwest has also developed a hub at Osaka's Kansai airport, where it holds 108 weekly takeoff and landing slots and provides more service between the U.S. and Osaka than any other carrier. Northwest currently operates 39 weekly departures from Osaka, which includes service between four U.S. gateways and three Asian destinations.

    Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, the Philippines, Thailand, Singapore, Malaysia, Mariana Islands, and China, including Hong Kong. Northwest's Japan presence results from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S. and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. Northwest and United Airlines, Inc. ("United") are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. Northwest also has unlimited rights and frequencies to operate between any point in the U.S. and Japan and the ability to code-share with Japanese carriers.

    Northwest is one of two U.S. carriers to operate nonstop service between the U.S. and Beijing, China's capital, with four flights weekly from Detroit. Northwest also provides service to China from Detroit with two nonstop and four one-stop flights weekly to Shanghai and three one-stop flights weekly to Beijing.

    Atlantic.  Northwest provides passenger service from various points in the U.S. to Amsterdam, Frankfurt, London, Paris and Rome with 98 weekly nonstop flights. Northwest also provides daily service to both Mumbai and Delhi, India from Amsterdam.

    Northwest and KLM operate their trans-Atlantic flights pursuant to a commercial and operational joint venture alliance, which has antitrust immunity that facilitates coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM have expanded their trans-Atlantic presence by operating joint service between 13 U.S. cities and Amsterdam, KLM's hub airport. Code-sharing between Northwest and KLM has been implemented on flights to 66 European, seven Middle Eastern, 11 African, two Asian and approximately 190 U.S. cities. Northwest and KLM have a minimum of nine years remaining under their current joint venture alliance.

Alliances

    Northwest operates within an international global alliance whose other primary members are KLM and Continental. Through these and other alliance partners, such as Air China, Malaysia Airlines, Japan Air System and Alitialia, Northwest is able to provide seamless global service and more choices to its customers through code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections, airport facility coordination and other cooperative activities. This coordination increases the destinations, connections and frequencies offered by Northwest, and thus provides an opportunity to increase traffic on flight segments connecting with alliance partners. Code-sharing is an agreement under which an airline's flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft.

    Northwest and Continental have extended through 2025 their global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The airlines continue to operate their two networks under separate identities. The combined network has resulted in a domestic presence comparable to that of either United or American Airlines Inc. ("American"), (as measured by ASMs for the twelve months ended December 31, 1999), and provides Northwest access to Central and South America and increases its Pacific presence.

    Northwest and Continental code-share to more than 250 destinations. These code-share flights serve eight cities in Central America, three cities in South America, 16 cities in Mexico, seven cities in the Caribbean, 12 cities in Canada, six cities in Asia and over 200 cities in the U.S. Northwest anticipates that it will continue to increase its code-sharing with Continental. Through additional domestic and international connections, Northwest has increased its market share and enhanced its revenue. Other joint activities include airport facility coordination, joint purchasing and certain coordinated sales programs. Through combined purchasing power and increased efficiencies in airport operations, Northwest is experiencing reduced operating costs.

    Northwest has domestic marketing agreements with Alaska Airlines, American Eagle Airlines, America West Airlines, Inc., Big Sky Airlines, Business Express Airlines, Continental Express Airlines, Gulfstream International Airlines, Hawaiian Airlines, Horizon Air and Midwest Express Airlines for frequent flyer program reciprocity and code-sharing on some of these carriers' routes. The primary purpose of these arrangements is to provide increased connections between the airlines' route networks so as to generate increased traffic into Northwest's domestic system and international gateways.

    Northwest's alliance with Air China connects the two carriers' networks and also includes frequent flyer program reciprocity and joint marketing. Northwest and Air China together provide 22 flights each week between the U.S. and China. Code-share service was expanded within the U.S. during 1999 and within China in 2000. Northwest alliance partners, Alaska Airlines, America West Airlines and Continental, have also entered into alliance agreements with Air China. Northwest and its partners collectively provide the most service, nonstop and one-stop, between the U.S. and China.

    Northwest continues to expand its Pacific presence through additional alliances. Northwest has implemented an alliance with Japan Air System, which operates more domestic routes in Japan than any other carrier. The alliance includes code-sharing, coordinated flight connections, traffic servicing and reciprocal frequent flyer programs. Northwest also implemented an alliance with Malaysia Airlines during 1999. This alliance was recently granted anti-trust immunity by the U.S., which allows the two airlines to coordinate sales, marketing and operations to the extent desirable. Currently, Northwest is the only U.S. airline serving Malaysia. Northwest also has code-sharing and reciprocal frequent flyer programs with Pacific Island Aviation.

    To further enhance Northwest's service in Europe, India, and Southeast Asia, Northwest has code-sharing and reciprocal frequent flyer programs with Air Alps Aviation, Air Engiadina, Braathens, Cyprus Airways, KLM cityhopper, KLM exel, KLM uk, and Transavia airlines. Northwest also has frequent flyer reciprocity with Cebu Pacific Airlines, Garuda Indonesia, Jet Airways Private Ltd. and Kenya Airways.

Cargo

    In 2000, cargo accounted for 7.5% of the Company's operating revenues, with the majority of its cargo revenues originating in or destined for Asia. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific with ten Boeing 747-200 freighter aircraft. Two additional Boeing 747-200 aircraft, which are being converted into freighters, were acquired in 2000 and are scheduled to begin revenue service in the summer of 2001. Northwest is now the largest cargo carrier among U.S. passenger airlines and the only one to operate a dedicated cargo freighter fleet.

    The trans-Pacific market is expected to be a leading growth market for the air freight industry, with most of the growth expected to originate from the high-yield express business. Northwest is able to participate in the express business due to its extensive network across the Pacific, its hubs at Tokyo and Anchorage that allow for the efficient transfer of freight, and its dedicated freighter fleet. In June 2000, Northwest and Japan Airlines entered into a long-term cargo alliance agreement. This alliance received DOT approval in September 2000 and includes code-sharing that allows Northwest to provide its customers with an improved and expanded schedule.

Other Activities

    MLT Inc.  MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its Worry-Free Vacations charter program, MLT markets and supports Northwest's WorldVacations and offers leisure fares to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.

    Northwest Aerospace Training Corporation.  Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 21 full-flight simulators and four fixed-base training devices. NATCO's customer base includes both domestic and international airlines. In 2000, NATCO had $8 million in revenue from third parties.

    Worldspan.  The Company holds a 33.7% partnership interest in Worldspan, L.P. ("Worldspan"). Worldspan operates and markets a global computer reservations and passenger processing system ("CRS"). A CRS is used by travel agents, corporate accounts and direct consumers on the internet to make airline, hotel, car and other travel reservations and to issue airline tickets. Delta Air Lines, Inc. and Trans World Airlines, Inc. own 40% and 26.3% of Worldspan, respectively. Northwest's presence through Worldspan in the CRS market gives it a voice in the traditional and emerging distribution channels.

Marketing

    Consistent with the experience of other carriers, 74% of ticket sales for travel on Northwest are sold by travel agents. Travel agents generally receive commissions on sales of tickets. Airlines often pay additional commissions in connection with special promotions.

E-Commerce

    In 2000, Northwest became the first network airline to permit domestic system-wide online check-in via its award-winning web site at nwa.com. Northwest customers in the U.S. can now create their own boarding passes from the convenience of their home or office. Northwest's web site has also been enhanced to make it possible to reach nearly every feature in three or fewer mouse-clicks. Sales through nwa.com accounted for approximately $400 million in 2000, compared with approximately $200 million in 1999. In addition to the sales growth on nwa.com, electronic ticket ("E-Ticket") sales accounted for 60% of all tickets for Northwest in 2000, including approximately 75% of all North American tickets, compared to 57% and 63%, respectively, in 1999.

    E-Tickets allow for improved service and reduced costs and have been the catalyst for e-commerce at Northwest. In October 2000, Northwest and Continental launched the industry's largest interline E-Ticket network. As a result, travelers can now make connections between the two airlines on E-tickets as well as use either Northwest or Continental E-Service Centers for check-in. Northwest expects to establish interline E-Ticketing capabilities with other carriers in 2001. Currently, Northwest has deployed over 225 E-Service Centers. E-Service Centers handled more than 4 million check-ins in 2000.

    Northwest, along with Continental, Delta Air Lines, United and American, is forming a new multi-airline travel web site, Orbitz.com, which will allow travelers to purchase their airline, hotel and car rental services online. This web site will provide a comprehensive selection of online airfares, including Internet-only fares, and other travel information and customer features. Thirty-five U.S. and foreign carriers have signed agreements to become charter associates in the new travel web site, and will also provide seat inventory to the site. The web site is managed independently from the involved airlines. In the fourth quarter of 2000 Hotwire.com, an online opaque ticket selling joint venture involving Northwest and six other major U.S. airlines, was launched.

    The Company has joined many other carriers to form Aeroxchange, a business-to-business e-commerce exchange for the airline industry. Aeroxchange.com was launched in February 2001 to bring volume-buying discounts, a broader range of suppliers and a better way to manage and reduce inventory and to sell surplus parts more quickly.

    The Company is the holder of warrants in a number of start-up e-commerce companies focused on various segments of the travel distribution network. The warrants are recorded at fair value with the offset recorded to non-operating income. The fair value of these warrants was not material at December 31, 2000 or 1999.

World Business Class Seat Reconfiguration

    World Business Class passengers on both Northwest and KLM will experience reconfigured seating, which will provide 50% additional legroom and 150 degrees of seat recline as part of an improved business class product. Northwest's wide-body aircraft have been reconfigured to provide the increased space, and KLM's wide-body aircraft reconfiguration will be complete in the second quarter of 2001.

Customers First Service Plan

    In December 1999, Northwest implemented its Customers First Service Plan, which includes twelve customer service commitments developed in conjunction with the Air Transport Association. Northwest's Customers First Service Plan includes enhanced customer communications, customer responsive event recovery plans, a streamlined customer relations process, increased luggage liability limits and a new rule for non-refundable tickets that will allow customers who meet certain requirements 24 hours to receive a full refund without penalty.

Frequent Flyer Program

    Northwest operates a frequent flyer marketing program known as "WorldPerks," under which mileage credits are earned by flying on Northwest or its alliance partners and by using the services of participating bank credit cards, hotels, long-distance companies, car rental firms and other non-airline partners. Northwest sells mileage credits to the other companies participating in the program. The program was designed to retain and increase the business of frequent travelers by offering incentives for their continued patronage.

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

    WorldPerks frequent flyer members can now fully manage their accounts online at nwa.com. Customers can enroll themselves in the WorldPerks program, check mileage balances and account histories, book award travel and report mileage discrepancies. In addition, with a new WorldPerks partner MilePoint, Northwest has begun offering travelers exciting new ways to redeem WorldPerks miles. MilePoint.com enables WorldPerks members to use WorldPerks miles toward purchases from many of the web's most popular retailers.

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

    The number of estimated travel awards outstanding at December 31, 2000, 1999 and 1998 was approximately 7,162,000, 6,520,000 and 6,147,000 awards, respectively. The estimated liability excludes accounts that have never attained the average travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. Northwest has recorded a liability for these estimated awards of $115 million, $107 million and $100 million at December 31, 2000, 1999 and 1998, respectively. The number of travel awards used for travel on Northwest during the years ended December 31, 2000, 1999 and 1998 was approximately 1,263,000, 1,295,000 and 1,159,000, respectively. These awards represented an estimated 6.6%, 6.1% and 6.8% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations and blackout dates, and program incentives to travel during off-peak periods.

Aircraft Fuel

    Northwest's worldwide aircraft fuel requirements are met by approximately 50 different suppliers. The terms of Northwest's contracts vary as to price, payment terms, quantities and duration. Northwest also makes purchases of fuel based on price and availability. In order to provide a measure of control over price and supply, Northwest trades and ships fuel and maintains fuel storage facilities. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline), as well as the adequacy of refining capacity and other supply constraints, affect the price and availability of jet fuel. Major changes in the price or availability of fuel could materially affect the financial results of the Company.

    The following table summarizes Northwest's fuel consumption and costs:

	Year Ended December 31
	2000	1999	1998
Gallons consumed (in millions)	2,113	2,039	1,877
Total costs (in millions)(1)	$1,758	$1,094	$1,006
Average cost per gallon (cents)(1)	82.99	53.55	53.60
Percentage of operating expenses	16.2%	11.4%	10.9%

(1)
Excludes taxes and into-plane fees.

Employees

    The airline industry is labor-intensive and as of December 31, 2000, the Company had approximately 53,500 full-time equivalent employees of whom approximately 2,300 were foreign nationals working primarily in Asia. Unions represent approximately 90% of the Company's employees. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Employees Covered	Union	Amendable Date
Pilots	6,300	Air Line Pilots Association, International	9/13/02
Agents and Clerks	11,400	International Association of Machinists & Aerospace Workers ("IAM")	2/25/03
Equipment Service Employees and Stock Clerks	7,500	IAM	2/25/03
Flight Attendants	10,600	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America	5/30/05
Mechanics and Related Employees	9,300	Aircraft Mechanics Fraternal Association	10/03/96

    The above agreements are governed by the Railway Labor Act ("RLA"). Pursuant to the RLA, an agreement becomes amendable at the expiration of its stated term, and continues in effect while the parties pursue agreement on a new contract. In addition to the direct negotiation phase, the RLA also provides for a period of mediation, potential arbitration of unresolved issues, and a 30-day "cooling off" period before either party can resort to self-help. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Information" for further discussion of collective bargaining activities.

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

    The DOT has jurisdiction over international route authorities, CRSs and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. The Federal Aviation Administration ("FAA") regulates flight operations, including air space control and aircraft and security standards. The Department of Justice ("DOJ") has jurisdiction over airline competition matters, including mergers and acquisitions. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest's operations.

    Several items of legislation have been introduced in Congress in the last several years that would, if enacted, establish a "Passenger Bill of Rights" mandating certain customer service practices. The outcome of the proposed legislation is unknown. However, to the extent that special regulatory protections are imposed upon Northwest's business or operational practices, Northwest's business may be adversely impacted.

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

    Airport Access.  Four of the nation's airports, Chicago O'Hare, New York (LaGuardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as "high density traffic airports," and the number of takeoffs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. Legislation passed in March 2000 will result in the elimination of slot restrictions at Chicago O'Hare on July 1, 2002 and at New York (LaGuardia and Kennedy International) on January 1, 2007. The Company believes these changes will not have a material adverse impact on its operations or operating results.

    Labor.  The RLA governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing 11 separate employee groups. For current status of these agreements, see "Business—Employees" within Item 1. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia; such agreements are not subject to the RLA.

    Noise Abatement.  The Airport Noise and Capacity Act of 1990 ("ANCA") recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on night operations, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. While to date Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

    In April 1999 the European Union ("EU") enacted a rule that would prohibit the registration in Europe of aircraft with "hushkits" after April 1, 2000. Northwest opposes such a rule as it could inhibit its operations in Europe as well as reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia. The U.S. government has formally protested this regulation as a violation of the international noise standards established by the International Civil Aviation Organization ("ICAO"), and in March 2000, the U.S. filed a formal petition with the ICAO seeking sanctions against the EU to change this unilateral EU action. The petition is pending.

    Under the direction of the ICAO, world governments also have under consideration creation of a new, more stringent noise standard than that contained in the ANCA. The U.S. is a participant in these discussions. At a meeting of the ICAO Committee on Aviation Environmental Protection ("CAEP") held in January, 2001, a preliminary recommendation was made to adopt a new more stringent noise standard for newly manufactured aircraft, but to refrain from applying the new stringency standard to existing aircraft. This recommendation is subject to review and revision by the full ICAO in meetings scheduled later in 2001. If new standards are adopted and they are accompanied by a requirement to phase out non-compliant aircraft, it would reduce the Company's fleet strategy disposition options.

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

    Northwest has been identified, along with other airlines, as a potentially responsible party at various sites. Management believes that Northwest's share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company's financial statements.

    Civil Reserve Air Fleet Program.  Northwest is a participant in the Civil Reserve Air Fleet Program, pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2000 and ending September 30, 2001, 22 747 aircraft, 10 747 freighter aircraft and 43 DC10 aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.

Holding Company Reorganization

    In connection with the purchase of an interest in Continental in November 1998, NWA Corp. effected a holding company reorganization. As a result of this reorganization, Northwest Airlines Holdings Corporation, which was formerly known as Northwest Airlines Corporation and was at that time the publicly traded holding company ("Old NWA Corp."), became a direct wholly-owned subsidiary of the new holding company, NWA Corp. As a result, NWA Corp. is now the publicly traded holding company, which owns directly Old NWA Corp. and indirectly the holding and operating subsidiaries of Old NWA Corp. References in this Annual Report to NWA Corp., Common Stock and Series C Preferred Stock for time periods prior to November 20, 1998 refer to Old NWA Corp. and the Common Stock and Series C Preferred Stock of Old NWA Corp., respectively. See Note 1 to the Consolidated Financial Statements.

Risk Factors Relating to Northwest and NWA Corp.

Indebtedness

    The Company has substantial levels of indebtedness. As of December 31, 2000, the Company had long-term debt and capital lease obligations of $3.80 billion. Of this indebtedness, 21% bears interest at floating rates. The amount of long-term debt that matures in 2001 is $191 million. Additionally, $143 million matures in 2002, $129 million in 2003, $486 million in 2004 and $348 million in 2005. As of December 31, 2000, future minimum lease payments under capital leases were $106 million for 2001, $208 million for 2002, $87 million for 2003, $62 million for 2004 and $51 million for 2005. These levels of indebtedness do not include the mandatory obligation to redeem $232 million of convertible preferred stock in 2003.

    In addition, Northwest operates in a capital-intensive industry. Periodically, Northwest is required to make significant capital expenditures for new aircraft and related equipment. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by commercial financing.

Labor Agreements

    Approximately 90% of the Company's employees are members of collective bargaining units. Under direction from the National Mediation Board ("NMB"), the Company was in mediated negotiations with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics. On February 9, 2001, the NMB released Northwest and AMFA from mediated negotiations after AMFA rejected the NMB's offer of binding arbitration. The NMB notified Northwest and AMFA that a 30-day "cooling off" period would begin on February 10, 2001, and that beginning at 11:01 PM CST on March 11, 2001 either side could resort to self-help remedies which could include, but are not limited to, a strike by the members of AMFA.

    On March 9, 2001, President Bush, following the recommendation of the NMB, announced the establishment of a Presidential Emergency Board ("PEB"). The establishment of a PEB stopped any self-help remedies and started the process during which the PEB reviews the positions advocated by Northwest and AMFA and proposes a solution, which is anticipated to be by mid-April. If the PEB resolution is not accepted by both parties (or if the parties do not reach some other agreement), and unless

Congress takes additional action, either party will be permitted to resort to self-help remedies 30 days after the PEB makes its recommendation to the President. A prolonged work stoppage, if it were to occur, could have a material adverse impact on the Company. The Company cannot predict the outcome of the negotiations at this time.

Risks Regarding Alliances

    Northwest is currently a party to numerous alliances with other airlines, and may enter into additional alliances in the future. Northwest's ability to grow its route network by entering into alliances depends upon the availability of suitable alliance candidates and the ability of Northwest and its alliance partners to meet business objectives and to perform their obligations under the alliance agreements. Northwest's ability to successfully achieve the anticipated benefits of its alliances depends upon many factors, including disapproval or delay by regulatory authorities or adverse regulatory developments, competitive pressures, customer acceptance of the alliance and Northwest's and its alliance partners' ability to modify certain contracts that may restrict certain aspects of the alliances.

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

    Northwest's competitors include all the other major domestic airlines, as well as foreign, national, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. On most of Northwest's routes, it competes with at least one of these carriers. Northwest uses yield inventory management systems to vary the number of discount seats offered on each flight in an effort to maximize revenues while remaining price competitive with lower-cost carriers. These competitors' low-cost fares could affect the Company's operating results.

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

    In addition, Northwest operates in an industry which may undergo consolidation. Any business combination could significantly alter the industry conditions and competition within the airline industry.

Any business combination involving Northwest could adversely affect Northwest's operations because, for example, of difficulties in integrating operations and personnel.

Aircraft Fuel

    Because fuel costs are a significant portion of Northwest's operating costs (16.2% for 2000), significant changes in fuel costs would materially affect its operating results. Fuel prices continue to be susceptible to, among other factors, political events, and Northwest cannot control near or long-term fuel prices. Northwest may experience higher fuel prices or have to curtail scheduled services due to a fuel supply shortage that may result from a disruption of oil imports or other events. A one-cent change in the cost of a gallon of fuel (based on 2000 consumption) would impact operating expenses by approximately $1.8 million per month. Changes in fuel prices may have a greater impact on Northwest than some of its competitors because of the composition of its fleet.

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

Forward-Looking Statements

    Certain of the statements made in "Item 1. Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

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

Item 2.  PROPERTIES

Flight Equipment

    The Company operated a fleet of 424 aircraft at December 31, 2000, consisting of 335 narrow-body and 89 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to match its aircraft to its route network requirements more efficiently.

    As of December 31, 2000, 298 aircraft were owned and 126 aircraft were leased. The Company currently operates 20 Airbus A319 aircraft, of which eight are owned and twelve leased, with an average age of 11 months; 70 Airbus A320 aircraft, of which 35 are owned and 35 leased, with an average age of 7.1 years; 48 Boeing 757 aircraft, of which 15 are owned and 33 leased, with an average age of 11.3 years; 35 Boeing 747 aircraft, of which 16 are owned and 19 leased, with an average age of 16.1 years; 10 Boeing 747 freighters, of which 5 are owned and 5 leased, with an average age of 20.0 years; 25 Boeing 727 aircraft, all of which are owned, with an average age of 22.2 years and that are scheduled to be retired by mid-2003 and replaced with additional A319 and A320 aircraft; 172 DC9 aircraft, of which 159 are owned and 13 leased, with an average age of 30.1 years; and 44 DC10 aircraft, of which 35 are owned and 9 leased, with an average age of 24.9 years. The Company also acquired two used 747 aircraft, which will be converted to freighters and are scheduled to begin revenue service in the summer of 2001.

    In January 2001, the Company entered into agreements to purchase 52 new aircraft, some of which will be used to replace most of the DC10 fleet. The aircraft consist of 24 A330 aircraft, 20 Boeing 757 aircraft, two Boeing 747-400 aircraft and six A319 aircraft. Deliveries of the A330 aircraft will begin in 2003 and continue through 2006, deliveries of the 757 aircraft will begin in 2002 and continue through 2004 and the A319 aircraft and 747 aircraft will be delivered in 2002. Financing commitments from the manufacturers have been arranged for most of these aircraft.

    The DC9 aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company estimates that its DC9 aircraft could fly on average approximately 12 additional years beyond 2000 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

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

    Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. These leases generally run for periods of less than one year to 30 years and contain provisions for periodic adjustment of lease rates. At most airports that it serves, Northwest has entered into use agreements which provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company leases reservations centers in or near Minneapolis/St. Paul, Honolulu, Los Angeles, New

York City and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul, Atlanta, Georgia and Duluth, Minnesota. The Company also operates 55 city ticket offices. In certain cases, the Company has constructed a facility on leased land, which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, New York (JFK), San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and a two-bay DC10 hangar in Detroit that was completed in 1999.

    Northwest is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport, which will offer 97 gates, 106 ticket-counter positions, a fourth parallel runway, over 80 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. It has been funded by the County's issuance of general airport revenue bonds payable primarily from future passenger facility charges and federal and State of Michigan grants. Northwest entered into agreements with the County in which it will lease space in the new terminal for a term of 30 years.

Item 3.  LEGAL PROCEEDINGS

    Chase v. Northwest Airlines and Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 96-74711).  Northwest is a defendant in an antitrust class action filed in U.S. District Court for the Eastern District of Michigan in October 1996. The action purports to be brought on behalf of a class defined as all persons who purchased tickets on Northwest flights into Northwest's hubs at Detroit, Minneapolis/St. Paul and Memphis from October 11, 1992 to the present. The complaint alleges that Northwest's imposition of restrictions prohibiting the sale of "hidden city" tickets constitutes monopolization in violation of the Sherman Act. The complaint also alleges that the Airline Reporting Corporation ("ARC"), the clearinghouse that processes travel agent sales of airline tickets, has entered into an agreement with Northwest to enforce Northwest's restrictions on "hidden city" ticketing and that the alleged agreement between ARC and Northwest is an unlawful agreement in restraint of trade in violation of the Sherman Act. The complaint seeks injunctive relief, unspecified damages for the class, and costs and attorneys' fees. The attorneys for the plaintiff in Chase have also filed three additional class actions in the same court against other airlines and Northwest with parallel allegations similar to those in Chase, including allegations that the defendant airlines conspired to deter hidden city ticketing. These cases are: Keystone Business Machines, Inc. v. U.S. Airways and Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72474), BLT Contracting, Inc. v. U.S. Airways, Northwest Airlines and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72988), and Volk and Nitrogenous Industries Corp. v. U.S. Airways, Northwest Airlines, Delta Air Lines, and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72987). All have been assigned to the Judge in the Chase case. Northwest believes these cases are without merit and intends to defend against them. Discovery is complete. In November 2000, the plaintiffs filed their class certification motion and defendants filed their summary judgment motion. The motions are pending.

    Midwestern Machinery Co., Inc. v. Northwest Airlines, Inc. (U.S. D.C. District of Minnesota, Civ. Action No. 97-1438).  In June 1997, Midwestern Machinery Co. and several individuals filed an antitrust class action against Northwest in the U.S. District Court for Minnesota. The complaint alleges that Northwest's acquisition of Republic Airlines in 1986 resulted in a substantial reduction in competition in violation of Section 7 of the Clayton Act. Northwest believes the lawsuit to be without merit and intends to defend against the claim. In February 2001, the Court granted the plaintiff's motion for class certification. Discovery is ongoing.

    Duncan v. Northwest Airlines, Inc. (U.S. D.C. Western District of Washington, Civ. Action No. C98-130Z).  In January 1998, a purported class action was filed against Northwest in Superior Court for King County, Washington by a current Northwest flight attendant for injunctive relief and damages for injuries allegedly sustained by Northwest flight attendants from exposure to second-hand smoke on Northwest trans-Pacific flights. Northwest removed the case to federal court. Northwest has answered the complaint and is responding to plaintiff's discovery. On November 20, 2000, plaintiff filed her motion for class certification. Northwest filed its response in February 2001 and also filed motions for summary judgment.

    Hall v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina, Civ. Action No. 7-00 CV-123-BR(1)).  In October 1999, a purported class action was filed in State Court in North Carolina by a North Carolina travel agent, on behalf of herself and similarly situated North Carolina travel agents, challenging actions by most major airlines, including Northwest, to reduce travel agent base commissions from 8 percent to 5 percent and alleging several state law theories of liability, including conspiracy. In June 2000, the plaintiff filed a voluntary dismissal and then filed a new case in federal court. The new case is a class action, now apparently on behalf of a nation-wide class of travel agents, alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act and is based on the same factual allegations. Northwest believes the case to be without merit and intends to defend against the claim.

    McCoy-Johnson v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-99-CV-2994GV).  In November 1999, a purported class action was filed against Northwest by a Northwest passenger in federal court alleging violations of Section 2 of the Sherman Act. The plaintiff alleges that Northwest has monopolized or attempted to monopolize air transportation into and out of its three domestic hubs through a variety a exclusionary practices. The plaintiff purports to sue on behalf of all similarly situated passengers who purchased tickets on Northwest for travel into or out of its three hubs since at least as early as April 1995. Northwest believes the case to be without merit and intends to defend against the claim. The case is now in discovery. In March 2001, a second case, Rodney v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-01-CV-2167GV), was filed in the same court as a related case by the same counsel. The allegations in the Rodney case are substantially the same as those in the McCoy-Johnson case.

    Spirit Airlines v. Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 00-71535).  In March 2000, Spirit Airlines filed a Sherman Act monopolization complaint against Northwest in the U.S. District Court for the Eastern District of Michigan alleging that Northwest had monopolized, or attempted to monopolize, air transportation service between Detroit and Philadelphia and between Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets. Northwest believes the case to be without merit and intends to defend against the claim. Northwest has filed an answer and the parties are proceeding with discovery.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

MANAGEMENT

Executive Officers of the Registrant

    On February 19, 2001, John H. Dasburg announced that he will resign from his position as President and Chief Executive Officer of the Company effective March 31, 2001. The Company has announced that, effective April 1, 2001, Richard H. Anderson will become Chief Executive Officer of the Company and Douglas M. Steenland will become President of the Company. The executive officers of the Company, together with their ages and business experience, are set forth below:

    John H. Dasburg, age 58, has served as President and Chief Executive Officer and a director of NWA Corp. and Northwest since 1990. Mr. Dasburg joined Northwest in November 1989 as Executive Vice

President—Finance and Administration and was appointed President and Chief Executive Officer in November 1990. Prior to joining Northwest, Mr. Dasburg served as President of Marriott's Lodging Group and as an Executive Vice President of Marriott Corp. Mr. Dasburg serves on the boards of directors of KLM, The St. Paul Companies, Inc., the Mayo Foundation and Genuity, Inc.

    Richard H. Anderson, age 45, has served as Executive Vice President and Chief Operating Officer of NWA Corp. and Northwest since December 1998. He was Executive Vice President—Technical Operations and Airport Affairs from April 1998 to December 1998 and Senior Vice President—Technical Operations and Airport Affairs from January 1997 to April 1998. From July 1994 to December 1996, he was Senior Vice President—Labor Relations, State Affairs and Law. He joined Northwest in 1990 as Vice President—Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental. Mr. Anderson also serves on the board of directors of Mesaba Holdings, Inc.

    Douglas M. Steenland, age 49, has served as Executive Vice President and Chief Corporate Officer of NWA Corp. and Northwest since September 1999. Mr. Steenland was Executive Vice President—Alliances, General Counsel and Secretary from January 1999 to September 1999 and Executive Vice President, General Counsel and Secretary of NWA Corp. and Northwest from June 1998 to January 1999. From July 1994 to June 1998, he served as Senior Vice President, General Counsel and Secretary. He joined Northwest as Vice President, Deputy General Counsel and Secretary in July 1991. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand. Mr. Steenland also serves on the board of directors of Mesaba Holdings, Inc.

    Mickey P. Foret, age 55, has served as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest since September 1998. He also serves as Chairman and Chief Executive Officer of Northwest Airlines Cargo Inc. Mr. Foret rejoined Northwest in May 1998 as Special Projects Officer of NWA Corp. and Northwest. He previously served as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest from September 1993 to May 1996. From June 1996 to September 1997, Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc.

    Stephen E. Gorman, age 45, was elected Executive Vice President—Technical Operations and Flight Operations of the Company effective February 27, 2001. From January 1999 to February 2001, he served as Senior Vice President—Technical Operations, and from April 1996 to January 1999, he served as Vice President—Engine Maintenance Operations. Prior to joining Northwest, Mr. Gorman was Vice President—Operations for Aviall, Inc. (aviation parts and services). Mr. Gorman serves on the board of directors of Rohn Industries, Inc.

    J. Timothy Griffin, age 49, has served as Executive Vice President—Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President—Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

    Philip C. Haan, age 45, has served as Executive Vice President—International, Sales and Information Services of Northwest since January 1999. From December 1995 to January 1999, he served as Senior Vice President—International Services. Mr. Haan joined Northwest in 1991 as Vice President—Revenue Management.

    Thomas Momchilov, age 51, joined Northwest as Senior Vice President—Human Resources in January 2000. Prior to joining Northwest, Mr. Momchilov served as Corporate Vice President, Human Resources for Reynolds and Reynolds (computer systems and business services) from 1988.

    James G. Mathews, age 50, joined Northwest as Vice President—Finance and Chief Accounting Officer in November 2000. From May 1997 to October 2000, Mr. Mathews served as Chief Financial and Administrative Officer of CARE-USA (an international relief and development agency) and from 1992 to 1997 Mr. Mathews held various executive positions at Delta Air Lines, including Corporate Treasurer.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 2000 and 1999:

	2000				1999
Quarter	High		Low		High		Low
1st	24	5/16	16	1/8	31	1/4	22	3/4
2nd	36	3/8	20	11/16	35	1/2	26	1/8
3rd	39		24	9/16	35	1/4	23	1/2
4th	31		20	1/4	29	7/8	21	1/2

    As of February 28, 2001, there were 1,356 stockholders of record.

    Since NWA Corp.'s 1989 acquisition of Northwest, NWA Corp. has not declared or paid any dividends on its common stock and does not currently intend to do so. Under the provisions of certain of the Company's bank credit agreements, NWA Corp.'s ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6:  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2000		1999		1998(1)	1997		1996
Statements of Operations (In millions, except per share data)
Operating revenues
Passenger	$9,653		$8,692		$7,607	$8,822		$8,598
Cargo	857		732		635	789		746
Other	905		852		803	615		537

	11,415		10,276		9,045	10,226		9,881
Operating expenses	10,846		9,562		9,236	9,069		8,827

Operating income (loss)	569		714		(191)	1,157		1,054
Operating margin	5.0%		6.9%		(2.1)%	11.3%		10.7%
Income (loss) before extraordinary item	$256		$300		$(285)	$606		$536
Net income (loss)	$256		$300		$(285)	$597		$536
Earnings (loss) per common share:
Basic	$3.09		$3.69		$(3.48)	$5.89	(2)	$5.05	(2)
Diluted	$2.77		$3.26		$(3.48)	$5.29	(2)	$4.52	(2)
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$693		$749		$480	$1,040		$752
Total assets	10,877		10,584		10,281	9,336		8,512
Long-term debt, including current maturities	3,242		3,666		4,001	2,069		2,060
Long-term obligations under capital leases, including current obligations	556		597		655	705		772
Mandatorily redeemable preferred security of subsidiary	558		626		564	486		549
Redeemable stock	232		243		261	1,155		603
Common stockholders' equity (deficit)(3)	231		(52)		(477)	(311)		93
Operating Statistics(4)
Scheduled service:
Available seat miles (ASM) (millions)	103,356		99,446		91,311	96,964		93,914
Revenue passenger miles (millions)	79,128		74,168		66,738	72,031		68,639
Passenger load factor	76.6%		74.6%		73.1%	74.3%		73.1%
Revenue passengers (millions)	58.7		56.1		50.5	54.7		52.7
Revenue yield per passenger mile	12.04	¢	11.58	¢	11.26 ¢	12.11	¢	12.53	¢
Passenger revenue per scheduled ASM	9.21	¢	8.64	¢	8.23 ¢	9.00	¢	9.16	¢
Operating revenue per total ASM(5)	10.01	¢	9.44	¢	9.12 ¢	9.76	¢	9.85	¢
Operating expense per total ASM(5)	9.33	¢	8.71	¢	9.21 ¢	8.63	¢	8.78	¢
Cargo ton miles (millions)	2,501		2,336		1,954	2,283		2,216
Cargo revenue per ton mile	34.26	¢	31.32	¢	32.46 ¢	34.54	¢	33.70	¢
Fuel gallons consumed (millions)	2,113		2,039		1,877	1,996		1,945
Average fuel cost per gallon	82.99	¢	53.55	¢	53.60 ¢	64.86	¢	67.21	¢
Number of operating aircraft at year end	424		410		409	405		399
Full-time equivalent employees at year end	53,491		51,823		50,565	48,984		47,536

(1)
1998 was affected by labor-related disruptions which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand.
(2)
Excludes the effects of the 1997 extraordinary loss ($.10 per basic share and $.08 per diluted share) and the 1996 preferred stock transaction ($.75 per basic share and $.68 per diluted share).
(3)
No dividends have been paid on common stock for any period presented.
(4)
All statistics exclude Express Airlines I, Inc.
(5)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Northwest Airlines Corporation ("NWA Corp." and, together with its consolidated subsidiaries, the "Company") reported net income of $256 million for the year ended December 31, 2000, compared with $300 million in 1999. Diluted earnings per common share were $2.77 in 2000 compared with $3.26 in 1999. Operating income was $569 million in 2000 compared with $714 million in 1999. Higher fuel prices negatively impacted the year ended December 31, 2000 by approximately $622 million on a pre-tax basis compared to 1999.

    In the fourth quarter of 2000, the Company recorded a non-recurring pre-tax, non-cash fleet disposition charge of $125 million related to the accelerated retirement of a portion of its DC10 fleet. Diluted earnings per share, excluding this non-recurring charge were $3.63.

    Substantially all of the Company's results of operations are attributable to its principal indirect operating subsidiary, Northwest Airlines, Inc. ("Northwest"), which accounted for approximately 95% of the Company's 2000 consolidated operating revenues and expenses and the following discussion pertains primarily to Northwest.

Results of Operations—2000 Compared to 1999

    Operating Revenues.  Operating revenues increased 11.1% ($1.14 billion). System passenger revenue increased 10.9% ($935 million), excluding Express Airlines I, Inc. ("Express"), primarily attributable to a 3.9% increase in scheduled service ASMs and a 6.6% increase in passenger revenue per ASM ("RASM"). ASMs increased primarily due to the net addition of 14 aircraft in 2000. System passenger load factor increased to a record 76.6% for the year ended December 31, 2000. Express revenues were $130 million and $104 million for the years ended December 31, 2000 and 1999, respectively.

    The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenue (in millions)	$9,523		$6,455		$2,090		$978
Increase/(Decrease) from 1999:
Passenger revenue (in millions)	$935		$515		$288		$132
Percent	10.9%		8.7%		16.0%		15.6%
Scheduled service ASMs (capacity)	3.9%		2.2%		3.4%		14.1%
Passenger load factor	2.0	pts.	2.1	pts.	1.5	pts.	1.5	pts.
Yield	4.0%		3.3%		10.2%		(.6)%
Passenger RASM	6.6%		6.4%		12.1%		1.3%

    Domestic passenger revenue increased due to a higher passenger load factor, more capacity and higher yields. Domestic passenger load factor increased 2.1 points to a record 72.9%, primarily due to favorable industry market conditions. Capacity increased as a result of additional aircraft.

    Pacific passenger revenue was higher due to increased capacity and higher yields driven by Asia's recovering economic environment. The average yen per U.S. dollar exchange rate for the years ended December 31, 2000 and 1999 was 108 and 115, respectively, a 6.5% strengthening of the yen. The yen per U.S. dollar exchange rate was 117 at February 28, 2001. Pacific passenger load factor increased 1.5 points to a record 81.7% as the Company continued to experience increased demand.

    Atlantic passenger revenue increased as a result of more capacity and a higher passenger load factor. Capacity increased as a result of new flying, including the initiation of Detroit-Italy service and higher frequency in Minneapolis/St. Paul-Amsterdam service, as well as improved operational performance.

    Cargo revenue increased 17.1% ($125 million) due to a 7.1% increase in cargo ton miles and a 9.4% increase in cargo revenue per ton mile. The Company's tenth Boeing 747 freighter entered service in August 2000. Also in 2000, the Company acquired two additional Boeing 747 aircraft, which are being converted into freighters and are scheduled to begin revenue service in the summer of 2001. Other revenue increased 6.2% ($53 million) due to a higher volume of business for MLT Inc., which was partially offset by lower KLM joint venture alliance settlements.

    Operating Expenses.  Operating expenses increased 13.4% ($1.28 billion). Operating capacity increased 4.0% to 103.52 billion total service ASMs due to planned capacity increases. Operating expense per total ASM increased 7.1%, excluding the fleet disposition charge, and increased only .7% when the impact of higher fuel prices is also excluded.

    Salaries, wages and benefits increased 6.4% ($217 million) due primarily to wage and benefit increases from settled contracts with collective bargaining units and an increase in average full-time equivalent employees of 2.6%. Aircraft fuel and taxes rose 57.2% ($681 million) due to an increase of 55.0% in average fuel cost per gallon to a record 82.99 cents, net of hedging transactions, and 3.6% higher fuel gallons consumed as a result of higher capacity. Hedging transactions reduced fuel costs by $119 million in 2000. Commissions decreased 9.9% ($73 million) primarily due to lower rates resulting from changes to the Company's commission structure, which were effective in October 1999, and a lower percentage of commissionable transactions partially offset by commissions on higher passenger revenues. Internet sales represented approximately 8.0% of passenger revenue in 2000 compared with approximately 5.0% in 1999. Aircraft maintenance materials and repairs increased .8% ($5 million) due to a 1999 non-recurring credit of $34 million related to lower than anticipated costs associated with outside aircraft maintenance, offset by lower scheduled engine and airframe overhauls in 2000. Higher scheduled engine and airframe overhaul costs are expected in 2001. Depreciation and amortization increased 23.4% ($117 million) due to the fleet disposition charge of $125 million related to the accelerated retirement of a portion of the DC10 fleet recorded in the fourth quarter. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charge. Aircraft rentals increased 19.2% ($68 million) due to additional leased aircraft. Other expenses (the principal components of which include outside services, selling and marketing expenses, passenger food, personnel expenses, advertising and promotional expenses, communication expenses and supplies) increased 10.7% ($242 million) due primarily to increased business for MLT Inc. and higher variable costs associated with expanded capacity.

    Other Income and Expense.  Interest expense decreased 7.7% ($29 million) primarily due to reduced borrowings and lower interest rates. Earnings of affiliated companies increased 9.5% ($8 million) due largely to the Company's share of higher Worldspan earnings. Other income increased primarily due to a $58 million gain from the sale of a portion of Northwest's investment in priceline.com in 2000, partially offset by a $48 million gain from the sale of a portion of Northwest's investment in Equant N.V. during 1999.

Results of Operations—1999 Compared to 1998

    The year ended December 31, 1998 was affected by labor-related disruptions, which included a pilots' strike. Because of these events, year-over-year comparisons are not useful to measure the underlying operating and financial performance of the Company. However, for continuity of reporting, the traditional comparisons are presented. The Company estimated the impact in lost revenue and incremental expenses to be approximately $1.04 billion on a pre-tax basis for the year ended December 31, 1998.

    Operating Revenues.  Operating revenues increased 13.6% ($1.23 billion). System passenger revenue increased 14.3% ($1.08 billion), excluding Express, primarily attributable to an increase in scheduled service ASMs and an increase in passenger RASM, both of which resulted from improved operational performance in 1999 and the recovery from the 1998 labor disruptions. The increase in passenger RASM was partially offset by the residual effects of lower premium traffic in early 1999 and lower Atlantic yields caused by industry wide capacity growth throughout 1999. Express revenues were $104 million and $94 million for the years ended December 31, 1999 and 1998, respectively.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
1999
Passenger revenue (in millions)	$8,588		$5,940		$1,802		$846
Increase/(Decrease) from 1998:
Passenger revenue (in millions)	$1,075		$750		$182		$143
Percent	14.3%		14.4%		11.2%		20.4%
Scheduled service ASMs (capacity)	8.9%		11.4%		(.7)%		22.2%
Passenger load factor	1.5	pts.	.3	pts.	4.3	pts.	1.3	pts.
Yield	2.8%		2.3%		5.9%		(3.0)%
Passenger RASM	5.0%		2.7%		12.0%		(1.4)%

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

    Atlantic passenger revenue increased due to an increase in capacity, which resulted primarily from new flying and was partially offset by decreased yields caused by overall industry wide capacity growth. The new flying included increases in Minneapolis/St. Paul-Amsterdam and Detroit-Amsterdam service.

    Cargo revenue increased 15.3% ($97 million) due to a 19.5% increase in cargo ton miles which was partially offset by a 3.5% decrease in cargo revenue per ton mile due to the weaker Asian economic environment. The Company's ninth Boeing 747 freighter entered service in September 1999. Other revenue increased 6.1% ($49 million) due to a higher volume of business for MLT Inc. and increased passenger charters, which was partially offset by lower KLM joint venture alliance settlements.

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

    Aircraft fuel and taxes increased 8.6% ($94 million) due to an 8.6% increase in fuel gallons consumed. Commissions increased 6.4% ($44 million) due to higher revenues, partially offset by a lower effective commission rate caused by a shift in revenue mix, a decrease in the percentage of commissionable ticket sales and changes to the Company's commission rate structure which were effective in October 1999. Aircraft maintenance materials and repairs decreased 16.6% ($126 million) due to fewer engine and airframe overhauls and lower than anticipated costs associated with outside aircraft maintenance. Depreciation and amortization increased 1.4% ($7 million) due to additional owned aircraft and aircraft modifications. Additionally, 1998 included a fleet disposition charge of $66 million for the accelerated retirement of seven of the Company's oldest Boeing 747 aircraft. Other expenses increased 6.0% ($129 million) due primarily to increased business for MLT Inc. and increased variable costs associated with increased capacity, which were partially offset by reduced claims and advertising and promotions.

    Other Income and Expense.  Interest expense increased 15.2% ($50 million) primarily due to additional borrowings. Earnings of affiliated companies increased $75 million, mostly from the Company's recognition of its share of Continental and Worldspan earnings. Other income increased primarily due to a $48 million gain from the sale of a portion of Northwest's investment in Equant N.V.

Liquidity and Capital Resources

    At December 31, 2000, the Company had cash and cash equivalents of $693 million and borrowing capacity of $1.12 billion under its unsecured revolving credit facilities, providing total available liquidity of $1.81 billion.

    Operating activities in 2000 generated $893 million. The decrease of $366 million in operating cash flows from 1999 was due primarily to higher than normal sale proceeds of frequent flyer miles in excess of revenues and an $84 million dividend from Worldspan, both in 1999, with higher pension contributions, a $27 million dividend from Worldspan and a decrease in working capital in 2000. Cash flows from operating activities were $1.26 billion for 1999 and $88 million for 1998. Net cash used in investing and financing activities during 2000, 1999 and 1998 was $949 million, $990 million and $348 million, respectively.

    Investing Activities.  Investing activities in 2000 consisted primarily of the purchase of ten Airbus A319 aircraft, seven AVRO RJ85 aircraft and two used Boeing 747-200 aircraft (which will be converted to freighters), costs to commission aircraft before entering revenue service, aircraft modifications, deposits on ordered aircraft, facilities improvements and ground equipment purchases, partially offset by the sale of a portion of the Company's investment in priceline.com.

    In addition to the purchased aircraft discussed above, the Company took delivery of nine Bombardier CRJ200 aircraft and two used DC10 aircraft during 2000. These aircraft were financed with operating leases.

    On January 22, 2001, the Company sold to Continental 6.7 million shares of Continental Class A Common Stock held by the Company for $450 million in cash. Subsequently, Continental effected a recapitalization as a result of which the Company's remaining 2.0 million shares of Continental Class A Common Stock were converted into 2.6 million shares of Continental Class B Common Stock. In conjunction with these transactions, the term of the alliance agreement between Northwest and Continental was extended through 2025. Subsequent to year-end, the Company sold the remaining 2.6 million shares for $132 million. See Note 13 to the Consolidated Financial Statements for additional discussion of these transactions.

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

    Financing Activities.  Financing activities in 2000 consisted primarily of payment of debt and capital lease obligations, including $165 million in term loan prepayments, and the long-term leveraged operating lease financing through sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft.

    The Company's secured credit facilities were replaced on October 24, 2000. The new $1.125 billion unsecured agreement consists of (i) a $725 million five-year revolving credit facility, (ii) a $150 million 364-day revolving credit facility renewable annually at the option of the lenders and (iii) a $250 million 364-day revolving credit facility renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in October 2005. The credit facilities are available to finance the working capital needs of the Company and for other general corporate purposes.

    During 2000, the Company completed an offering of $522 million of pass-through certificates to finance the acquisition of 13 new Airbus A319 aircraft delivered or scheduled for delivery through May 2001 and to refinance six Boeing 757 aircraft delivered in 1996. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the equipment notes, which are the assets of the pass-through trusts, are not direct obligations of NWA Corp. or Northwest. At December 31, 2000, the Company had $174 million in proceeds held in escrow and not recorded as an asset or direct obligation of NWA Corp. or Northwest.

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

    During 1999, the Company completed three public offerings totaling $1.22 billion of pass-through trust certificates to finance the acquisition of 39 new aircraft delivered in 1999 and 2000.

    Financing activities in 1998 included the Company's repurchase of its remaining Common Stock held by KLM, the public issuance of $400 million of unsecured notes, the incurrence of $240 million of debt secured by six Boeing 757 aircraft, the payment of debt and capital lease obligations, and the sale and leaseback of 13 A320 aircraft and four AVRO RJ85 aircraft. During the third quarter, in anticipation of potential labor disruptions, the Company borrowed the $2.08 billion available under its then existing credit facilities, and subsequently repaid such borrowings. In October 1998, the Company borrowed $835 million to fund its cash requirements.

    On May 1, 1998, NWA Corp. purchased from KLM the remaining 18.2 million shares of NWA Corp. Common Stock held by KLM. The Company had previously agreed to repurchase the shares over a three-year period ending in September 2000. The purchase price of $780 million was paid with a combination of $337 million of cash and three senior unsecured 7.88% notes, all of which have been repaid.

    See Note 3 to the Consolidated Financial Statements for maturities of long-term debt for the five years subsequent to December 31, 2000.

    Capital Commitments.  In January 2001, the Company entered into agreements to purchase 52 new aircraft, some of which will be used to replace most of the DC10 fleet. The aircraft consist of 24 A330 aircraft, 20 Boeing 757 aircraft, two Boeing 747-400 aircraft and six A319 aircraft. Deliveries of the A330 aircraft will begin in 2003 and continue through 2006, deliveries of the 757 aircraft will begin in 2002 and continue through 2004 and the A319 aircraft and 747 aircraft will be delivered in 2002. Financing commitments from the manufacturers have been arranged for most of these aircraft.

    The current aircraft delivery schedule, including the aircraft discussed above, provides for the acquisition of 117 aircraft over the next six years, with 22 aircraft in 2001. See Note 10 to the Consolidated Financial Statements for additional discussion of aircraft capital commitments. Other capital expenditures, including costs to commission presently owned aircraft that have not yet entered revenue service and aircraft modifications, are projected to be approximately $310 million in 2001, which the Company anticipates funding primarily with cash from operations.

    The Company currently has an effective shelf registration statement for the issuance of $975 million of unsecured debt and equipment trust certificates.

    Working Capital.  The Company operates, like its competitors, with negative working capital, which aggregated to $1.50 billion at December 31, 2000. This position is primarily attributable to the $1.31 billion air traffic liability for advance ticket sales.

Other Information

    Labor Agreements.  Approximately 90% of the Company's employees are members of collective bargaining units. Under direction from the National Mediation Board ("NMB"), the Company was in mediated negotiations with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics. On February 9, 2001, the NMB released Northwest and AMFA from mediated negotiations after AMFA rejected the NMB's offer of binding arbitration. The NMB notified Northwest and AMFA that a 30-day "cooling off" period would begin on February 10, 2001, and that beginning at 11:01 PM CST on March 11, 2001 either side could resort to self-help remedies which could include, but are not limited to, a strike by the members of AMFA.

    On March 9, 2001, President Bush, following the recommendation of the NMB, announced the establishment of a Presidential Emergency Board ("PEB"). The establishment of a PEB stopped any self-help remedies and started the process during which the PEB reviews the positions advocated by Northwest and AMFA and proposes a solution, which is anticipated to be by mid-April. If the PEB resolution is not accepted by both parties (or if the parties do not reach some other agreement), and unless Congress takes additional action, either party will be permitted to resort to self-help remedies 30 days after the PEB makes its recommendation to the President. A prolonged work stoppage, if it were to occur, could have a material adverse impact on the Company. The Company cannot predict the outcome of the negotiations at this time.

    Detroit Midfield Terminal.  The Company is managing and supervising the design and construction of a $1.2 billion terminal at Detroit Metropolitan Wayne County Airport. The new terminal is scheduled to open in December 2001 and will offer 106 ticket-counter positions and 97 gates as well as over 80 shops and restaurants, four WorldClubs, an 11,500-space parking facility and luggage handling systems. The new terminal has been funded by the issuance of general airport revenue bonds by Wayne County payable primarily from future passenger facility charges and federal and State of Michigan grants. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

    Mesaba Holdings, Inc.  On November 1, 2000, the Company offered to purchase all of the outstanding common stock of Mesaba Holdings, Inc. not already owned by the Company at a price of $13 per share, or an aggregate purchase price of approximately $190 million. Mesaba's Board of Directors has formed a special committee to evaluate the offer.

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

    Aircraft Fuel.  The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2000 cost per gallon of fuel based on projected 2001 fuel usage, which would result in an increase to aircraft fuel expense of approximately $180 million in 2001, compared to an estimated $110 million at December 31, 1999. As of December 31, 2000, the Company had hedged approximately 12% of its first quarter 2001 fuel requirements, compared to 20% of the first quarter of 2000 and 24% of the full year 2000 at December 31, 1999.

    Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2000 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $70 million for the year ending December 31, 2001, net of gains realizable from yen hedge instruments outstanding at December 31, 2000, compared to an estimated $53 million decrease at December 31, 1999. This is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

    The Company also has a foreign currency non-cash exposure. The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income caused by the remeasurement of net foreign currency-denominated liabilities of an estimated $17 million in 2001 compared with an estimated $14 million at December 31, 1999. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses and foreign currency-denominated assets and liabilities as of December 31, 2000 and 1999.

    In 2000, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 54 billion yen (approximately $525 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 11 billion yen (approximately $100 million) compared with 45 billion yen (approximately $386 million) and eight billion yen (approximately $70 million), respectively, in 1999. In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income in 2000 was favorably impacted by approximately $70 million due to the average yen being stronger in 2000 compared to 1999 and in 1999 by approximately $45 million due to the average yen being stronger in 1999 compared to 1998. The average yen to U.S. dollar exchange rate, including hedge activity impact, during December 31, 2000, 1999 and 1998 was 104, 117 and 132, respectively. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $23 million in 2000 and losses of $14 million in 1999. As of December 31, 2000, the

Company had entered into forward contracts to hedge approximately 38% of its anticipated 2001 yen-denominated sales, compared to 31% at December 31, 1999, which also represents approximately 100% of the Company's excess of yen-denominated revenues over expenses in 2000 and 2001.

    Interest.  The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. The Company has mitigated this risk by limiting its floating rate indebtedness to approximately 21% and 34% of long-term debt and capital leases at December 31, 2000 and 1999, respectively. The Company used financial instruments to hedge its exposure to interest rate fluctuation on the variable rate portion of its pass-through certificates issued in 2000. If long-term floating interest rates average 10% more in 2001 than they did during 2000, the Company's net interest expense would increase by approximately $6 million, compared to an estimated $10 million for 2000 measured at December 31, 1999. If short-term interest rates average 10% more in 2001 than they did during 2000, the Company's interest income from cash equivalents and short-term investments would increase by approximately $9 million compared to an estimated $4 million for 2000 measured at December 31, 1999. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 2000 and 1999.

    Market risk for fixed-rate indebtedness is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates and amounts to approximately $70 million during 2001, compared to an estimated $77 million for 2000 measured at December 31, 1999. The fair values of the Company's indebtedness were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Item 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

    We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      ERNST & YOUNG LLP

Minneapolis, Minnesota
January 18, 2001

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31
	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$693	$749
Restricted short-term investments	35	41
Accounts receivable, less allowance (2000—$16; 1999—$16)	534	521
Flight equipment spare parts, less allowance (2000—$131; 1999—$131)	313	348
Deferred income taxes	108	116
Maintenance and operating supplies	103	79
Prepaid expenses and other	228	209

Total current assets	2,014	2,063
PROPERTY AND EQUIPMENT
Flight equipment	6,498	6,374
Less accumulated depreciation	1,896	1,644

	4,602	4,730
Other property and equipment	1,826	1,761
Less accumulated depreciation	794	743

	1,032	1,018

Total property and equipment	5,634	5,748
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	846	846
Less accumulated amortization	281	258

	565	588
OTHER ASSETS
Investments in affiliated companies	836	690
International routes, less accumulated amortization (2000—$310; 1999—$286)	657	681
Other	1,171	814

	2,664	2,185

Total Assets	$10,877	$10,584

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2000	1999
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,307	$1,422
Accounts payable	592	494
Accrued compensation and benefits	549	523
Accrued aircraft rent	229	222
Accrued commissions	106	95
Other accrued liabilities	482	449
Current maturities of long-term debt	191	312
Current obligations under capital leases	62	60

Total current liabilities	3,518	3,577
LONG-TERM DEBT	3,051	3,354
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	494	537
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	1,353	1,222
Long-term pension and postretirement health care benefits	882	542
Other	558	535

	2,793	2,299
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY—Note 5
(Redemption value 2000—$610; 1999—$692)	558	626
PREFERRED REDEEMABLE STOCK
(Liquidation value 2000—$233; 1999—$245)	232	243
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2000—110,088,522; 1999—109,576,810)	1	1
Additional paid-in capital	1,459	1,454
Accumulated deficit	(94)	(349)
Accumulated other comprehensive income (loss)	(5)	(9)
Treasury stock (2000—26,994,364 shares; 1999—27,497,612 shares)	(1,130)	(1,149)

	231	(52)

Total Liabilities and Stockholders' Equity (Deficit)	$10,877	$10,584

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31
	2000	1999	1998
OPERATING REVENUES
Passenger	$9,653	$8,692	$7,607
Cargo	857	732	635
Other	905	852	803

Total operating revenues	11,415	10,276	9,045
OPERATING EXPENSES
Salaries, wages and benefits	3,610	3,393	3,261
Aircraft fuel and taxes	1,872	1,191	1,097
Commissions	663	736	692
Aircraft maintenance materials and repairs	640	635	761
Depreciation and amortization	617	500	493
Other rentals and landing fees	513	486	450
Aircraft rentals	423	355	345
Other	2,508	2,266	2,137

Total operating expenses	10,846	9,562	9,236

OPERATING INCOME (LOSS)	569	714	(191)
OTHER INCOME (EXPENSE)
Interest expense	(350)	(379)	(329)
Interest capitalized	23	16	17
Interest of mandatorily redeemable preferred security holder	(27)	(27)	(22)
Investment income	62	40	79
Earnings of affiliated companies	92	84	9
Other, net	66	39	7

Total other income (expense)	(134)	(227)	(239)

INCOME (LOSS) BEFORE INCOME TAXES	435	487	(430)
Income tax expense (benefit)	179	187	(145)

NET INCOME (LOSS)	256	300	(285)
Preferred stock requirements	(1)	(1)	(1)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$255	$299	$(286)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$3.09	$3.69	$(3.48)

Diluted	$2.77	$3.26	$(3.48)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$256	$300	$(285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	617	500	493
Income tax expense (benefit)	179	187	(145)
Net refunds (payments) of income taxes	(61)	(65)	8
Pension and other postretirement benefit contributions (in excess of) less than expense	72	166	(26)
Sale proceeds of frequent flyer miles less than revenue	(161)	(42)	(78)
Net earnings of affiliates	(65)	—	(9)
Other, net	(26)	(5)	11
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(31)	103	44
Decrease (increase) in flight equipment spare parts	(2)	12	(46)
Decrease (increase) in supplies, prepaid expenses and other	(54)	(57)	91
Increase (decrease) in air traffic liability	(27)	250	(140)
Increase (decrease) in accounts payable and other liabilities	140	(71)	113
Increase (decrease) in accrued liabilities	56	(19)	57

Net cash provided by operating activities	893	1,259	88
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(672)	(1,038)	(1,068)
Purchases of short-term investments	(194)	(288)	(257)
Proceeds from maturities of short-term investments	198	330	641
Proceeds from sale of property, equipment and other assets	97	63	29
Investments in affiliated companies	(14)	(13)	(415)
Other, net	6	(27)	(43)

Net cash used in investing activities	(579)	(973)	(1,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(1,268)	(1,681)	(1,732)
Payment of capital lease obligations	(60)	(57)	(618)
Payment of short-term notes payable	—	(102)	—
Repurchase of common and preferred stock	—	—	(437)
Proceeds from long-term debt	614	779	2,910
Proceeds from sale and leaseback transactions	387	1,095	669
Other, net	(43)	(51)	(27)

Net cash provided by (used in) financing activities	(370)	(17)	765

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56)	269	(260)
Cash and cash equivalents at beginning of period	749	480	740

Cash and cash equivalents at end of period	$693	$749	$480

Available to be borrowed under credit facilities	$1,116	$1,573	$1,004

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance January 1, 1998	103.8	$1	$1,274	$(362)	$(102)	$(1,122)	$(311)
Net loss				(285)			(285)
Other comprehensive income					34		34

Comprehensive loss, net of tax							(251)
Common Stock carrying value over repurchase price						68	68
Shares issued to purchase an interest in Continental Airlines, Inc.	2.6		65				65
Accretion of Series C Preferred Stock				(1)			(1)
Tax benefit related to stock issued to employees			12				12
Series C Preferred Stock converted to Common Stock	1.4		46				46
Common Stock held in rabbi trusts			32			(152)	(120)
Other	1.2		16	(1)			15

Balance December 31, 1998	109.0	1	1,445	(649)	(68)	(1,206)	(477)
Net income				300			300
Other comprehensive income					59		59

Comprehensive income, net of tax							359
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	.6		19				19
Common Stock held in rabbi trusts			(11)			57	46
Other			1	1			2

Balance December 31, 1999	109.6	1	1,454	(349)	(9)	(1,149)	(52)
Net income				256			256
Other comprehensive income					4		4

Comprehensive income, net of tax							260
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	.3		11				11
Common Stock held in rabbi trusts			(11)			19	8
Other	.2		5				5

Balance December 31, 2000	110.1	$1	$1,459	$(94)	$(5)	$(1,130)	$231

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

    Basis of Presentation:  Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies and NWA Funding, LLC are accounted for by the equity method. Other investments are accounted for by the cost method.

    Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

    Business:  Northwest's operations comprise approximately 95% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 155 cities in 24 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with hubs at Tokyo and Osaka, a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM"), which operates through a hub in Amsterdam, and a global alliance with Continental Airlines, Inc. ("Continental").

    Flight Equipment Spare Parts:  Flight equipment spare parts are carried at average cost. An allowance for depreciation is provided at rates which depreciate cost, less residual value, over the estimated useful lives of the related aircraft.

    Property, Equipment and Depreciation:  Owned property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Property and equipment are depreciated to residual values using the straight-line method over the estimated useful lives of the assets, which generally range from four to 25 years for flight equipment and three to 32 years for other property and equipment. Leasehold improvements are generally amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Property and equipment under capital leases are amortized over the lease terms or the estimated useful lives of the assets.

    The Company accounts for certain airport leases under the Emerging Issues Task Force ("EITF") Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain airport construction projects committed to after September 23, 1999, to be recorded on the balance sheet. These capitalized expenditures are recorded in other property and equipment with the corresponding obligation included in long-term obligations under capital leases.

    Airframe and Engine Maintenance:  Routine maintenance, airframe and engine overhauls are charged to expense as incurred, except engine overhaul costs covered by third-party maintenance agreements, which are accrued on the basis of hours flown. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

    International Routes:  International routes are amortized on a straight-line basis, generally over 40 years. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. Changes in such policies or agreements could materially impact Northwest.

    Impairment of Long-Lived Assets:  The Company evaluates impairment of long-lived assets in compliance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

    In December 2000, the Company decided to accelerate the retirement of 21 DC10-40 and six DC10-30 aircraft, replacing them with recently ordered Airbus A330-300 and Boeing 757-300 aircraft. As a result of this decision, the Company recorded a non-cash fleet disposition charge of $125 million in depreciation and amortization. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to reduce the aircraft net book value to reflect the fair market value of these assets. The fleet disposition charge included a $29 million write-down of related spare parts to their estimated fair market value.

    In 1998, the Company accelerated the retirement of its seven oldest Boeing 747 aircraft and recorded a non-cash fleet disposition charge of $66 million in depreciation and amortization. These retirements were earlier than scheduled as a result of decreased demand in the Pacific, the timing of major overhauls and the opportunity to accelerate the delivery of certain new Boeing 747-400 aircraft in partial replacement of the retired aircraft. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to reduce the aircraft net book value to reflect the fair market value of these assets. The fleet disposition charge included a $14 million write-down of related spare parts to their estimated fair market value.

    Frequent Flyer Program:  The estimated incremental cost of providing travel awards earned under Northwest's WorldPerks frequent flyer program is accrued. The Company also sells mileage credits to participating companies in its frequent flyer program. A portion of such revenue is deferred and amortized as transportation is provided.

    Operating Revenues:  Passenger and cargo revenues are recognized when the transportation is provided. The air traffic liability represents the estimated value of sold but unused tickets and is regularly evaluated by the Company.

    Advertising:  Advertising costs, included in other operating expenses, are expensed as incurred and were $127 million, $124 million and $137 million in 2000, 1999 and 1998, respectively.

    Employee Stock Options:  The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

    Foreign Currency:  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The Preferred Security (see Note 5) and other assets and liabilities associated with certain properties located outside of the U.S. whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to accumulated other comprehensive income (loss), a component of common stockholders' equity deficit.

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

    Holding Company Reorganization:  On November 20, 1998, NWA Corp. effected a holding company reorganization. As a result, Northwest Airlines Holdings Corporation (formerly known as Northwest Airlines Corporation and prior to the reorganization the publicly traded holding company, "Old NWA Corp.") became a direct wholly-owned subsidiary of NWA Corp. and NWA Corp. became the publicly traded holding company. Pursuant to the reorganization, each share of Common Stock and Series C Preferred Stock of Old NWA Corp. was converted into one share of Common Stock and Series C Preferred Stock, respectively, of NWA Corp. with the same rights and privileges as such shares of Old NWA Corp. References to NWA Corp., Common Stock and Series C Preferred Stock for time periods prior to November 20, 1998 refer to Old NWA Corp. and the Common Stock and Series C Preferred Stock of Old NWA Corp., respectively.

Note 2—Earnings (Loss) Per Share Data

    The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31 (in millions, except share data):

	2000	1999	1998
Numerator:
Net income (loss) applicable to common stockholders for basic earnings (loss) per share	$255	$299	$(286)
Effect of dilutive securities—Series C Preferred Stock	1	1	—

Net income (loss) applicable to common stockholders after assumed conversions for diluted earnings (loss) per share	$256	$300	$(286)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	82,629,233	81,255,097	82,341,741
Effect of dilutive securities:
Series C Preferred Stock	6,941,938	7,378,216	—
Shares held in non-qualified rabbi trusts	2,183,978	3,031,275	—
Employee stock options	500,317	373,012	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	92,255,466	92,037,600	82,341,741

    For additional disclosures regarding the Series C Preferred Stock, shares held in rabbi trusts and employee stock options, see Notes 6 and 7.

Note 3—Long-Term Debt and Short-Term Borrowings

    Long-term debt as of December 31 consisted of the following (in millions, with interest rates as of December 31, 2000):

	2000	1999
Unsecured notes due 2004 through 2008, 8.2% weighted-average rate(a)	$847	$847
Pass-through trust certificates due through 2019, 8.2% weighted-average rate(b)	579	196
Secured notes due through 2009, 8.1% weighted-average rate	349	349
Aircraft notes due through 2016, 6.0% weighted-average rate(c)	331	347
Equipment pledge notes due through 2013, 8.4% weighted-average rate	300	556
NWA Trust No. 2 aircraft notes due through 2012, 9.8% weighted-average rate(d)	241	251
Sale-leaseback financing obligations due through 2020, 9.9% imputed rate(e)	223	223
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted-average rate(f)	161	180
Senior unsecured quarterly interest bonds due 2039, 9.5%(g)	143	143
Secured notes due through 2016(h)	—	240
Term loans	—	165
Unsecured note due 2000	—	100
Other	68	69

Total debt	3,242	3,666
Less current maturities	191	312

Long-term debt	$3,051	$3,354

(a)
In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. In March 1998, the Company issued $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008. In April 1999, the Company issued $200 million of 8.52% notes due 2004. Interest on the notes is payable semi-annually.

(b)
In June 2000, the Company completed a public offering of $522 million in pass-through trust certificates to finance 13 new Airbus A319 aircraft delivered or scheduled for delivery through May 2001 and to refinance six Boeing 757-200 aircraft delivered in 1996. In 1999, the Company completed public offerings of $795 million in pass-through certificates to finance seven Airbus A320, 14 Airbus A319 and 14 AVRO RJ85 aircraft. The cash proceeds from the pass-through certificates were deposited with an escrow agent and enable the Company to finance or refinance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the equipment notes, which are the assets of the pass-through trusts, are not direct obligations of NWA Corp. or Northwest.

  At December 31, 2000, $579 million of the escrowed proceeds had been used to finance 25 aircraft owned by Northwest. The equipment notes issued for these aircraft are direct obligations of Northwest. Interest on the pass-through certificates is payable semi-annually. Sale and leaseback transactions have been completed on 22 other aircraft. The Company also had $174 million in proceeds from the offering held in escrow and not recorded as an asset or direct obligation of NWA Corp. or Northwest.

(c)
During 1998, the Company secured long-term debt financing on 13 Airbus A320 aircraft delivered during the year. Interest on the notes is payable semi-annually. The Company combined these debt financings with fully-defeased German cross border transactions.

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

  Financing of $352 million was obtained through the issuance of $176 million of 9.25% Class A Senior Aircraft Notes, $66 million of 10.23% Class B Mezzanine Aircraft Notes, $44 million of 11.30% Class C Mezzanine Aircraft Notes and $66 million of 13.875% Class D Subordinated Aircraft Notes. The Class D notes were repaid in December 1997. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

(e)
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

(f)
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

(g)
In August 1999, the Company completed the retail issuance of $143 million of senior unsecured quarterly interest bonds, maturing in 2039. These bonds may be redeemed by Northwest beginning in 2004 without penalty.

(h)
In August 1998, the Company borrowed $240 million under an existing credit facility. The floating rate notes were secured by six Boeing 757 aircraft. This facility was paid off with proceeds from the issuance of the June 2000 pass-through certificates.

    Maturities of long-term debt for the five years subsequent to December 31, 2000 are as follows (in millions):

2001	$191
2002	143
2003	129
2004	486
2005	348

    The Company's Credit Agreement provides for unsecured revolving credit facilities consisting of a five-year revolving credit facility and two 364-day revolving credit facilities. The $725 million five-year revolving facility ($9 million of which has been utilized as letters of credit as of December 31, 2000) is available until October 2005. The $250 million 364-day revolving credit facility expires in October 2001 and is renewable annually at the option of the lenders; however, to the extent any portion of this facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and all such borrowings mature in October 2005. The $150 million 364-day revolving credit facility expires in October 2001 and is renewable annually at the option of the lenders. Borrowings under these unsecured credit facilities bear interest at a variable rate equal to the London Interbank Offered Rate plus 1.5%. Commitment fees are payable by the Company on the unused portion of these revolving credit facilities at a variable rate equal to .35% at December 31, 2000, and are not considered material. At December 31, 2000, $1.12 billion was available under these revolving credit facilities.

    The Credit Agreement contains certain financial covenants, including limitations on secured indebtedness (but which do not apply to secured indebtedness for new aircraft and airport facilities) and certain equity redemptions and dividends, as well as requirements to maintain certain financial ratios. The Company also agreed to maintain a pool of assets unencumbered during the term of this Credit Agreement.

    At December 31, 2000, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft, having an aggregate book value of $2.7 billion at December 31, 2000, were pledged under various loan agreements.

    The weighted-average interest rates on short-term borrowings outstanding at December 31 were 6.66%, 5.83% and 5.99% for 2000, 1999 and 1998, respectively.

    Cash payments of interest, net of capitalized interest, aggregated $312 million, $342 million and $277 million in 2000, 1999 and 1998, respectively.

    Manufacturer financing obtained in connection with the acquisition of aircraft, which is considered non-cash, was $254 million, $658 million and $408 million in 2000, 1999 and 1998, respectively.

Note 4—Leases

    The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2029. Certain aircraft and portions of facilities are subleased under noncancelable operating leases expiring in various years through 2020.

    Rental expense for all operating leases for the years ended December 31 consisted of the following (in millions):

	2000	1999	1998
Gross rental expense	$765	$650	$630
Sublease rental income	(110)	(88)	(87)

Net rental expense	$655	$562	$543

    At December 31, 2000, the Company leased 126 of the 424 aircraft it operates. Of these, 21 were capital leases and 105 were operating leases. Base term lease expiration dates range from 2002 to 2009 for aircraft under capital leases, and from 2001 to 2023 for aircraft under operating leases. The Company's aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term. 116 of the 126 aircraft lease agreements provide the Company with purchase options at the end of the lease terms which approximate fair market value.

    At December 31, 2000, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows (in millions):

		Operating Leases
	Capital Leases
		Aircraft	Non-aircraft
2001	$106	$517	$138
2002	280	534	134
2003	87	527	123
2004	62	523	118
2005	51	513	109
Thereafter	146	4,977	947

	732	7,591	1,569
Less sublease rental income		487	29

Total minimum operating lease payments		$7,104	$1,540

Less amounts representing interest	176

Present value of future minimum capital lease payments	556
Less current obligations under capital leases	62

Long-term obligations under capital leases	$494

    The above table includes operating leases for 37 aircraft operated and leased by Express Airlines I, Inc., a wholly-owned subsidiary, and 74 aircraft operated by and subleased to Mesaba Aviation, Inc. ("Mesaba"). Base term lease expiration dates range from 2002 to 2019. These aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term.

Note 5—Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company

    In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the "Subsidiary") entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai ("TK"). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured such obligation and then assigned title to and ownership of such obligation to the Subsidiary as operator under the TK arrangement in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the "Preferred Security"). The restructured non-recourse obligation is the sole asset of the Subsidiary. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company's obligation is reflected in the Company's Consolidated Balance Sheet as Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company. Northwest Airlines Holdings Corporation has guaranteed the obligation of the Subsidiary to distribute payments on the Preferred Security pursuant to the TK arrangement if and to the extent payments are received by the Subsidiary.

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

    The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 70.16 billion yen ($610 million based on the December 31, 2000 exchange rate). Such accretion is included as a component of Interest of mandatorily redeemable preferred security holder.

Note 6—Preferred, Redeemable and Common Stock

    Series C Preferred Stock:  As part of labor agreements reached in 1993, the Company issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock") and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. As long as the Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2000, 4.1 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 5.0 million shares outstanding are convertible into 6.8 million shares of Common Stock. During 2000, .2 million shares of Series C Preferred Stock were converted into .3 million shares of Common Stock.

    All the outstanding shares of Series C Preferred Stock are required to be redeemed in 2003 for a pro rata share of actual wage savings ($233 million as of December 31, 2000). NWA Corp. has the option to redeem such shares in cash, by the issuance of additional Common Stock, or by the use of cash and stock. A decision to issue only additional Common Stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. fails to redeem the Series C

Preferred Stock, dividends will accrue at the higher of (i) 12% or (ii) the highest penalty rate on any then outstanding series of preferred stock, and the employee unions will receive three additional Board of Directors positions. The financial statement carrying value of the Series C Preferred Stock is being accreted over ten years commencing August 1993 to the ultimate redemption amount. Prior to 2003, NWA Corp. at its option may redeem in whole or in part the Series C Preferred Stock at its liquidation value.

    Common Stock:  The Company was required to adopt the provisions of EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts. The 2.0 and 2.5 million shares of Common Stock as of December 31, 2000 and 1999, respectively, that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the historical cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity deficit, net of tax. After the adoption date, but prior to settlement through either contribution to qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of $25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trusts as trading and recorded them at fair market value.

    Stockholder Rights Plan:  Pursuant to the Stockholder Rights Plan (the "Rights Plan"), each share of Common Stock has attached to it a right and, until the rights expire or are redeemed, each new share of Common Stock issued by NWA Corp., including the shares of Common Stock into which the Series C Preferred Stock is convertible, will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment. The rights become exercisable only after any person or group (other than the trusts holding Common Stock for the benefit of employees) acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s "outstanding" Common Stock (as defined in the Rights Plan) or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock. If any person or group acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock, the holders of the rights (other than the acquiring person or group) will be entitled to receive upon exercise of the rights, Common Stock of NWA Corp. having a market value of two times the exercise price of the right. In addition, if after the rights become exercisable NWA Corp. is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of two times the exercise price of the rights. The rights expire on November 16, 2005 and may be redeemed by NWA Corp. at a price of $.01 per right prior to the time they become exercisable.

Note 7—Stock Options

    NWA Corp. has stock option plans for officers and key employees of the Company. Options generally become exercisable in equal annual installments over four or five years and expire 10 years from the date of the grant. NWA Corp.'s policy is to grant options with the exercise price equal to the market price of the Common Stock on the date of grant. To the extent options are granted with an exercise price less than the market price on the date of the grant, compensation expense is recognized over the vesting period of the grant.

    Following is a summary of stock option activity for the years ended December 31 (shares in thousands):

	2000		1999		1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,067	$31.79	4,059	$32.41	5,204	$27.09
Granted	1,959	25.05	1,499	29.75	509	43.35
Forfeited	(620)	33.67	(428)	33.16	(485)	33.36
Exercised	(171)	15.05	(63)	14.29	(1,169)	13.08

Outstanding at end of year	6,235	29.94	5,067	31.79	4,059	32.41
Exercisable at end of year	2,425	30.28	2,252	27.78	1,910	24.35
Reserved for issuance	16,806		10,948		7,948
Available for future grants	5,613		2,092		163

At December 31, 2000:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.740 to $25.125	2,664	7.6	years	$21.12	773	$13.60
25.406 to 39.375	2,755	7.4		33.58	1,189	35.18
40.000 to 64.406	816	6.8		46.45	463	45.55

    The weighted-average fair value of options granted during 2000, 1999 and 1998 is $10.77, $11.84 and $17.65 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted-average risk-free interest rate of 6.4%, 5.1% and 5.5% for 2000, 1999 and 1998, respectively, and expected lives of six years and volatility of 30% for all years presented.

    In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan (the "Pilot Plan"). The Company has reserved for issuance 2.5 million shares of Common Stock under the Pilot Plan.

    Following is a summary of the Pilot Plan activity for the years ended December 31 (shares in thousands):

	2000		1999		1998
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at Beginning of year	1,497	$26.81	1,000	$27.88	—	$—
Granted	500	27.88	500	24.69	1,000	27.88
Exercised	(10)	26.82	(3)	27.79	—	—

Outstanding at end of year	1,987	27.08	1,497	26.81	1,000	27.88

    All outstanding options are exercisable at December 31, 2000 with a weighted-average remaining contractual life of 8.5 years. The weighted-average fair value of options granted during 2000, 1999 and 1998 is $11.56, $10.20 and $10.84 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming a weighted-average risk-free interest rate of 5.9%, 5.8% and 4.7% for 2000, 1999 and 1998, respectively, an expected life of six years and volatility of 30%. During September 2001, an additional 500,000 options will be granted with an exercise price equal to the closing market price of the Common Stock on the applicable grant date.

    The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Had the Company recorded compensation expense using the fair value method prescribed by SFAS No. 123, the Company's net earnings (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss) (in millions):	$244	$290	$(300)
Earnings (loss) per share:
Basic	$2.95	$3.56	$(3.65)
Diluted	$2.65	$3.15	$(3.65)

    Shares of restricted stock were awarded at no cost to certain officers and key employees in 1999 and 2000. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the four-year vesting period. As of December 31, 2000, 535,136 shares were outstanding and not vested.

    A long-term incentive performance plan was established in 2000 and awarded 464,000 phantom stock units to certain key officers. The units vest over five performance periods upon satisfaction of certain established performance standards. Each unit represents the right to receive a cash payment equal to the market price of the Company's stock as defined in the plan. The fair value of the performance units is equal to the market price on the date of grant, which was $24.69 for the 2000 grant.

Note 8—Accumulated Other Comprehensive Income (Loss)

    The following table sets forth information with respect to accumulated other comprehensive income (loss) ("OCI") (in millions):

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	OCI of Affiliated Companies	Unrealized Gain on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 1998	$(34)	$—	$(68)	$—	$—	$(102)
Before tax amount	(11)	(33)	98	—	—	54
Tax effect	4	12	(36)	—	—	(20)

Net-of-tax amount	(7)	(21)	62	—	—	34
Balance at December 31, 1998	(41)	(21)	(6)	—	—	(68)
Before tax amount	(8)	82	9	(5)	15	93
Tax effect	3	(30)	(3)	2	(6)	(34)

Net-of-tax amount	(5)	52	6	(3)	9	59
Balance at December 31, 1999	(46)	31	—	(3)	9	(9)
Before tax amount	11	3	(30)	13	9	6
Tax effect	(4)	(1)	11	(5)	(3)	(2)

Net-of-tax amount	7	2	(19)	8	6	4

Balance at December 31, 2000	$(39)	$33	$(19)	$5	$15	$(5)

Note 9—Income Taxes

    Income tax expense (benefit) consisted of the following for the years ended December 31 (in millions):

	2000	1999	1998
Current:
Federal	$57	$75	$(45)
Foreign	1	3	3
State	6	3	1

	64	81	(41)
Deferred:
Federal	110	98	(90)
Foreign	(1)	(2)	(3)
State	6	10	(11)

	115	106	(104)

Total income tax expense (benefit)	$179	$187	$(145)

    Reconciliations of the statutory rate to the Company's income tax expense (benefit) for the years ended December 31 are as follows (in millions):

	2000	1999	1998
Statutory rate applied to income (loss) before income taxes	$152	$171	$(151)
Add (deduct):
State income tax (benefit) net of federal benefit	7	8	(6)
Non-deductible meals and entertainment	11	9	9
Adjustment to valuation allowance and other income tax accruals	5	—	6
Other	4	(1)	(3)

Total income tax expense (benefit)	$179	$187	$(145)

    The net deferred tax liabilities listed below include a current net deferred tax asset of $108 million and $116 million and a long-term net deferred tax liability of $1.35 billion and $1.22 billion as of December 31, 2000 and 1999, respectively.

    Significant components of the Company's net deferred tax liability as of December 31 were as follows (in millions):

	2000	1999
Deferred tax assets:
Expenses accelerated for financial reporting purposes	$341	$341
Pension and postretirement benefits	180	145
Gains from the sale-leaseback of aircraft	165	154
Rent expense	90	85
Travel award programs	55	98
Leases capitalized for financial reporting purposes	52	67
Alternative minimum and foreign tax credit carryforwards	45	86

Total deferred tax assets	928	976
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	1,744	1,724
Expenses other than accelerated depreciation and amortization	412	348
Other	17	10

Total deferred tax liabilities	2,173	2,082

Net deferred tax liability	$1,245	$1,106

    The Company has alternative minimum tax credits of approximately $43 million available for carryforward to future years' tax returns. The alternative minimum tax credits have an unlimited carryforward period. The Company generated and utilized $1 million of foreign tax credits for both regular and alternative minimum tax purposes during 2000. During 1999, the Company utilized all of its 1998 foreign tax credit carryforward and $1 million of the $3 million in foreign tax credits generated in 1999 for both regular and alternative minimum tax purposes. The remaining $2 million of foreign tax credits generated in 1999 is available for carryforward to years beyond 2000.

    Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and Treasury regulations limit the amounts of net operating loss carryforwards (NOLs), alternative minimum tax net operating loss carryforwards (AMTNOLs) and credits that can be used to offset taxable income (or used as a credit) in any single tax year if the corporation has more than a 50% ownership change (as defined in the Code) over a three-year testing period ending on the testing date. During 1994 and 1995, the Company utilized all of its regular NOLs and AMTNOLs. In August 2000, the Company and the Internal Revenue Service reached an agreement regarding the Company's NOLs that did not result in a material change in the utilization of the NOLs in any prior years.

Note 10—Commitments

    The Company's firm aircraft orders for 117 new aircraft, including an order placed in January 2001, consists of 24 Airbus A330 aircraft from 2003 through 2006, 12 Airbus A320 aircraft from 2001 through 2004, 54 Airbus A319 aircraft from 2001 through 2003, 25 Boeing 757 aircraft from 2001 through 2004 and two Boeing 747-400 aircraft in 2002. As of December 31, 2000, the Company also had firm orders for 45 Bombardier CRJ200 aircraft, which will be operated by and leased to Northwest Airlink carriers and the Company has the option to finance these aircraft through long-term operating leases.

    Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.29 billion in 2001, $1.58 billion in 2002, $2.11 billion in 2003, $1.05 billion in 2004, $825 million in 2005 and $255 million in 2006. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged lease financing. Manufacturer financing has been arranged for most of the committed aircraft and is available for use at the option of the Company.

    Eight of the A330 aircraft may be cancelled and two of the Boeing 757 aircraft are subject to reconfirmation. The Company also has options to purchase 70 Bombardier CRJ200 aircraft for delivery from 2003 through 2007, eight Airbus A330 for delivery in 2006 and 2007 and 50 Airbus A319 and/or A320 aircraft for delivery from 2004 through 2007 and 14 rollover options which would be assigned delivery slots commencing in December 2007 as the initial options are exercised.

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

    Approximately 90% of the Company's employees are members of collective bargaining units. Under direction from the National Mediation Board ("NMB"), the Company was in mediated negotiations with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's mechanics. On February 9, 2001, the NMB released Northwest and AMFA from mediated negotiations after AMFA rejected the NMB's offer of binding arbitration. The NMB notified Northwest and AMFA that a 30-day "cooling off" period would begin on February 10, 2001, and that beginning at 11:01 PM CST on March 11, 2001 either side could resort to self-help remedies which could include, but are not limited to, a strike by the members of AMFA.

    On March 9, 2001, President Bush, following the recommendation of the NMB, announced the establishment of a Presidential Emergency Board ("PEB"). The establishment of a PEB stopped any self-help remedies and started the process during which the PEB reviews the positions advocated by Northwest and AMFA and proposes a solution, which is anticipated to be by mid-April. If the PEB resolution is not accepted by both parties (or if the parties do not reach some other agreement), and unless Congress takes additional action, either party will be permitted to resort to self-help remedies 30 days after the PEB makes its recommendation to the President. A prolonged work stoppage, if it were to occur, could have a material adverse impact on the Company. The Company cannot predict the outcome of the negotiations at this time.

Note 12—Pension and Other Postretirement Health Care Benefits

    The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. In 2000 and 1998, the Company made contributions of $36 million and $150 million, respectively, in excess of its minimum requirement. The Company did not make any excess contributions in 1999.

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

    On June 1, 2000, the Company amended the pension plan of contract employees represented by the International Brotherhood of Teamsters ("IBT"). The plan amendment resulted in an 85% benefit level increase for IBT workers and is retroactive to participants who terminated after December 31, 1992. The plan liability was remeasured as of June 30, 2000 at a discount rate of 8.2% and resulted in increases in pension expense on a prorated basis for 2000 of $13 million and on an annual basis of $30 million.

    The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets (in millions):

	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$4,647	$5,022	$391	$376
Service cost	149	167	14	14
Interest cost	397	363	32	27
Plan amendments	157	228	23	8
Actuarial loss (gain) and other	381	(917)	96	(12)
Benefits paid	(240)	(216)	(25)	(22)

Benefit obligation at end of year	5,491	4,647	531	391

Change in plan assets:
Fair value of plan assets at beginning of year	5,166	4,375	5	5
Actual return on plan assets	(7)	957	—	—
Employer contributions	86	50	25	22
Benefits paid	(240)	(216)	(25)	(22)

Fair value of plan assets at end of year	5,005	5,166	5	5

Funded status—overfunded (underfunded)	(486)	519	(526)	(386)
Unrecognized net actuarial loss (gain)	(280)	(1,141)	166	72
Unrecognized prior service cost	630	527	36	14

Net amount recognized	$(136)	$(95)	$(324)	$(300)

    Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows (in millions):

	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Prepaid benefit cost	$89	$96	$—	$—
Intangible asset	376	121	—	—
Accrued benefit liability	(631)	(312)	(324)	(300)
Accumulated other comprehensive loss	30	—	—	—

Net amount recognized	$(136)	$(95)	$(324)	$(300)

    The Company's pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows (in millions):

	2000	1999
Projected benefit obligation	$2,064	$399
Accumulated benefit obligation	1,923	262
Fair value of plan assets	1,450	—

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

    Weighted-average assumptions for pension and other benefits as of December 31 were as follows:

	2000	1999	1998
Discount rate	7.9%	8.2%	6.9%
Rate of future compensation increase	3.9%	3.9%	3.9%
Expected long-term return on plan assets	10.5%	10.5%	10.5%

    For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease to 5% for 2002 and remain at that level thereafter.

    The components of net periodic cost of defined benefit plans included the following (in millions):

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$149	$167	$133	$14	$14	$12
Interest cost	397	363	310	32	27	25
Expected return on plan assets	(468)	(403)	(357)	(1)	(1)	—
Amortization of prior service cost	55	46	20	1	1	—
Recognized net actuarial loss and other events	1	21	30	2	3	3

Net periodic benefit cost	$134	$194	$136	$48	$44	$40

    Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on accumulated postretirement benefit obligations	83	(70)

Note 13—Related Party Transactions

    Continental Airlines, Inc.:  On November 20, 1998, the Company issued 2.6 million shares of Common Stock and paid $399 million in cash to acquire the beneficial ownership of approximately 8.7 million shares of Class A Common Stock of Continental. In connection with the Company's investment in Continental and Northwest's alliance with Continental, the Company entered into agreements with Continental which contained certain restrictions on the Company's ability to vote shares of Continental common stock, to acquire additional shares of Continental common stock and to affect the composition and conduct of Continental's Board of Directors for a ten-year period. Due to the restrictions in these agreements, the Company accounted for its investment under the equity method and recognized its interest in Continental's earnings on a one-quarter lag. The difference between the cost of the Company's investment and the proportionate share of the underlying equity of Continental of $319 million was being amortized over 40 years.

    On January 22, 2001, pursuant to an agreement reached in November 2000, (i) the Company sold to Continental approximately 6.7 million shares of the Continental Class A Common Stock held by the Company for $450 million in cash; (ii) subsequently, Continental effected a recapitalization as a result of which the Company's remaining 2.0 million shares of Continental Class A Common Stock were converted into 2.6 million shares of Continental Class B Common Stock; (iii) the Company and Continental extended the term of their alliance agreement through 2025; and (iv) Continental issued to the Company a special series of preferred stock that gives the Company the right to block certain business combinations and similar change of control transactions involving Continental and a third-party major air carrier during the term of the alliance agreement. The preferred stock is subject to redemption by Continental in certain events, including a change of control of the Company. The Company also entered into a revised standstill agreement which contains certain restrictions on the Company's ability to vote and acquire additional shares of Continental common stock. In December 2000, the Company recorded a $26 million loss in other non-operating income (expense) as a result of the sale of the 6.7 million shares to Continental. At December 31, 2000, the remaining 2.6 million shares were being accounted for as marketable securities and $15 million was recorded in unrealized gains in accumulated other comprehensive income (loss). Subsequent to year-end, the Company sold the remaining 2.6 million shares for $132 million, as a result of which a pre-tax gain of $27 million was recorded in the first quarter of 2001.

    Mesaba Holdings, Inc.:  The Company owns 27.9% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has warrants to acquire Mesaba Holdings, Inc. common stock, and if the Company were to exercise all its in-the-money warrants when fully vested, its ownership would increase to 35.1% as of December 31, 2000.

    Northwest and Mesaba signed a ten-year Airline Services Agreement ("ASA") effective July 1, 1997 under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. As of December 31, 2000, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba. In addition, as of December 31, 2000, the Company has leased 11 and subleased 25 AVRO regional jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996.

    On November 1, 2000, the Company offered to purchase all of the outstanding common stock of Mesaba Holdings, Inc. at a price of $13 per share, or an aggregate purchase price of approximately $190 million. Mesaba's Board of Directors has formed a special committee to evaluate the offer.

    WORLDSPAN:  The Company owns a 33.7% interest in WORLDSPAN, L.P., an affiliate that provides computer reservations services, which it accounts for using the equity method.

    NWA Funding, LLC ("NWF"):  During December 1999, a Receivables Purchase Agreement (the "Agreement") was executed by Northwest, NWF, a wholly-owned, non-consolidated subsidiary of the Company, and a certain third-party purchaser (the "Purchaser") pursuant to a securitization transaction. Northwest sold $3.68 billion and $122 million of accounts receivable on a non-recourse basis to NWF during 2000 and 1999, respectively. The amount of loss recognized related to receivables securitized at December 31, 2000 was not material. NWF maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The agreement is a five-year $85 million revolving receivable purchase facility allowing Northwest to sell additional receivables to NWF and NWF to sell variable undivided interests in these receivables to the Purchaser. The fair value of securitized receivables is estimated from the anticipated future cash flows. The Company records the discount on the sale of receivables and its interest in NWF's earnings in other non-operating income (expense).

Note 14—Risk Management and Financial Instruments

    Effective October 1, 1998, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all derivatives on the balance sheet at fair value. The Company uses derivatives as cash flow hedges to manage the price risk of fuel and its exposure to foreign currency fluctuations. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income (loss) in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the derivative's gain or loss is reported in earnings immediately. The cumulative effect of adoption was immaterial.

    Risk Management:  The Company principally uses derivative financial instruments to manage specific risks and does not hold or issue them for trading purposes. The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives.

    Foreign Currency:  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 2000, the Company's yen-denominated revenues exceeded its yen-denominated expenses by approximately 54 billion yen ($525 million). From time to time the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.

    At December 31, 2000, the Company recorded $31 million of unrealized gains in accumulated other comprehensive income (loss) as a result of forward contracts to sell 50.25 billion yen ($500 million) at an average forward rate of 100 yen per dollar with various settlement dates through November 2001. These forward contracts hedge approximately 38% of the Company's anticipated 2001 yen-denominated sales, which also represents approximately 100% of the Company's excess of yen-denominated revenues over expenses. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $23 million in 2000 and losses of $14 million in 1999.

    Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to a single counterparty and monitors the market position with each counterparty. It is the Company's policy to participate in foreign currency hedging transactions with a maximum span of 25 months.

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

    At December 31, 2000, the Company recorded a nominal amount of unrealized gains in accumulated other comprehensive income (loss) as a result of the hedge contracts, which if realized, will be recorded in fuel expense when the related fuel inventory is utilized in 2001. As of December 31, 2000, the Company had hedged approximately 12% of its first quarter 2001 fuel requirements in the form of short-term contracts to secure ongoing operating supplies.

    Interest Rate:  The Company used financial instruments to hedge its exposure to interest rate fluctuations on the variable rate portion of its pass-through certificates issued in 2000. As of December 31, 2000, the Company has $2 million of gains remaining in accumulated other comprehensive income (loss).

    Equant N.V.:  Equant N.V. is an international provider of data network services to multinational businesses, including desktop communications, network services, equipment installation, software development and others. During 1999, the Company sold a portion of its investment for a gain of $48 million ($30 million after tax or $.33 per diluted share). As of December 31, 2000, the Company holds 443,897 depository certificates with an estimated fair market value of $12 million. Each depository certificate represents an interest in Equant N.V. common shares which are subject to certain transferability restrictions and are carried at their original cost, which is nominal.

    priceline.com:  During 1999, the Company entered into agreements with priceline.com, Inc. to provide ticket inventory for sale through priceline.com's Internet site. As part of the agreements, the Company received warrants for 2,062,500 shares with various vesting requirements. During 1999, the Company exercised 312,500 warrants to purchase 296,354 shares, which were recorded as available for sale investments at December 31, 1999. During 2000, the Company sold its shares outstanding from 1999, additional shares converted from warrants exercised during 2000 and a portion of its remaining warrants for a combined gain of $58 million ($36 million after tax or $.40 per diluted share). The remaining 625,000 warrants are valued at fair market value which had a nominal valuation at December 31, 2000.

    Fair Values of Financial Instruments:  The financial statement carrying values equal the fair values of the Company's cash and cash equivalents and restricted short-term investments. As of December 31, these amounts were (in millions):

	Cash and Cash Equivalents		Restricted Short-Term Investments
	2000	1999	2000	1999
Held-to-maturity debt securities:
Commercial paper	$558	$—	$20	$16
Other	—	—	6	3
Available-for-sale debt securities	109	695	9	22
Cash	26	54	—	—

	$693	$749	$35	$41

    The Company considers all unrestricted investments with a remaining maturity of three months or less on their acquisition date to be cash equivalents. The Company classifies investments with a remaining maturity of more than three months on their acquisition date that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. During 2000, there were no purchases of short-term investments classified as available-for-sale securities and proceeds from sales of such securities were $18 million. There were no purchases or sales of short-term investments classified as available-for-sale securities during 1999.

    The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were (in millions):

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-Term Debt	$3,242	$3,286	$3,666	$3,515
Mandatorily Redeemable Preferred Security of Subsidiary	558	506	626	536
Series C Preferred Stock	232	204	243	158

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

	2000	1999	1998
Domestic	$7,634	$6,976	$6,093
Pacific, principally Japan	2,650	2,280	2,016
Atlantic	1,131	1,020	936

Total operating revenues	$11,415	$10,276	$9,045

    The Company's tangible assets consist primarily of flight equipment, which are utilized across geographic markets, and therefore, have not been allocated.

Note 16—Quarterly Financial Data (Unaudited)

    Unaudited quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2000:
Operating revenues	$2,570	$2,927	$3,178	$2,740
Operating income (loss)	(3)	252	354	(34)
Net income (loss)	$3	$115	$207	$(69)

Basic earnings (loss) per common share	$.03	$1.40	$2.49	$(.84)

Diluted earnings (loss) per common share	$.03	$1.26	$2.23	$(.84)

1999:
Operating revenues	$2,281	$2,597	$2,843	$2,555
Operating income (loss)	(14)	264	370	94
Net income (loss)	$(29)	$120	$180	$29

Basic earnings (loss) per common share	$(.36)	$1.47	$2.21	$.35

Diluted earnings (loss) per common share	$(.36)	$1.29	$1.96	$.31

    The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 17—Condensed Consolidating Financial Statements

    The following tables present condensed consolidating financial information for: (i) Northwest, the guarantor for NWA Corp. and (ii) on a combined basis, NWA Corp., a holding company, and all other non-guarantor subsidiaries. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

Condensed Consolidating Statements of Operations for the years ended December 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2000:
Operating revenues	$10,844	$790	$(219)	$11,415
Operating expenses	10,289	761	(204)	10,846

Operating income	555	29	(15)	569
Other income (expense)	(215)	820	(739)	(134)

Income before income taxes	340	849	(754)	435
Income tax expense	138	41	—	179

Net income	$202	$808	$(754)	$256

1999:
Operating revenues	$9,790	$702	$(216)	$10,276
Operating expenses	9,121	632	(191)	9,562

Operating income	669	70	(25)	714
Other income (expense)	(296)	896	(827)	(227)

Income before income taxes	373	966	(852)	487
Income tax expense	149	38	—	187

Net income	$224	$928	$(852)	$300

1998:
Operating revenues	$8,643	$626	$(224)	$9,045
Operating expenses	8,863	576	(203)	9,236

Operating income (loss)	(220)	50	(21)	(191)
Other income (expense)	(239)	(855)	855	(239)

Income (loss) before income taxes	(459)	(805)	834	(430)
Income tax expense (benefit)	(159)	14	—	(145)

Net income	$(300)	$(819)	$834	$(285)

Condensed Consolidating Statements of Cash Flows for the years ended December 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2000:
Net cash from operating activities	$783	$110	$—	$893
Net cash flows from investing activities	(540)	(32)	(7)	(579)
Net cash flows from financing activities	(319)	(58)	7	(370)

Increase (decrease) in cash and cash equivalents	(76)	20	—	(56)
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$659	$34	$—	$693

1999:
Net cash from operating activities	$1,057	$202	$—	$1,259
Net cash flows from investing activities	(954)	215	(234)	(973)
Net cash flows from financing activities	194	(445)	234	(17)

Increase (decrease) in cash and cash equivalents	297	(28)	—	269
Cash and cash equivalents at beginning of period	438	42	—	480

Cash and cash equivalents at end of period	$735	$14	$—	$749

1998:
Net cash from operating activities	$117	$(29)	$—	$88
Net cash flows from investing activities	(775)	450	(788)	(1,113)
Net cash flows from financing activities	579	(602)	788	765

Decrease in cash and cash equivalents	(79)	(181)	—	(260)
Cash and cash equivalents at beginning of period	517	223	—	740

Cash and cash equivalents at end of period	$438	$42	$—	$480

Condensed Consolidating Balance Sheets as of December 31, 2000 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$670	$58	$—	$728
Accounts receivable, net	502	32	—	534
Other current assets	611	185	(44)	752

Total current assets	1,783	275	(44)	2,014
Property and Equipment	5,280	350	4	5,634
Flight Equipment Under Capital Leases, net	565	—	—	565
Other Assets	1,806	4,990	(4,132)	2,664

Total Assets	$9,434	$5,615	$(4,172)	$10,877

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,247	$68	$(8)	$1,307
Accounts payable and other liabilities	1,919	74	(35)	1,958
Current maturities of long-term debt and capital lease obligations	229	24	—	253

Total current liabilities	3,395	166	(43)	3,518
Long-Term Debt and Capital Lease Obligations	3,259	286	—	3,545
Deferred Income Taxes	—	1,353	—	1,353
Other Liabilities	1,384	114	(58)	1,440
Mandatorily Redeemable Preferred Security	558	—	—	558
Redeemable Preferred Stock	—	232	—	232
Common Stockholders' Equity (Deficit)	838	3,464	(4,071)	231

Total Liabilities and Stockholders' Equity (Deficit)	$9,434	$5,615	$(4,172)	$10,877

Condensed Consolidating Balance Sheets as of December 31, 1999 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$757	$32	$1	$790
Accounts receivable, net	497	23	1	521
Other current assets	612	171	(31)	752

Total current assets	1,866	226	(29)	2,063
Property and Equipment	5,351	393	4	5,748
Flight Equipment Under Capital Leases, net	588	—	—	588
Other Assets	1,421	4,078	(3,314)	2,185

Total Assets	$9,226	$4,697	$(3,339)	$10,584

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,362	$65	$(5)	$1,422
Accounts payable and other liabilities	1,745	62	(24)	1,783
Current maturities of long-term debt and capital lease obligations	352	20	—	372

Total current liabilities	3,459	147	(29)	3,577
Long-Term Debt and Capital Lease Obligations	3,585	306	—	3,891
Deferred Income Taxes	—	1,222	—	1,222
Other Liabilities	1,023	127	(73)	1,077
Mandatorily Redeemable Preferred Security of	626	—	—	626
Redeemable Preferred Stock	—	243	—	243
Common Stockholders' Equity (Deficit)	533	2,652	(3,237)	(52)

Total Liabilities and Stockholders' Equity (Deficit)	$9,226	$4,697	$(3,339)	$10,584

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference and will be set forth under the heading "Election of Directors—Information Concerning Director—Nominees" to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference and will be set forth under the headings "Election of Directors—Compensation of Directors," "Election of Directors—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference and will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference and will be set forth under the headings "Election of Directors—Compensation Committee Interlocks and Insider Participation" and "Election of Directors—Related Party Transactions" to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

10.5
Standstill Agreement, among Continental Airlines, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Northwest Airlines, Inc., dated as of November 15, 2000 (filed as Exhibit 99.8 to Continental Airlines, Inc.'s Current Report on Form 8-K dated November 15, 2000 and incorporated herein by reference).
10.6
Standstill Agreement between Northwest Airlines Corporation and David Bonderman, Bonderman Family Limited Partnership, Lectair Partners, Eli Broad, Donald Strum, 1992 Air GP and 1992 Air, Inc. (collectively the "Holders"), dated as of November 20, 1998 (filed as Exhibit 10.8 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.7
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
10.9	First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein.
10.10
Acknowledgement of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated Common Stock Registration Rights Agreement, dated November 20, 1998 (filed as Exhibit 10.28 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.11
Special Facilities Lease between Charter County of Wayne, Michigan and Republic Airlines, Inc. dated December 1, 1985 and Guarantee by and between Northwest (as successor to Republic) and Manufacturers National Bank of Detroit (filed as Exhibit 10.6 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.12
Indenture of Lease Agreement dated October 5, 1961 and related amendments, between the Board of County Road Commissioner of the County of Wayne, Michigan and Northwest, as successor to North Central Airlines, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.13
Amendatory Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 8, 1996 (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).
10.14
First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).
10.15
First Amendment to First Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998 (filed as Exhibit 10.34 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.16
Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996 (filed as Exhibit 10.3 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.17
First Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of September 1997 (filed as Exhibit 10.36 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.18
Second Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998 (filed as Exhibit 10.37 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.19
Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.20
Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.21
Credit Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.
10.22
A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
*10.23
Employment Agreement with Richard H. Anderson dated as of September 1, 1996 (filed as Exhibit 10.66 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
*10.24
Employment Agreement with Douglas M. Steenland dated as of September 1, 1996 (filed as Exhibit 10.54 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
*10.25
Description of employment arrangements with Mickey P. Foret (Filed as Exhibit 10.49 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.26
Employment Agreement with J. Timothy Griffin dated as of September 26, 1994 (filed as Exhibit 10.50 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.27	Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.28	Northwest Officers Excess Benefit Plan (filed as Exhibit 10.43 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.29	1990 Stock Option Plan for Key Employees of the Company (filed as Exhibit 10.44 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.30
1994 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.5 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).
*10.31	1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan.

*10.32
Amendment No. 1 to 1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
*10.33
Amendment No. 2 to 1996 Northwest Airlines Corporation Retention and Long-Term Incentive Compensation Plan (filed as Exhibit 10.74 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
*10.34	Unit Award Agreement with John H. Dasburg dated as of January 26, 1996.
*10.35
Northwest Airlines, Inc. Supplemental Executive Retirement Plan (1995 Statement) (filed as Exhibit 10.61 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.36
Letter agreements dated December 20, 1996 and March 14, 1996 with John H. Dasburg with respect to participation in the Northwest Airlines, Inc. Supplemental Executive Retirement Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.37
Form of Non-Qualified Stock Option Agreement and Form of Amendment thereto for executive officers under the 1994 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.63 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
*10.38	Form of Non-Qualified Stock Option Agreement for executive officers under the 1994 Northwest Airlines Corporation Stock Incentive Plan as amended.
*10.39	Form of Phantom Stock Unit Award Agreement for executive officers under the 1994 Northwest Airlines Corporation Stock Incentive Plan, as amended.
*10.40	Form of Deferred Stock Award Agreement for executive officers under the 1999 Northwest Airlines Corporation Stock Incentive Plan, as amended.
*10.41	The Chairman's Long-Term Retention and Incentive Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.42
Phantom Stock Unit Award Agreement between NWA Corp. and John H. Dasburg (filed as Exhibit 10.63 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.43	2001 Northwest Airlines Corporation Stock Incentive Plan.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included in signature page).

*
Compensatory plans in which the directors and executive officers of Northwest participate.

(b)  Reports on Form 8-K:

  Form 8-K dated November 15, 2000 (Announcing the agreements reached with Continental Airlines, Inc. in respect of the Continental Class A Common Stock owned by the Company).

  Form 8-K dated December 1, 2000 (Letter of guidance for fourth quarter 2000 and first half 2001 capacity outlook) as amended by Form 8-K/A dated December 1, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April 2001.

NORTHWEST AIRLINES CORPORATION
By	/s/ JAMES G. MATHEWS James G. Mathews Vice President—Finance & Chief Accounting Officer (principal accounting officer)

    KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Richard H. Anderson, Mickey P. Foret and James G. Mathews, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and re-substitution, for such individual and in such individual's name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of April 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ RICHARD H. ANDERSON
Richard H. Anderson
 Chief Executive Officer
(principal executive officer)
/s/ MICKEY P. FORET
Mickey P. Foret
 Executive Vice President & Chief Financial Officer (principal financial officer), Chairman and Chief-Executive Officer Northwest Airlines Cargo, Inc.
/s/ JAMES G. MATHEWS
James G. Mathews
 Vice President—Finance & Chief Accounting Officer (principal accounting officer)
/s/ GARY L. WILSON
Gary L. Wilson
 Chairman of the Board
/s/ RAY W. BENNING JR.
Ray W. Benning, Jr.
Director

/s/ RICHARD C. BLUM
Richard C. Blum
 Director
/s/ ALFRED A. CHECCHI
Alfred A. Checchi
 Director
/s/ JAMES G. COULTER
James G. Coulter
 Director
/s/ DORIS KEARNS GOODWIN
Doris Kearns Goodwin
 Director
/s/ DENNIS F. HIGHTOWER
Dennis F. Hightower
 Director
/s/ GEORGE J. KOURPIAS
George J. Kourpias
Director

/s/ FREDERIC V. MALEK Frederic V. Malek Director /s/ WALTER F. MONDALE Walter F. Mondale Director /s/ V. A. RAVINDRAN V. A. Ravindran Director	/s/ MICHAEL G. RISTOW Michael G. Ristow Director Leo M. van Wijk Director

Northwest Airlines Corporation

SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 2000
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$16	$8	$—		$8	(1)	$16
Accumulated allowance for depreciation of flight equipment spare parts	131	37	6	(2)	43	(3)	131
Year Ended December 31, 1999
Allowances deducted from asset accounts:
Allowance for doubtful accounts	23	4	—		11	(4)	16
Accumulated allowance for depreciation of flight equipment spare parts	159	29	4	(2)	61	(3)	131
Year Ended December 31, 1998
Allowances deducted from asset accounts:
Allowance for doubtful accounts	21	12	—		10	(1)	23
Accumulated allowance for depreciation of flight equipment spare parts	149	37	4	(2)	31	(3)	159

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
  At December 31, 2000:
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