Form 10-K/A
period 2000-12-31
NORTHWEST AIRLINES CORP
filed 2001-04-30
CIK 1058033

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 2001 was $1.42 billion.

    As of March 31, 2001, there were 85,156,333 shares of the registrant's Common Stock outstanding.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors:

    NWA Corp. currently has 11 directors who are elected by the holders of the Common Stock of NWA Corp. and three directors who are elected by the holders of Series C Preferred Stock. Information with respect to the business experience and affiliations of NWA Corp.'s directors is set forth below:

Common Stock Directors

    Richard C. Blum, age 65, has served as a director of NWA Corp. since 1989. Mr. Blum is Chairman and President of Richard C. Blum & Associates, Inc., which is the general partner of BLUM Capital Partners, L.P., a merchant banking and long-term strategic equity investment management firm which acts as general partner for various investment partnerships and provides investment banking advisory services. Mr. Blum also serves as a director of URS Corporation, Glenborough Realty Trust, Inc., CB Richard Ellis Services, Inc., Playtex Products, Inc., and Shaklee Corporation. Mr. Blum is also Co-Chairman of Newbridge Capital.

    Alfred A. Checchi, age 52, has served as a director of NWA Corp. since 1989. He was Co-Chairman of the Board of Directors from 1991 to 1997 and sole Chairman of the Board of Directors from 1989 to 1991. Mr. Checchi is currently a private investor. Between 1983 and 1987, he was a principal of Bass Brothers Enterprises. Mr. Checchi began his business career at Marriott Corp. in 1975 and over the next eight years held a variety of management positions, including Vice President of Corporate Development and Treasurer.

    James G. Coulter, age 41, has served as a director of NWA Corp. since 1999. He was a founding partner and since 1992 has served as a Managing Director of Texas Pacific Group, a private equity investment fund. From 1986 to 1992, Mr. Coulter was Vice President of Robert M. Bass Group, Inc., a private investment firm now doing business as Keystone, Inc. From 1986 to 1988, he also was associated with SPO Partners, a private investment firm. Mr. Coulter also serves on the boards of directors of Genesis Health Ventures, Inc., GlobeSpan, Inc., and Oxford Health Plans, Inc.

    John H. Dasburg, age 58, has served as a director of NWA Corp. since 1990. He became Chairman, Chief Executive Officer and President of Burger King Corp. (fast food) on April 1, 2001. He served as President and Chief Executive Officer of NWA Corp. from 1990 through March 2001. Before joining NWA Corp. in November 1989, Mr. Dasburg served in a number of senior executive positions at Marriott Corp. (hospitality industry). Mr. Dasburg also serves on the boards of directors of Genuity Inc. and The St. Paul Companies, Inc.

    Doris Kearns Goodwin, age 58, has served as a director of NWA Corp. since 1997. Ms. Goodwin is a historian and author and has received numerous awards including the Pulitzer Prize in history in 1995. She is currently a member of the Harvard University Board of Overseers and was a Professor of Government at Harvard University from 1969 to 1977.

    Dennis F. Hightower, age 59, has served as a director of NWA Corp. since 1997. In February 2001, he retired as Chief Executive Officer of Europe Online Networks, S.A. (Luxembourg-based broadband interactive entertainment company), a position he held since June 2000. From July 1996 to June 2000 Mr. Hightower was Professor of Management at the Harvard Business School. From March 1995 to June 1996 Mr. Hightower was President of Walt Disney Television & Telecommunications (entertainment) and from June 1987 to March 1995 he was President of Disney Consumer Products, Europe, Middle East and Africa. Mr. Hightower is also a director of The Gillette Company, PanAmSat Corporation, Phillips-Van Heusen Corporation, and The TJX Companies, Inc.

    Frederic V. Malek, age 64, has served as a director of NWA Corp. since 1989. Mr. Malek served as President of Northwest from late 1989 to mid-1990 and was Vice Chairman of Northwest from 1990 through 1991. Mr. Malek is Chairman of Thayer Capital Partners, a Washington, D.C.-based merchant bank, which Mr. Malek formed in 1993. Mr. Malek is a director of American Management Systems, Inc., Automatic Data Processing, Inc., CB Richard Ellis Services, Inc., FPL Group, Inc., Manor Care, Inc., Aegis Communications Group, Inc., Global Vacation Group, and various mutual funds sponsored by PaineWebber Group Inc.

    Walter F. Mondale, age 73, has served as a director of NWA Corp. since January 1997 and previously served as a director of NWA Corp. from 1989 to 1993. He is currently a partner of the law firm of Dorsey & Whitney LLP. Mr. Mondale served as the U.S. Ambassador to Japan from 1993 to 1996, the Vice President of the United States from 1977 to 1981 and as a senator in the U.S. Senate from 1964 through 1977. Mr. Mondale is on the board of directors of CNA Financial Corp., UnitedHealth Group Corporation, and various mutual funds sponsored by BlackRock Financial Management L.P. He also serves on the boards of directors of the Mayo Foundation and the University of Minnesota Foundation.

    V. A. Ravindran, age 53, has served as a director of NWA Corp. since 1992. Since 1987, Mr. Ravindran has been the Chairman of the Board and President of Paracor Finance Inc., a United States merchant bank wholly owned by Fosters Brewing Group Ltd. of Australia. From 1987 to 1992, Mr. Ravindran was an Executive Director of EFG Holdings (USA), the finance group holding company of Fosters Brewing Group Ltd. of Australia, and continues to serve on the board of directors of that company.

    Leo M. van Wijk, age 54, has served as a director of NWA Corp. since 1997 and previously served as a director of NWA Corp. from 1991 to 1996. Mr. van Wijk is President and Chief Executive Officer, Board of Managing Directors of KLM (airline), a position he has held since 1997. He joined KLM in 1971 and has held various positions with KLM, including Managing Director from 1991 through 1996 and Chief Operating Officer from January 1997 through August 1997.

    Gary L. Wilson, age 61, has served as a director of NWA Corp. since 1989. He has been Chairman of the Board of Directors since April 1997 and was Co-Chairman of the Board of Directors from 1991 to 1997. Mr. Wilson also serves as a director of CB Richard Ellis Services, Inc., On Command Corporation and The Walt Disney Company. He joined Disney in 1985 as Executive Vice President and Chief Financial Officer and a director. Before joining Disney, Mr. Wilson served for 11 years in executive positions at Marriott Corp., including Executive Vice President and Chief Financial Officer. Mr. Wilson serves on the board of trustees of Duke University.

Series C Directors

    Ray W. Benning, Jr., age 57, has served as a director of NWA Corp. since 1999. Mr. Benning has been Director of the Airline Division of the International Brotherhood of Teamsters since 1995. Mr. Benning served as Assistant to the Director of the Teamsters Airline Division from 1993 to 1995 and as President of Teamsters Airline Local 2707 from 1985 to 1993.

    George J. Kourpias, age 68, has served as a director of NWA Corp. since 1997. Mr. Kourpias is the retired International President of the IAM, a position he held from 1989 to 1997.

    Michael G. Ristow, age 55, has served as a director of NWA Corp. since 1999. Captain Ristow has been a Northwest pilot for over 30 years and has served as a Captain Representative of ALPA since 1993.

Information Concerning Executive Officers:

    The information regarding executive officers of the Company is included in Part I of this report under the caption "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance:

    Section 16(a) of the Securities Exchange Act of 1934 requires NWA Corp.'s directors, executive officers and persons who beneficially own more than ten percent of any class of NWA Corp.'s equity securities ("Reporting Persons") to file reports of holdings and transactions in NWA Corp.'s equity securities. Based on NWA Corp.'s records and other information, NWA Corp. believes that all Securities and Exchange Commission filing requirements applicable to its Reporting Persons during 2000 were complied with except that a Form 3 was filed late on behalf of Mr. James G. Mathews who became Vice President—Finance and Chief Accounting Officer in November 2000, and a Form 4 was filed late on behalf of Mr. Rolf S. Andresen, who retired in August 2000.

Item 11.  EXECUTIVE COMPENSATION

Chief Executive Officer Annual Compensation

    As reflected in the Summary Compensation Table, John H. Dasburg's base salary and bonus in 2000 totaled $1,617,432 as compared to $1,549,750 in 1999, a 4.3% increase. Mr. Dasburg was not awarded any stock options or other stock based awards in 2000.

    During 2000, Mr. Dasburg's base salary increased so that in 2000 he received $567,432 in base salary as compared to $500,000 in 1999. Mr. Dasburg's base salary had not been increased since he joined Northwest in 1989. Even after the salary increase, Mr. Dasburg's 2000 base salary of $567,432 was significantly below the 2000 base salaries of the Chief Executive Officers at American, Delta, United and Continental, which ranged from a low of $759,375 to a high of $966,879. Mr. Dasburg resigned from Northwest as Chief Executive Officer and President effective March 31, 2001.

Other Compensation Matters

    Effective April 1, 2001, Richard H. Anderson was elected Chief Executive Officer and Douglas M. Steenland was elected President. In 2000, Mr. Anderson, then Executive Vice President and Chief Operating Officer and Mr. Steenland, then Executive Vice President and Chief Corporate Officer, each received a base salary of $481,630 as compared to $432,599 in 1999, an 11% increase. These increases were due to the significant promotions to Chief Operating Officer and Chief Corporate Officer, respectively, that each executive had previously received and their expanded areas of responsibility.

    Messrs. Anderson and Steenland also participated in Northwest's annual cash incentive program, which is a performance-based and formula-driven plan. Payouts under the plan are primarily based on the extent to which Northwest achieves its financial goals for the year. In 2000, Northwest's financial performance was 125% of the Board of Directors' approved financial goals and the formula under the plan specified the bonus payable for such performance. In 1999, Northwest's financial performance was 102% of the approved financial goal for the year resulting in bonuses calculated according to the established formula. In 1998, Northwest reported a net loss of $286 million and Messrs. Anderson and Steenland received no payments that year under the cash incentive plan. Based on Northwest's announced first quarter 2001 net loss of $171 million, it is uncertain what amounts, if any, will be payable under the plan for 2001. Because Northwest's business is cyclical, the average bonus paid over a three-year period is a more appropriate measure of annual incentive compensation. For Messrs. Anderson and Steenland, the average bonus over the 1998-2000 period was $268,000 and $276,000 respectively. Using the three-year average bonus amounts and evidencing the promotions received by these executives during this period, Mr. Anderson's salary and bonus increased 9% from

1998 to 1999 and 7% from 1999 to 2000; Mr. Steenland's salary and bonus increased 9% from 1998 to 1999 and 7% from 1999 to 2000.

    In 2000, the Compensation Committee of the Board of Directors approved certain long term compensation awards to senior executives as part of an overall retention plan. The Committee took this action because Northwest had no meaningful retention plan in place, senior executives were being actively recruited by other companies and Northwest's succession plan provided that Mr. Dasburg would be replaced from among then current Northwest senior executives in the event Mr. Dasburg resigned, which he did effective March 31, 2001. No cash payments were made in 2000 under this retention plan. The restricted stock award value reflected in the Summary Compensation Table is a hypothetical amount. The value of the award to the executive will be realized in 2004 only if the executive remains with Northwest until then and will depend entirely on the price of NWA Corp.'s stock at that time.

Summary Compensation Table

			Annual Compensation				Long-Term Compensation
Name and Principal Position			Salary $	Bonus $		Other Annual Compensation (1) $	Restricted Unit Awards $		Shares Underlying Options #	LTIP Payouts $		All Other Compensation (2) $
John H. Dasburg President & Chief Executive Officer(3)	2000 1999 1998		567,432 500,000 500,000	1,050,000 1,049,750 0	(5)	56,241 31,867 28,376	— 2,002,500 —	(6)	— — —	2,668,500 2,668,500	(4) (7) (7)	63,100 66,594 64,403
Richard H. Anderson Executive Vice President & Chief Operating Officer(8)	2000 1999 1998		481,630 432,599 375,250	517,500 285,390 0		40,583 23,231 21,857	1,851,563 — —	(9)	— 200,000 60,000	— — —		59,541 56,252 38,860
Douglas M. Steenland Executive Vice President & Chief Corporate Officer(10)	2000 1999 1998		481,630 432,599 375,000	543,750 285,390 0		29,166 19,115 19,158	1,851,563 — —	(9)	— 200,000 60,000	— — —		39,237 34,669 34,151
Mickey P. Foret Executive Vice President, Chief Financial Officer & President—Northwest Cargo	2000 1999 1998	(11)	431,638 400,000 217,619	479,250 253,680 250,000		45,567 72,322 36,785	1,234,375 — —	(9)	— — 100,000	— — —		62,469 108,411 64,135
J. Timothy Griffin Executive Vice President—Marketing & Distribution(12)	2000 1999		397,170 371,390	426,000 237,825		3,269 244	1,234,375 —	(9)	— 90,000	— —		13,677 4,772

(1)
Represents tax reimbursement payments.

(2)
The amounts shown for 2000 include (a) the amount of premiums paid for split-dollar life insurance policies ($49,667 for Mr. Dasburg, $34,678 for Mr. Anderson, $27,748 for Mr. Steenland, and $49,500 for Mr. Foret); (b) medical expense reimbursement payments ($9,201 for Mr. Dasburg, $7,294 for Mr. Anderson, $2,124 for Mr. Steenland, $1,263 for Mr. Foret, and $2,692 for Mr. Griffin); (c) the cost of certain travel benefits provided by Northwest to persons designated by the executive ($2,997 for Mr. Dasburg, $16,334 for Mr. Anderson, $8,130 for Mr. Steenland, $10,956 for Mr. Foret, and $9,750 for Mr. Griffin); (d) $750 in contributions to Northwest's 401(k) retirement plan for each of the named executive officers; and (e) $485 in premiums paid for personal excess liability insurance for Messrs. Dasburg, Anderson, Steenland and Griffin.

(3)
Mr. Dasburg resigned as President and Chief Executive Officer of NWA Corp. and Northwest effective March 31, 2001.

(4)
Under the Northwest Airlines Corporation 1996 Long Term Incentive Compensation Plan (the "1996 Long Term Incentive Plan"), the plan administrator will determine, prior to July 1, 2001, whether the performance standards for the two year performance period ending December 31, 2000 have been satisfied. If such performance standards are determined to have been satisfied, 50,000 units will vest as of December 31, 2000 and Mr. Dasburg will be entitled to receive a cash payment in settlement of such units on or before July 1, 2001. Each vested unit has a fixed value of $53.37.

(5)
Includes the dollar value of 20,000 phantom stock units granted to Mr. Dasburg in April 1999 which were vested immediately upon grant and settled in cash ($521,250).

(6)
Represents the dollar value of 60,000 phantom stock units granted to Mr. Dasburg in April 1999, based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($33.375). Each unit represents, when vested, the right to receive a cash payment equal to the average closing price of a share of Common Stock during a designated period in January following the applicable vesting date. Under the terms of the phantom stock award, 20,000 units vest at the end of 1999, 2000 and 2001 so long as Mr. Dasburg remains employed by Northwest at the end of each such year. As of December 31, 2000, 20,000 units remain unvested, with a total dollar value of $602,500 based on the closing market price per share of the Common Stock on December 31, 2000 ($30.125).

(7)
Each of the amounts shown for 1998 and 1999 represents the cash payments on July 1, 1999 and July 1, 2000, respectively, in settlement of 50,000 phantom stock units granted pursuant to the 1996 Long Term Incentive Plan. On December 31, 1998 and December 31, 1999, 50,000 units vested based on the satisfaction of certain established performance standards for the two-year performance period ending on each such date. As stated in footnote (4) above, each unit has a fixed value of $53.37.

(8)
Mr. Anderson was elected Chief Executive Officer of NWA Corp. and Northwest effective April 1, 2001.

(9)
The amounts shown for 2000 represent the dollar value of restricted stock awards granted to Messrs. Anderson (75,000 shares), Steenland (75,000 shares), Foret (50,000 shares) and Griffin (50,000 shares) in April 2000 based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($24.6875). Under the terms of the restricted stock awards, the shares of Common Stock will vest in full on April 28, 2004 so long as the executive remains employed by Northwest on such date. On December 31, 2000 the total dollar value of the restricted stock awards, which will vest on April 28, 2004 only if the executive remains employed by the Company at that time, was $2,259,375 for Messrs. Anderson and Steenland and $1,506,250 for Messrs. Foret and Griffin based on the per share closing price of Common Stock on such date. The per share closing price of Common Stock on the Nasdaq National Market on December 31, 2000 was $30.125.

(10)
Mr. Steenland was elected President of NWA Corp. and Northwest effective April 1, 2001.

(11)
Mr. Foret's election as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest became effective on September 3, 1998.

(12)
Mr. Griffin's election as Executive Vice President—Marketing & Distribution of Northwest became effective on January 25, 1999.

Stock Option Exercises in 2000 and December 31, 2000 Stock Option Values

			Number of Securities Underlying Unexercised Options Held At December 31, 2000 (#)
					Value of Unexercised In-the-Money Options At December 31, 2000(1) ($)
	Shares Acquired On Exercise (#)
		Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John H. Dasburg	—	—	399,968	0	6,849,452	0
Richard A. Anderson	—	—	184,390	220,631	1,244,935	301,498
Douglas M. Steenland	—	—	216,995	221,557	1,847,066	301,498
Mickey P. Foret	—	—	45,000	55,000	68,750	68,750
J. Timothy Griffin	—	—	46,701	82,027	157,425	200,998

(1)
Based on the per share closing price of Common Stock ($30.125) on the Nasdaq National Market on December 31, 2000 minus the exercise price of such options.

Long Term Incentive Plan Awards in Last Fiscal Year

Name	Number of Shares, Units or other Rights (#)(1)	Performance or Other Period Until Maturation or Payout
John H. Dasburg	—	—
Richard H. Anderson	100,000 units	1/1/2000 - 12/31/2004
Douglas M. Steenland	100,000 units	1/1/2000 - 12/31/2004
Mickey P. Foret	66,000 units	1/1/2000 - 12/31/2004
J. Timothy Griffin	66,000 units	1/1/2000 - 12/31/2004

(1)
The phantom stock units were awarded to Messrs. Anderson, Steenland, Foret and Griffin in April 2000 pursuant to the Northwest Airlines Corporation 1994 Stock Incentive Plan, as amended (the "Plan"). Each unit represents, when vested, the right to receive a cash payment equal to the average closing price of a share of Common Stock for the ten trading days immediately preceding June 1 of the year following the applicable performance period. The vesting of units is subject to the satisfaction of performance standards established for each of the five performance periods. The performance standards are established by a subcommittee of the Compensation Committee of the Board of Directors during the initial ninety day period of each performance period and are based on the Company's financial performance relative to that of its competitors during the performance period. The number of units which may vest with respect to a performance period can be zero, 20,000 or 40,000 for Messrs. Anderson and Steenland and zero, 13,200 or 26,400 for Messrs. Foret and Griffin, depending on the extent to which the performance standards for the current and prior periods have been met or exceeded, although the maximum aggregate amount of units which may vest for any performance period can never exceed the product of the number of elapsed performance periods multiplied by 20,000 for Messrs. Anderson and Steenland and 13,200 for Messrs. Foret and Griffin. Upon certain changes in control of NWA Corp. (as defined in the award agreement), all unvested units will become vested immediately upon the effective date of such change in control.

Pension Plans

    The Northwest Airlines, Inc. Retirement Plan for Management Employees (the "Pension Plan") is a non-contributory defined benefit pension plan which covers eligible management employees of Northwest and certain affiliated companies, including the executive officers named in the Summary Compensation Table. The Pension Plan is a qualified plan under the Internal Revenue Code of 1986, as amended (the "Code"), and complies with the Employee Retirement Income Security Act of 1974 ("ERISA"). Benefits under the Pension Plan and the Northwest Airlines Excess Pension Plan for Salaried Employees (the "Excess Pension Plan") are computed under a final average earnings ("FAE") benefit formula. In December 2000 the Board of Directors approved in principle certain changes to the Pension Plan and the Excess Pension Plan, which are expected to be implemented during 2001. The changes are designed to alleviate certain internal equity issues among work groups that will facilitate the movement of employees from contract to salaried positions at Northwest without the potential loss of pension benefits. In addition, a cash balance program will be added to the Pension Plan and the Excess Pension Plan under which Northwest will make monthly pay-based credits to each participant's account based on the participant's age, years of service and monthly recognized earnings. Upon termination of employment with Northwest, all employees who participated in the Pension Plan as of January 1, 2001, will be entitled to receive the greater of their vested pension benefit calculated under the FAE formula or the vested benefit under the new cash balance formula.

    The amount of the annual pension benefit payable under the FAE formula is generally determined by multiplying the participant's final average annual compensation by 60 percent and reducing such amount by an offset for social security benefits payable to the participant and for service of less than

30 years. FAE for purposes of determining pension benefits is the average of the employee's highest 60 consecutive months of total annual cash compensation (including base salary and eligible cash incentive compensation reported in the "Bonus" column of the Summary Compensation Table) during the 120 calendar month period immediately preceding termination of employment. As of December 31, 2000, the credited years of service under the Pension Plan and the Excess Pension Plan for Messrs. Dasburg, Anderson, Steenland, Foret and Griffin are 11.2, 10.2, 9.5, 6.2 and 7.6, respectively. The table below shows the estimated combined annual pension benefit as of December 31, 2000, which would be payable using the FAE formula to participants (including the named executive officers) under the Pension Plan and the Excess Pension Plan. The benefit levels in the table assume retirement at age 65, the credited years of service shown and payment in the form of a single life annuity. Under the plan changes mentioned above, participants will be entitled to elect to receive their vested pension benefits under the Pension Plan in the form of a lump sum or monthly annuity payments upon termination of employment with Northwest. Payment of benefits under the Excess Plan and the SERP (as defined below) will be paid as a lump sum.

	Annual Pension Benefits
Final Average Annual Compensation	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service	35 Years of Service
$400,000	$117,368	$156,490	$195,613	$234,735	$234,735
$600,000	177,368	236,490	295,613	354,735	354,735
$800,000	237,368	316,490	395,613	474,735	474,735
$1,000,000	297,368	396,490	495,613	594,735	594,735
$1,200,000	357,368	476,490	595,613	714,735	714,735
$1,400,000	417,368	556,490	695,613	834,735	834,735
$1,600,000	477,368	636,490	795,613	954,735	954,735
$1,800,000	537,368	716,490	895,613	1,074,735	1,074,735
$2,000,000	597,368	796,490	995,613	1,194,735	1,194,735

    Participants in the Pension Plan whose benefits under the Pension Plan are limited pursuant to applicable law, which includes the executive officers named in the Summary Compensation Table, also participate in the Excess Pension Plan. This plan provides pension benefits to which participants in the Pension Plan would be entitled but for the limit on the maximum annual benefit payable under ERISA and the limit on the maximum amount of compensation which may be taken into account under the Pension Plan ($170,000 as of December 31, 2000). The Excess Pension Plan is a non-contributory plan and uses the same FAE formula and eligibility rules as the Pension Plan. As stated above, a cash balance program will be added to the Excess Pension Plan in the same manner as under the Pension Plan. Pensions under the Excess Pension Plan are not subject to reductions for social security benefits or other offset amounts. Northwest pays all benefits under this plan from its general assets.

    In addition, Northwest has agreed to supplement the pension benefits of Messrs. Dasburg, Anderson, Steenland and Foret under Northwest's Supplemental Executive Retirement Plan (the "SERP") as follows: in the case of Mr. Dasburg, by agreeing to grant him 21 additional credited years of service during the 1994 to 1999 period and a minimum annual pension benefit of $500,000 beginning at age 60; and in the case of Messrs. Anderson, Steenland and Foret, by agreeing to grant each of them over a period of five years up to 10 years of additional credited years of service. In addition, Northwest has agreed to define final average compensation for purposes of determining pension benefits under the FAE formula for Messrs. Dasburg, Anderson, Steenland and Foret as the average of the executive's monthly earnings for the highest 36 months (whether or not consecutive) during the 120 calendar month period immediately preceding termination of employment.

Compensation of Directors

    NWA Corp.'s current policy is to pay an annual retainer fee and meeting fees to its non-employee directors who are not directly affiliated with one of the parties who were original investors in the 1989 acquisition of Northwest and are not Series C Directors. Currently, Messrs. Coulter, Hightower, Mondale and Ravindran and Ms. Goodwin are the only such directors. Each of these directors receives an annual retainer fee of $25,000 and an attendance fee of $1,000 for each Board meeting and each committee meeting attended. All directors of NWA Corp. are reimbursed for ordinary expenses incurred in connection with their attendance at Board and committee meetings. Directors and their spouses and dependent children are eligible for complimentary travel privileges on Northwest. In addition, each director is entitled to $25,000 per year of complimentary travel privileges on Northwest that may be extended to other persons, provided that any amount of such travel privileges utilized by those directors who receive an annual retainer fee reduces dollar for dollar the amount of the annual fee paid to such director.

    Each director is reimbursed by NWA Corp. for income taxes resulting from actual use of the complimentary travel privileges on Northwest by the director, his or her spouse and dependent children. The cost of the complimentary travel privileges extended to Board members, their spouses and dependent children in 2000, including the reimbursement obligation for income tax liability, was as follows: Ray W. Benning, Jr. ($362.03); Alfred A. Checchi ($4,217); Doris Kearns Goodwin ($3,370); Dennis F. Hightower ($2,428.57); George J. Kourpias ($1,097.12); Walter F. Mondale ($5,950.53); and V.A. Ravindran ($1,236.85). Messrs. Wilson and Ristow are considered employees of Northwest and as such are not subject to income taxes from the use of employee pass privileges. Northwest does not maintain records with respect to the value of the personal use of employee pass privileges.

    In recognition of Mr. Wilson's significant contributions and performance as Chairman of the Board of NWA Corp., in June 1999 the Board of Directors established The Chairman's Long-Term Retention and Incentive Program under which Mr. Wilson was awarded 400,000 phantom stock units. Under the terms of the plan, the vesting of such units in annual increments of 40,000 units over the ten-year term of the plan is subject to the achievement of annual performance objectives to be established each year by the administrator of the plan. Each vested unit represents the right to receive a cash payment equal to the average closing price of a share of Common Stock for the last ten trading days of the year in which such unit vested. For the year ended December 31, 2000 the applicable performance objectives were determined to have been satisfied and 40,000 units vested on December 31, 2000 in accordance with the provisions of the plan. Mr. Wilson received a cash payment of $1,070,252 in settlement of such vested units.

Employment Agreements

    Northwest has entered into agreements with Messrs. Anderson, Steenland, Foret and Griffin, which entitle the executive to receive a base salary and to participate in Northwest's Cash Incentive Plan. The agreements have no set terms and the executive's employment under his agreement is terminable by either party for any reason upon 30 days written notice. Northwest's agreement with Messrs. Anderson, Steenland and Griffin provide that, in the event of a termination of the executive's employment by Northwest other than for "cause" (as defined in the agreement) or by the executive for "good reason" (as defined in the agreement) or due to death or disability, the executive will continue to receive certain specified health and welfare benefits under Northwest's benefit plans and programs for a specified period of time and will receive a severance payment equal to, in the case of Messrs. Anderson and Steenland, two times the executive's annual base salary and target incentive payment and, in the case of Mr. Griffin, one times his annual base salary and a pro-rated portion of his target incentive payment. If such executive's employment is terminated by Northwest for any reason other than cause within two years after a "change in control" (as defined in the agreement) or by the executive at any time within six months after such two year period, in either case, the executive will be entitled to all payments and benefits otherwise due for termination. Each executive also is entitled to lifetime travel privileges and a gross-up payment for any excise taxes imposed under Section 4999 of the Code on any payment or distribution made to him by Northwest. Under the terms of Mr. Foret's agreement, in the event Mr. Foret is terminated by Northwest other than for cause or by Mr. Foret for good reason, he will continue to receive certain specified health and welfare benefits and will be entitled to receive a severance payment equal to three times his current annual base salary and target incentive payment. Mr. Foret also is entitled to lifetime travel privileges. Messrs. Anderson, Steenland and Foret are each subject to a one year covenant not to compete in the event the executive terminates his employment without good reason or is terminated by Northwest for cause.

    Messrs. Anderson, Steenland and Foret participate in Northwest's Executive Life Insurance Plan pursuant to which Northwest pays the premium with respect to a $1.0 million whole life insurance policy for each executive. In certain circumstances, Northwest will recover certain of the premiums in the event of the executive's death. Each executive or a trust designated by such executive is the owner of the policy and Northwest reimburses the executive for tax liabilities arising from such premium payments. Messrs. Anderson, Steenland, Foret and Griffin are also entitled to receive certain additional medical benefits.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

    During 2000, the members of the Compensation Committee were Messrs. Malek (Chairman), Hightower, Kourpias and Ravindran.

    Mr. Malek served as President of Northwest from late 1989 to mid-1990. The committee members have no interlocking relationships as defined by the rules and regulations of the Securities and Exchange Commission.

Report of Compensation Committee on Executive Compensation

Policy

    The objectives of Northwest's executive compensation programs are (i) to attract and retain the best and most qualified executives, (ii) to motivate its executives to achieve Northwest's goals, (iii) to link executive and stockholder interests through the use of equity based compensation, and (iv) to compensate executives in a manner that recognizes both corporate and individual contributions.

    Each year, the Committee reviews Northwest's executive compensation policies and programs and the overall compensation paid to each of Northwest's executive officers. The Committee approves all base salary changes and determines the amount of the annual bonus and the number and amount of long-term awards for the Chief Executive Officer and the other executive officers of Northwest. To establish total target compensation levels for Northwest's executives, the Committee regularly reviews competitive compensation data paid to executives in comparable positions at "peer group" companies, which consist of the other major United States airlines and certain other public companies in industries with whom Northwest competes for executive talent. This group differs from the comparison groups included in the performance graph of total stockholder return because Northwest competes for executive talent with a broader group of companies than those included in the performance graph comparison groups. There are three basic components to Northwest's executive compensation programs: base salary, annual incentive bonus, and long-term incentive compensation (primarily stock based). Northwest's executive compensation philosophy places a strong emphasis on performance based compensation.

Discussion

    Base Salary.  The Committee reviews on an annual basis the base salaries of the Chief Executive Officer and the other executive officers of Northwest and makes adjustments based on the executive's individual performance, Company performance and competitive salary data.

    Annual Incentive Plan.  Northwest's annual incentive plan provides for the payment of cash incentive payments to participants only if certain pre-established corporate profitability and individual goals are achieved for the year. The corporate profitability component of the incentive plan requires that the Company achieve a pre-determined level of income contribution, which is established by the Committee based on the Company's operating budget for the year, as approved by the Board of Directors. The income contribution formula is designed to include those income and expense elements that management has the ability to influence. The individual component is based on the participant's performance relative to his or her individual performance objectives for the year, which are weighted to reflect their relative priority. Each year, the Chief Executive Officer establishes the individual performance objectives for each of the executives reporting to him, and the Committee establishes the individual performance objectives for the Chief Executive Officer. For the executive officers named in the Summary Compensation Table, the corporate profitability and individual goals are assigned weightings of 75 percent and 25 percent, respectively. The amount of the target incentive payment for the named executive officers other than Mr. Dasburg is 60 percent of base salary, and the incentive payment in any year can increase to a maximum of two times the target incentive payment depending on performance relative to the corporate profitability and individual goals.

    The cash incentive payments for 2000 paid to each of the named executive officers are shown in the "Bonus" column of the Summary Compensation Table. The Company's income contribution target for 2000 was $1,615 million and the Company's actual adjusted income contribution for the year was $2,151 million, which represents a Company performance level of approximately 125% of its target for 2000. Based on the Company's performance relative to its 2000 income contribution target, the Committee approved cash incentive payments for 2000 to Northwest's executives determined in accordance with the Cash Incentive Plan formula. In 1998 when the Company reported a net loss of $286 million, primarily as a result of a 15-day pilot strike that occurred in 1998, Messrs. Dasburg, Anderson, Steenland and Griffin received no payments under the Cash Incentive Plan.

    Long Term Incentive Compensation.  Under NWA Corp.'s stock incentive plans, stock based compensation (which may include stock options, restricted stock, deferred stock and other stock based awards) may be granted to officers and key employees of NWA Corp. and its affiliates. This equity participation is designed to align the interests of the employees receiving stock awards and NWA Corp.'s stockholders over the long term and is used as a retention tool. The Company's long-term equity-based compensation program consists primarily of stock option grants that vest over a multi-year period. In addition to stock options, awards of restricted stock, deferred stock and restricted units, each of which entitles the holder to one share of Common Stock on vesting (or cash in the Committee's discretion), may be made on a selective basis to individual executives in order to enhance the incentive for them to remain with the Company. The Company periodically grants new awards to provide continuing incentives for future performance. Like base salary and the annual incentive payments, award levels are set with regard to competitive considerations, and each individual's actual award is based upon the individual's performance, potential for increased responsibility and contributions, leadership ability and commitment to the Company's strategic efforts.

    As part of a long term retention and incentive compensation plan, in 2000 the Committee approved deferred stock awards and phantom stock awards to each of the six senior executive officers who reported to Mr. Dasburg in 2000, including each of the executive officers named in the Summary Compensation Table other than Mr. Dasburg. The shares of deferred stock will vest four years from the date of grant if the executive remains employed by Northwest at that time. The phantom stock units will vest in installments over the next four years subject to the satisfaction of performance standards which measure Northwest's financial performance during each performance period relative to that of certain other major United States airlines during such period. No stock options were granted to any of the named executive officers in 2000.

    CEO Compensation.  Mr. Dasburg resigned as President and Chief Executive Officer of NWA Corp. and Northwest, effective March 31, 2001. Effective April 1, 2001, Mr. Anderson was elected Chief Executive Officer of NWA Corp. and Northwest and Mr. Steenland was elected President of NWA Corp. and Northwest. In 2000, Mr. Dasburg's base salary was increased from $500,000 to $600,000 per year. Prior to this increase, Mr. Dasburg's base salary had not been increased since he joined Northwest in November 1989 as Executive Vice President of Finance and Administration. Mr. Dasburg's target annual cash incentive payment is 100% of his base salary. His actual incentive payment for 2000 equaled $1,050,000, reflecting the Company's outstanding financial performance relative to its income contribution target for the year and Mr. Dasburg's performance relative to the goals and objectives established for him by the Committee for 2000. Among the factors the Committee took into account in determining Mr. Dasburg's 2000 incentive payment were the Company's 2000 net income, the profitability of the Company in comparison to other U.S. and foreign flag airlines, and the achievement of certain objectives relating to safety, the recruitment and retention of personnel and alliance relationships.

    No new long term incentive awards were established for Mr. Dasburg in 2000. Under the terms of a phantom stock unit award granted to Mr. Dasburg in 1999, 20,000 phantom stock units vested on December 31, 2000 and were settled in cash based on the average closing price of a share of Common Stock during the period January 10 through January 20 of 2001. In addition, under the terms of the 1996 Northwest Airlines Corporation Retention and Long Term Incentive Compensation Plan (the "1996 Long Term Incentive Plan"), 50,000 phantom stock units vested on December 31, 1999 based on the satisfaction of certain established performance standards for the two-year performance period ending on such date. Mr. Dasburg received a cash payment of $2,668,500 on July 1, 2000 in settlement of such units.

    Compliance with the $1 Million Limit on Deductible Compensation.  In 1993, Section 162(m) of the Internal Revenue Code was enacted which denies a publicly held corporation, such as NWA Corp., a federal income tax deduction for compensation in excess of $1 million in a taxable year paid to each of its chief executive officer and the four other most highly compensated executive officers. Certain "performance based" compensation, such as stock options awarded at fair market value, is not subject to the limitation on deductibility provided that certain stockholder approval and independent director requirements are met.

    To the extent consistent with Northwest's compensation policies and the Committee's assessment of the interests of stockholders, Northwest intends to design its executive compensation programs to preserve its ability to deduct compensation paid to executives under these programs. However, the Committee will balance the costs and burdens involved in compliance with the limitations for deductibility contained in Section 162(m) against the value of the tax benefits to be obtained by the Company thereby, and will in certain instances pay compensation that is not fully deductible if in its determination such costs and burdens outweigh such benefits.

                      Compensation Committee

                      Frederic V. Malek, Chairman
                      Richard C. Blum
                      Dennis F. Hightower
                      George J. Kourpias
                      V. A. Ravindran

Performance Graph

    The following graph compares the cumulative total stockholder return on NWA Corp.'s Common Stock for the last five fiscal years with the cumulative total return for the same period of the Standard & Poor's 500 Stock Index, the Standard & Poor's Airline Index and the AMEX Airline Index. The graph assumes the investment of $100 on December 31, 1995 and reinvestment of all dividends.

	12/31/95	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00
Northwest Airlines Corporation	$100	$76.72	$93.87	$50.12	$43.63	$59.07
S&P 500 Index	$100	$120.26	$157.56	$199.57	$238.54	$214.36
S&P Airline Index(1)	$100	$109.51	$184.13	$177.99	$176.37	$262.56
AMEX Airline Index(2)	$100	$118.24	$197.43	$182.87	$189.92	$209.45

(1)
The S&P Airline Index consists of American Airlines, Delta Air Lines, Southwest Airlines and US Airways.

(2)
The AMEX Airline Index consists of Alaska Air Group, America West Holdings, AMR, Continental Airlines, Delta Air Lines, KLM, NWA Corp., Southwest Airlines, UAL and US Airways.

    The Company has elected to use the AMEX Airline Index as its published industry or line-of-business index because it is comprised of a broader group of airlines than the S&P Airline Index, including many of the network air carriers which are the Company's principal competitors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the holdings, as of March 31, 2001, of NWA Corp.'s capital stock of each current director of NWA Corp., each executive officer named in the Summary Compensation Table included in item 11 of this report, all directors and executive officers of Northwest as a group, and each person known to the Company to beneficially own more than five percent of any class of NWA Corp.'s voting securities. Unless otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Class of Security	Number of Shares(1)(2)	Percent of Class(1)(2)	Percent of Total Voting Power(14)
Directors/Nominees for Director:
Gary L. Wilson(3)	Common Stock	17,245,768	20.3	18.2
Ray W. Benning, Jr.(4)	—	—	—	—
Richard C. Blum(5)	Common Stock	5,276,390	6.2	5.6
Alfred A. Checchi(6)	Common Stock	11,400,117	13.4	12.0
James G. Coulter(7)	Common Stock	1,108,808	1.3	1.2
John H. Dasburg	Common Stock	402,398	*	*
Doris Kearns Goodwin	—	—	—	—
Dennis F. Hightower	Common Stock	1,000	*	*
George J. Kourpias(8)	—	—	—	—
Frederic V. Malek(9)	Common Stock	633,752	*	*
Walter F. Mondale	Common Stock	1,900	*	*
V. A. Ravindran	Common Stock	2,000	*	*
Michael G. Ristow(10)	Common Stock	3,402	*	*
Leo M. van Wijk	—	—	—	—
Executive Officers:
Richard H. Anderson	Common Stock	314,347	*	*
Douglas M. Steenland	Common Stock	338,152	*	*
Mickey P. Foret	Common Stock	107,499	*	*
J. Timothy Griffin	Common Stock	115,921	*	*
All directors and executive officers as a group (22 persons)	Common Stock	37,179,391	43.7	39.1
Other 5% Holders:
BLUM Capital Partners, L.P.(5) 909 Montgomery Street, Suite 400 San Francisco, CA 84133	Common Stock	5,276,390	6.2	5.6
Trusts for pilots c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Common Stock Series C Preferred	7,342,793 66	8.6 *	7.7 *
Trust for ground employees c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Series C Preferred	3,790,057	76.9	5.4

Trust for flight attendants c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Series C Preferred		1,125,275	22.8	1.6
Trusts for all other employees c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Common Stock Series C Preferred	(11)	1,458,305 2,788	1.7 *	1.5 *
AXA Financial, Inc.(12) 787 Seventh Avenue New York, NY 10019	Common Stock		19,344,939	22.7	20.4
Wellington Management Company, LLP(13) 75 State Street Boston, MA 02109	Common Stock		5,494,600	6.5	5.8

*
Less than 1%

(1)
The figures shown include the following shares allocated as of March 31, 2001 to the accounts of participants under the Employee Stock Plan: Dasburg—2,430 shares; Ristow—2,890 shares; Anderson—1,957 shares; Steenland—6,157 shares; Foret—2,499 shares; Griffin—1,220 shares; and all directors and executive officers as a group—19,882 shares.

(2)
The Securities and Exchange Commission deems a person to have beneficial ownership of all shares that such person has the right to acquire within 60 days. The figures shown include the following shares subject to stock options granted under the 1990 Stock Option Plan, the 1994 Stock Incentive Plan or the Pilots Stock Option Plan of NWA Corp. which the particular individual or group has the right to acquire within 60 days of March 31, 2001: Wilson—240,000 shares; Dasburg—399,968 shares; Ristow—512 shares; Anderson—236,390 shares; Steenland—256,995 shares; Foret—55,000 shares; Griffin—64,701 shares; and all directors and executive officers as a group—1,373,274 shares.

(3)
Includes 5,875,946 shares of Common Stock held by members of Mr. Wilson's family as to which Mr. Wilson has sole voting power, and 5,940,651 shares of Common Stock owned by trusts for Mr. Checchi's family, as to which Mr. Checchi and Mr. Wilson, as trustee of such trusts, share voting and investment power. Mr. Wilson disclaims beneficial ownership of the shares held in such trusts. Mr. Wilson's address is 300 Delfren Drive, Los Angeles, CA 90077.

(4)
Mr. Benning is the Director of the Teamsters Airline Division. Mr. Benning disclaims beneficial ownership of the shares beneficially owned by the trust for flight attendants under the Employee Stock Plan.

(5)
Includes (i) 275,000 shares owned directly by an advisory account for which BLUM Capital Partners, L.P. ("BLUM LP") serves as investment advisor, (ii) 263,502 shares owned directly by BLUM LP, and (iii) 4,737,888 shares owned directly by Richard C. Blum & Associates—NWA Partners, L.P. ("RCBA-NWA"), a limited partnership for which BLUM LP serves as sole general partner. Mr. Blum is Chairman and a controlling person of Richard C. Blum & Associates, Inc. ("RCBA Inc."), the sole general partner of BLUM LP. Mr. Blum, RCBA Inc. and BLUM LP disclaim beneficial ownership of the shares except to the extent of any pecuniary interest therein. The address for Mr. Blum, RCBA Inc., BLUM LP and RCBA-NWA is 909 Montgomery Street, Suite 400, San Francisco, CA 94133.

(6)
Includes 5,940,651 shares of Common Stock beneficially owned by trusts for Mr. Checchi's family, as to which Mr. Checchi shares voting and investment power with Gary L. Wilson who is the trustee of such trusts. Mr. Checchi's address is Northwest Airlines Corporation, 5101 Northwest Drive, St. Paul, MN 55111-3034.

(7)
The shares shown are beneficially owned by 1992 Air G.P., a Texas limited partnership, which is a former partner of Air Partners, L.P. Mr. Coulter is a principal stockholder of 1992 Air, Inc., which serves as the general partner of 1992 Air G.P. Mr. Coulter disclaims beneficial ownership of the shares held by 1992 Air G.P.

(8)
Mr. Kourpias is the retired International President of the IAM. Mr. Kourpias disclaims beneficial ownership of the shares beneficially owned by the trust for ground employees under the Employee Stock Plan.

(9)
Includes 465,160 shares of Common Stock held by trusts for Mr. Malek's family.

(10)
Mr. Ristow is a Captain Representative of ALPA. Mr. Ristow disclaims beneficial ownership of the shares beneficially owned by the trust for pilots under the Employee Stock Plan.

(11)
Represents shares of Series C Preferred Stock held by State Street Bank & Trust Company as trustee of the nonqualified trusts for ground employees and flight attendants.

(12)
Based on a Schedule 13G filed with the Securities and Exchange Commission on behalf of AXA Financial, Inc. (formerly known as The Equitable Companies Incorporated), indicating that at December 31, 2000, AXA Financial, Inc., through subsidiaries and affiliates, had sole voting power over 6,517,205 of such shares, shared voting power over 8,401,860 of such shares and sole dispositive power over all such shares.

(13)
Based on a Schedule 13G filed with the Securities and Exchange Commission on behalf of Wellington Management Company, LLP indicating that at December 31, 2000, Wellington Management Company, LLP, on behalf of its clients for which it serves as investment advisor, had shared voting power over 3,572,600 of such shares and shared dispositive power over all such shares.

(14)
The 4,931,797 shares of Series C Preferred Stock are convertible into 6,727,145 shares of Common Stock. Assumes conversion of the Series C Preferred Stock and the issuance of Common Stock pursuant to stock options that are exercisable within 60 days of April 30, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain directors of NWA Corp. are or have been executive officers of companies that sell services to or have other commercial relationships with Northwest in the ordinary course of business. Mr. Mondale is a partner of the law firm of Dorsey & Whitney LLP, which provides legal services to Northwest. Mr. van Wijk is President and Chief Executive Officer of KLM. Northwest and KLM are parties to a trans-atlantic joint venture.

    Mr. Coulter is a principal stockholder of 1992 Air, Inc., which is the general partner of 1992 Air G.P., a Texas limited partnership. In connection with NWA Corp.'s acquisition in November 1998 of beneficial ownership of approximately 8.7 million shares of Class A Common Stock of Continental Airlines, NWA Corp. issued approximately 2.6 million shares of Common Stock and paid approximately $399 million in cash to certain former partners of Air Partners, L.P., including 1992 Air G.P.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2001.

NORTHWEST AIRLINES CORPORATION
By	/s/ James G. Mathews James G. Mathews Vice President—Finance & Chief Accounting Officer (principal accounting officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30thof April 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Richard H. Anderson Richard H. Anderson Chief Executive Officer (principal executive officer)	* John H. Dasburg Director
/s/ Mickey P. Foret Mickey P. Foret Executive Vice President & Chief Financial Officer (principal financial officer), Chairman and Chief Executive Officer Northwest Airlines Cargo, Inc.	* Doris Kearns Goodwin Director * Dennis F. Hightower Director
/s/ James G. Mathews James G. Mathews Vice President-Finance & Chief Accounting Officer (principal accounting officer)	* George J. Kourpias Director
* Gary L. Wilson Chairman of the Board	* Frederic V. Malek Director
* Ray W. Benning, Jr. Director	* Walter F. Mondale Director

	* Richard C. Blum Director	* V. A. Ravindran Director
	* Alfred A. Checchi Director	* Michael G. Ristow Director
	* James G. Coulter Director	Leo M. van Wijk Director
* By:	/s/ James G. Mathews James G. Mathews Attorney-in-fact

QuickLinks

PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES