Form 10-Q
period 2001-03-31
NORTHWEST AIRLINES CORP
filed 2001-05-15
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10—Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-23642

NORTHWEST AIRLINES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	41-1905580 (IRS Employer Identification No.)
2700 Lone Oak Parkway, Eagan, Minnesota (Address of principal executive offices)	55121 (zip code)

(612) 726-2111
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At March 31, 2001, there were 85,156,333 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations—Three months ended March 31, 2001 and 2000	3
	Condensed Consolidated Balance Sheets—March 31, 2001 and December 31, 2000	4
	Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits	14
SIGNATURE		15
EXHIBIT INDEX		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2001	2000
	(Unaudited, in millions except per share amounts)
Operating Revenues
Passenger	$2,208	$2,132
Cargo	185	177
Other	218	200

Total operating revenues	2,611	2,509
Operating Expenses
Salaries, wages and benefits	1,052	852
Aircraft fuel and taxes	480	419
Aircraft maintenance materials and repairs	195	172
Commissions	144	160
Other rentals and landing fees	130	124
Depreciation and amortization	128	121
Aircraft rentals	109	100
Other	609	564

Total operating expenses	2,847	2,512

Operating Loss	(236)	(3)
Other Income (Expense)
Interest expense, net	(74)	(87)
Interest of mandatorily redeemable preferred security holder	(6)	(7)
Investment income	16	12
Other	27	89

Total other income (expense)	(37)	7

Income (Loss) Before Income Taxes	(273)	4
Income tax expense (benefit)	(102)	1

Net Income (Loss)	$(171)	$3

Earnings (loss) per common share:
Basic	$(2.05)	$.03

Diluted	$(2.05)	$.03

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2001	December 31 2000
	(Unaudited, in millions)
Assets
Current Assets
Cash and cash equivalents	$2,270	$693
Restricted short-term investments	77	35
Accounts receivable, net	434	534
Flight equipment spare parts, net	310	313
Prepaid expenses and other	531	439

Total current assets	3,622	2,014
Property and Equipment
Flight equipment, net	4,755	4,602
Other property and equipment, net	1,024	1,032

Total property and equipment	5,779	5,634
Flight Equipment Under Capital Leases, net	560	565
Other Assets
International routes, net	652	657
Investments in affiliated companies	249	836
Other	1,141	1,171

	2,042	2,664

Total Assets	$12,003	$10,877

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,561	$1,307
Short-term borrowings	1,111	6
Accounts payable and other liabilities	1,993	1,952
Current maturities of long-term debt and capital lease obligations	264	253

Total current liabilities	4,929	3,518
Long-Term Debt	3,124	3,051
Long-Term Obligations Under Capital Leases	481	494
Deferred Credits and Other Liabilities
Deferred income taxes	1,250	1,353
Pension and postretirement benefits	896	882
Other	484	558

	2,630	2,793
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	505	558
Redeemable Preferred Stock	230	232
Common Stockholders' Equity
Common stock	1	1
Additional paid-in capital	1,455	1,459
Accumulated deficit	(265)	(94)
Accumulated other comprehensive loss	(2)	(5)
Treasury stock	(1,085)	(1,130)

	104	231

Total Liabilities and Stockholders' Equity	$12,003	$10,877

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2001	2000
	(Unaudited, in millions)
Net Cash Provided by Operating Activities	$163	$139
Cash Flows From Investing Activities
Capital expenditures	(283)	(138)
Net increase in short-term investments	(48)	(9)
Proceeds from sale of investments	582	64
Other, net	13	6

Net cash provided by (used in) investing activities	264	(77)
Cash Flows From Financing Activities
Payments of long-term debt and capital lease obligations	(32)	(315)
Proceeds from sale and leaseback transactions	—	387
Proceeds from short-term borrowings and issuance of long-term debt	1,198	8
Other, net	(16)	(19)

Net cash provided by financing activities	1,150	61
Increase in Cash and Cash Equivalents	1,577	123
Cash and cash equivalents at beginning of period	693	749

Cash and cash equivalents at end of period	$2,270	$872

Available to be borrowed under credit facilities	$5	$1,325

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The condensed consolidated financial statements of Northwest Airlines Corporation (the "Company" or "NWA Corp.") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for 2000. The Company's accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

3.
At March 31, 2001, maturities of long-term debt were $170 million for the remainder of 2001, $154 million in 2002, $130 million in 2003, $489 million in 2004 and $350 million in 2005.

  Non-cash manufacturer financing obtained in connection with the acquisition of aircraft was $2 million and $156 million for the three months ended March 31, 2001 and 2000, respectively.

  On March 29, 2001, the Company borrowed $1.095 billion under its credit facilities and set the interest rate for a one-month period at 6.56%. At March 31, 2001, the Company had $5.0 million available to be borrowed under its revolving credit facilities along with $2.27 billion of cash and cash equivalents, which provided the Company with $2.27 billion of available liquidity. On May 11, 2001 the Company repaid all funds borrowed under its credit facilities.

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

	2001	2000
Domestic	$1,801	$1,750
Pacific, principally Japan	567	561
Atlantic	243	198

Total operating revenues	$2,611	$2,509

5.
As of March 31, 2001, the Company had firm orders for 113 new aircraft including 24 Airbus A330 aircraft, 12 Airbus A320 aircraft, 50 Airbus A319 aircraft, 25 Boeing 757 aircraft and two Boeing 747-400 aircraft. As of March 31, 2001, the Company also had firm orders for 42 Bombardier CRJ200 aircraft, which will be leased to and operated by Northwest Airlink carriers, and the Company has the option to finance these aircraft through long-term operating leases. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.03 billion for the remainder of 2001, $1.57 billion in 2002, $2.11 billion in 2003, $1.05 billion in 2004 and $825 million in 2005.

6.
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31 (in millions, except share data):

	2001	2000
Numerator:
Net income (loss)	$(171)	$3

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	83,441,702	82,128,420
Effect of dilutive securities:
Series C Preferred Stock	—	7,071,110
Shares held in non-qualified rabbi trusts	—	2,495,756
Employee stock options	—	301,994

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	83,441,702	91,997,280

  For the three months ended March 31, 2001, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be anti-dilutive.

  In accordance with the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust," shares held by the Company's non-qualified rabbi trusts (807,868 shares as of March 31, 2001) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income (loss) was ($168) million and $2 million for the three months ended March 31, 2001 and 2000, respectively. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.
The following tables present condensed consolidating financial information for: (i) Northwest Airlines, Inc. ("Northwest"), the principal subsidiary of NWA Corp., the holding company, and (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

  Condensed Consolidating Statements of Operations for the three months ended March 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$2,476	$200	$(65)	$2,611
Operating expenses	2,723	185	(61)	2,847

Operating income (loss)	(247)	15	(4)	(236)
Other income (expense)	(67)	(529)	559	(37)

Income (loss) before income taxes	(314)	(514)	555	(273)
Income tax expense (benefit)	(114)	12	—	(102)

Net income (loss)	$(200)	$(526)	$555	$(171)

2000:
Operating revenues	$2,395	$187	$(73)	$2,509
Operating expenses	2,398	183	(69)	2,512

Operating income (loss)	(3)	4	(4)	(3)
Other income (expense)	(22)	15	14	7

Income (loss) before income taxes	(25)	19	10	4
Income tax expense (benefit)	(6)	7	—	1

Net income (loss)	$(19)	$12	$10	$3

  Condensed Consolidating Statements of Cash Flows for the three months ended March 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Net cash from operating activities	$42	$121	$—	$163
Net cash flows from investing activities	(302)	566	—	264
Net cash flows from financing activities	1,818	(668)	—	1,150

Increase in cash and cash equivalents	1,558	19	—	1,577
Cash and cash equivalents at beginning of period	659	34	—	693

Cash and cash equivalents at end of period	$2,217	$53	$—	$2,270

2000:
Net cash from operating activities	$44	$95	$—	$139
Net cash flows from investing activities	(60)	(17)	—	(77)
Net cash flows from financing activities	131	(70)	—	61

Increase in cash and cash equivalents	115	8	—	123
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$850	$22	$—	$872

  Condensed Consolidating Balance Sheets as of March 31, 2001 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,250	$97	$—	$2,347
Accounts receivable, net	420	14	—	434
Other current assets	697	174	(30)	841

Total current assets	3,367	285	(30)	3,622
Property and Equipment	5,432	347	—	5,779
Flight Equipment Under Capital Leases, net	560	—	—	560
Other Assets	1,792	4,262	(4,012)	2,042

Total Assets	$11,151	$4,894	$(4,042)	$12,003

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,500	$70	$(9)	$1,561
Accounts payable and other liabilities	3,025	100	(21)	3,104
Current maturities of long-term debt and capital lease obligations	238	26	—	264

Total current liabilities	4,763	196	(30)	4,929
Long-Term Debt and Capital Lease Obligations	3,332	273	—	3,605
Deferred Income Taxes	—	1,250	—	1,250
Other Liabilities	1,377	58	(55)	1,380
Mandatorily Redeemable Preferred Security	505	—	—	505
Redeemable Preferred Stock	—	230	—	230
Common Stockholders' Equity	1,174	2,887	(3,957)	104

Total Liabilities and Stockholders' Equity	$11,151	$4,894	$(4,042)	$12,003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended March 31, 2001, the Company reported a net loss of $171 million and an operating loss of $236 million. Diluted loss per common share was $2.05 in the first quarter of 2001 compared with diluted earnings per common share of $.03 in the first quarter of 2000.

    In the first quarter of 2001, the Company recorded a non-recurring, pre-tax charge for retroactive pay and benefits of $94 million related to the tentative agreement reached with the Aircraft Mechanics Fraternal Association ("AMFA"), the union which represents the Company's mechanics, cleaners and custodians, and a gain of $27 million on the sale of the Company's remaining investment in Continental Airlines, Inc. ("Continental"). The first quarter of 2000 included non-recurring net gains of $70 million, predominantly from the sale of a portion of the Company's investments in priceline.com. Diluted loss per share, excluding these non-recurring items for the first quarter of 2001 and 2000 was $1.47 and $.51, respectively.

    Substantially all of the Company's results of operations are attributable to Northwest and the following discussion pertains primarily to Northwest. The Company's results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions. The Company's second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

    Information with respect to the Company's operating statistics follows(1):

	Three months ended March 31
			% Chg.
	2001	2000
Scheduled service:
Available seat miles (ASMs) (millions)	24,987	24,530	1.9
Revenue passenger miles (millions)	18,266	17,777	2.8
Passenger load factor (percent)	73.1	72.5	.6 pts.
Revenue passengers (thousands)	13,364	13,406	(.3)
Revenue yield per passenger mile (cents)	11.86	11.85	.1
Passenger revenue per scheduled ASM (cents)	8.67	8.59	.9
Operating revenue per total ASM (cents)(2)	9.46	9.32	1.5
Operating expense per total ASM (cents)(2)	10.32	9.27	11.3
Operating expense excluding provision for AMFA retro pay and benefits per total ASM (cents)(2)	9.95	9.27	7.3
Cargo ton miles (millions)	540	566	(4.5)
Cargo revenue yield per ton mile (cents)	34.11	31.22	9.3
Fuel gallons consumed (millions)	512	493	3.8
Average fuel cost per gallon (cents)	87.55	79.15	10.6
Number of operating aircraft at end of period	429	416	3.1
Full-time equivalent employees at end of period	53,341	52,175	2.2

(1)
All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft and MLT Inc.

Results of Operations—Three months ended March 31, 2001 and 2000

    Operating Revenues.  Operating revenues increased 4.1% ($102 million). System passenger revenues (which represented 84.6% of total operating revenues) increased 3.6% ($76 million). The increase in system passenger revenue was primarily attributable to a 1.9% increase in Northwest's scheduled service ASMs and a .6 point increase in passenger load factor, resulting in an .9% increase in Northwest's passenger revenue per scheduled ASM ("RASM"). Passenger revenue included $41 million and $25 million of Express revenues for the three months ended March 31, 2001 and 2000, respectively.

    The following analysis by region is based on information reported to the Department of Transportation and excludes Express:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenue (in millions)	$2,167		$1,514		$448		$205
Increase/(Decrease) from 2000:
Passenger revenue (in millions)	$60		$21		$1		$38
Percent	2.9%		1.4%		.2%		23.2%
Scheduled service ASMs (capacity)	1.9%		(.9)%		(3.1)%		31.6%
Passenger load factor	.6	pts.	(.1)	pts.	3.6	pts.	(2.0)	pts.
Yield	.1%		2.6%		(1.0)%		(3.7)%
Passenger RASM	.9%		2.3%		3.4%		(6.4)%

    Domestic passenger revenue increased due to higher yields, partially offset by decreased capacity and passenger load factor. The reconfiguration of first class seating and labor related cancellations both restricted capacity growth. Starting in February, Northwest experienced the impact of a slowing U.S. economy, with an associated decline in corporate business travel, which has adversely impacted yields and revenues.

    Pacific passenger revenue remained flat with decreased capacity and yields being offset by an increased passenger load factor. The introduction of the upgraded World Business Class product, improving seat pitch from 48 inches to 60 inches and eliminating International first class, is the primary reason for the decline in capacity. The average yen per U.S. dollar exchange rates for the three months ended March 31, 2001 and 2000 were 116 and 106, respectively, an 8.6% weakening of the yen.

    Atlantic passenger revenue increased due to an increase in capacity partially offset by decreased yield and passenger load factor. The increased capacity has been a result of additional flying, including the initiation of Detroit-Italy service, increases in Amsterdam-India service and increases in service from both Detroit and Minneapolis/St. Paul to Amsterdam, partially offset by the World Business Class product upgrades.

    Cargo revenue increased 4.5% ($8 million) to $185 million due to a 9.3% increase in cargo revenue yield per ton mile partially offset by 4.5% fewer cargo ton miles resulting from reduced U.S. demand for Asian goods and the weakened yen exchange rates. Service will begin in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. Two additional Boeing 747 aircraft, which were purchased in 2000 and are being converted into freighters, are scheduled to begin revenue service in the summer of 2001. Other revenue increased 9.0% ($18 million) due primarily to increased revenue from MLT Inc.

    Operating Expenses.  Operating expenses increased 13.3% ($335 million). Operating capacity increased 1.8% to 25.03 billion total service ASMs due to planned capacity increases, excluding the impact of the World Business Class and Domestic first class seat reconfigurations, capacity increased 3.6%. Operating expense per total ASM increased 11.3%.

    Salaries, wages and benefits increased 23.5% ($200 million) due to retroactive wages and benefits of $94 million related to the AMFA collective bargaining agreement, which was ratified by the union's membership on May 11, 2001, other wage and benefit increases and an increase in average full-time equivalent employees of 2.3%. Aircraft fuel and taxes increased 14.6% ($61 million) due primarily to a 10.6% increase in average fuel cost per gallon, net of hedging transactions. Aircraft maintenance materials and repairs increased 13.4% ($23 million) as a result of higher third-party engine and airframe repairs. Depreciation and amortization increased 5.8% ($7 million) due to additional owned aircraft. Aircraft rentals increased 9.0% ($9 million) due to additional leased aircraft. Other expenses grew 8.0% ($45 million) largely due to increased outside services, selling and marketing fees, personnel and passenger food costs.

    Other Income and Expense.  Other non-operating income decreased 69.7% ($62 million) primarily due to a $58 million gain recorded in the quarter ended March 31, 2000, from the sale of a portion of the Company's investment in priceline.com, as well as the Company's share of Continental's earnings, also recorded in 2000, partially offset by a $27 million gain recorded in 2001 on the sale of the Company's remaining investment in Continental.

Liquidity and Capital Resources

    At March 31, 2001, the Company had cash and cash equivalents of $2.27 billion and borrowing capacity of $5.0 million under its revolving credit facilities, providing total available liquidity of $2.27 billion. On March 29, 2001, the Company borrowed $1.095 billion under its credit facilities and set the interest rate for a one-month period at 6.56%. On May 11, 2001 the Company repaid all funds borrowed under its credit facilities.

    Net cash provided by operating activities for the three months ended March 31, 2001 was $163 million, a $24 million increase compared with the three months ended March 31, 2000 due primarily to changes in working capital.

    Investing activities in the first quarter of 2001 consisted primarily of the proceeds from the January sale of 6.7 million shares of Continental Class A Common Stock held by the Company for $450 million and the subsequent sale of the remaining shares of Continental Class B Common Stock held by the Company for $132 million, partially offset by the purchase of four Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits. Investing activities in the first quarter of 2000 consisted primarily of the purchase of four AVRO RJ85 aircraft and four Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits, partially offset by the sale of a portion of the Company's investment in priceline.com.

    Financing activities in the first quarter of 2001 consisted primarily of the Company's draw of $1.095 billion under its credit facilities, the financing of four Airbus A319 aircraft with funds from pass-through certificates and payment of debt and capital lease obligations. Financing activities for the three months ended March 31, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft and payment of debt and capital lease obligations.

    In addition to the purchased aircraft discussed above, the Company took delivery of three Bombardier CRJ200 aircraft during the three months ended March 31, 2001. These aircraft were financed with operating leases.

    The current aircraft delivery schedule provides for the acquisition of 113 aircraft over the next six years. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

Other Information

    Labor Agreements.  On May 11, 2001, Northwest's mechanics, custodians and cleaners ratified a new four-year agreement. The agreement provides for lump sum retroactive payments, a one-time pay adjustment, increased wages and pension benefits as well as various work rule modifications. The Company estimates the increased costs under the ratified agreement to be approximately $138 million for the remainder of 2001 based on current levels of employment.

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. The Company's effective average yen per U.S. dollar exchange rate, including hedge activity for the three months ended March 31, 2001 and 2000 was 103 and 112, respectively. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. At March 31, 2001, the Company recorded $49 million of unrealized gains in accumulated other comprehensive loss associated with forward contracts purchased to hedge a portion of its 2001 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. During the quarter ended March 31, 2001, the Company realized pre-tax gains of $10 million associated with forward contracts purchased to hedge its first quarter yen-denominated sales. At March 31, 2001, the Company has hedged approximately 43% of it's anticipated yen-denominated sales for the remainder of 2001 anticipated yen-denominated sales, which also represents approximately 100% of the Company's excess of yen-denominated revenues over expenses in 2001.

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

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation, the general economic environment in the U.S. and other regions of the world and other factors discussed herein. These and other factors are discussed in "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" in Item 1 of the Company's Annual Report on Form 10-K for 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Information required by this item is provided under the caption "Foreign Currency" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Also see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" within the Company's Annual Report on Form 10-K for 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for 2000. In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

Item 6. Exhibits

  (a)
  Exhibits:

  10.1
  A330 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of December 21, 2000 (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit).

  12.1
  Computation of Ratio of Earnings to Fixed Charges.

  12.2
  Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

  (b)
  Reports on Form 8-K:

    Form 8-K dated February 15, 2001

    Form 8-K dated March 14, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION
Dated: May 15, 2001	By:	/s/ JAMES G. MATHEWS James G. Mathews Vice President-Finance & Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	A330 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of December 21, 2000 (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit).
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

QuickLinks

Northwest Airlines Corporation
Northwest Airlines Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Northwest Airlines Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
Northwest Airlines Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Northwest Airlines Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURE
EXHIBIT INDEX