Form 10-Q
period 2001-06-30
NORTHWEST AIRLINES CORP
filed 2001-08-14
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    At June 30, 2001, there were 85,224,271 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Operations—Three months and six months ended June 30, 2001 and 2000.	3
		Condensed Consolidated Balance Sheets—June 30, 2001 and December 31, 2000.	4
		Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2001 and 2000.	5
		Notes to Condensed Consolidated Financial Statements	6
	The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	18
	Item 4.	Submission of Matters to a Vote of Security Holders	18
	Item 6.	Exhibits	19
SIGNATURE			20
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited, in millions except per share amounts
	2001	2000	2001	2000
Operating Revenues
Passenger	$2,362	$2,536	$4,598	$4,693
Cargo	182	210	367	387
Other	171	139	361	314

Total operating revenues	2,715	2,885	5,326	5,394
Operating Expenses
Salaries, wages and benefits	970	897	2,022	1,749
Aircraft fuel and taxes	476	452	956	871
Aircraft maintenance materials and repairs	185	160	380	332
Commissions	139	177	283	337
Other rentals and landing fees	134	128	264	252
Depreciation and amortization	130	122	258	243
Aircraft rentals	111	105	220	205
Other	606	592	1,215	1,156

Total operating expenses	2,751	2,633	5,598	5,145

Operating Income (Loss)	(36)	252	(272)	249
Other Income (Expense)
Interest expense, net	(83)	(83)	(157)	(170)
Interest of mandatorily redeemable preferred security holder	(7)	(7)	(13)	(14)
Investment income	21	17	37	29
Foreign currency gain (loss)	(2)	1	—	4
Other	15	11	40	97

Total other income (expense)	(56)	(61)	(93)	(54)

Income (Loss) Before Income Taxes	(92)	191	(365)	195
Income tax expense (benefit)	(37)	76	(139)	77

Net Income (Loss)	$(55)	$115	$(226)	$118

Earnings (loss) per common share:
Basic	$(.65)	$1.40	$(2.70)	$1.43

Diluted	$(.65)	$1.26	$(2.70)	$1.29

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	June 30 2001	December 31 2000
Assets
Current Assets
Cash and cash equivalents	$1,296	$693
Restricted short-term investments	54	35
Accounts receivable, net	427	534
Flight equipment spare parts, net	305	313
Prepaid expenses and other	497	439

Total current assets	2,579	2,014
Property and Equipment
Flight equipment, net	4,909	4,602
Other property and equipment, net	1,044	1,032

Total property and equipment	5,953	5,634
Flight Equipment Under Capital Leases, net	554	565
Other Assets
International routes, net	646	657
Investments in affiliated companies	275	836
Other	1,623	1,171

	2,544	2,664

Total Assets	$11,630	$10,877

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,667	$1,307
Accounts payable and other liabilities	2,019	1,958
Current maturities of long-term debt and capital lease obligations	238	253

Total current liabilities	3,924	3,518
Long-Term Debt	3,467	3,051
Long-Term Obligations Under Capital Leases	438	494
Deferred Credits and Other Liabilities
Deferred income taxes	1,164	1,353
Pension and postretirement benefits	1,331	882
Other	521	558

	3,016	2,793
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	516	558
Redeemable Preferred Stock	229	232
Common Stockholders' Equity
Common stock	1	1
Additional paid-in capital	1,457	1,459
Accumulated deficit	(320)	(94)
Accumulated other comprehensive income (loss)	(13)	(5)
Treasury stock	(1,085)	(1,130)

	40	231

Total Liabilities and Stockholders' Equity	$11,630	$10,877

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Unaudited, in millions)
	2001	2000
Net Cash Provided by Operating Activities	$259	$690
Cash Flows From Investing Activities
Capital expenditures	(580)	(269)
Net (increase) decrease in short-term investments	(29)	12
Other, net	590	77

Net cash used in investing activities	(19)	(180)
Cash Flows From Financing Activities
Proceeds from issuance of short-term borrowings and long-term debt	1,600	256
Proceeds from sale and leaseback transactions	—	387
Payments of long-term debt and capital lease obligations	(121)	(810)
Payment of short-term borrowings	(1,103)	—
Other, net	(13)	(23)

Net cash provided by (used in) financing activities	363	(190)
Increase in Cash and Cash Equivalents	603	320
Cash and cash equivalents at beginning of period	693	749

Cash and cash equivalents at end of period	$1,296	$1,069

Available to be borrowed under credit facilities	$1,122	$1,325

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The condensed consolidated financial statements of Northwest Airlines Corporation (the "Company" or "NWA Corp.") included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for 2000. The Company's accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

3.
At June 30, 2001, maturities of long-term debt were $91 million for the remainder of 2001, $154 million in 2002, $134 million in 2003, $493 million in 2004 and $354 million in 2005.

  Manufacturer financing obtained in connection with the acquisition of aircraft, which is considered non-cash, was $9 million and $252 million for the six months ended June 30, 2001 and 2000, respectively.

4.
The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Domestic	$1,855	$1,917	$3,655	$3,667
Pacific, principally Japan	549	653	1,116	1,214
Atlantic	311	315	555	513

Total operating revenues	$2,715	$2,885	$5,326	$5,394

5.
As of June 30, 2001, the Company had firm orders for 108 new aircraft including 24 Airbus A330 aircraft, 12 Airbus A320 aircraft, 46 Airbus A319 aircraft, 24 Boeing 757 aircraft and two Boeing 747-400 aircraft. As of June 30, 2001, and including an order placed in July 2001, the Company also had firm orders for 35 Bombardier CRJ200 aircraft and 75 Bombardier CRJ440 aircraft, which will be leased or subleased to and operated by Northwest Airlink regional carriers. The Company has the option to finance these CRJ aircraft through long-term operating lease commitments from the manufacturer. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $749 million for the remainder of 2001, $1.99 billion in 2002, $2.09 billion in 2003, $1.47 billion in 2004 and $1.32 billion in 2005.

  The Company intends to fund its aircraft deliveries through a combination of internally generated funds, debt and leases. Financing commitments are in place for all of the aircraft on order and are available for use by the Company.

6.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Numerator:
Net income (loss) (in millions)	$(55)	$115	$(226)	$118

Denominator:
Weighted-average shares outstanding for basic earnings per share	84,379,477	82,477,999	83,913,180	82,303,209
Effect of dilutive securities:
Series C Preferred Stock	—	7,004,327	—	7,037,718
Shares held in non-qualified rabbi trusts	—	2,218,706	—	2,357,231
Employee stock options and unvested restricted shares	—	476,982	—	334,223

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	84,379,477	92,178,014	83,913,180	92,032,381

  For the three and six months ended June 30, 2001, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be anti-dilutive.

  In accordance with the Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust, shares held by the Company's non-qualified rabbi trusts (804,596 shares as of June 30, 2001) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

7.
Comprehensive income (loss) was ($66) million and $161 million for the three months ended June 30, 2001 and 2000, respectively, and ($234) million and $163 million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income (loss) consists of net income plus other comprehensive income.

8.
The Company accounts for certain airport leases under the Emerging Issues Task Force ("EITF") Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain airport construction projects committed to after September 23, 1999, to be recorded on the balance sheet. These capitalized expenditures of $26 million at June 30, 2001 are recorded in other property and equipment, with the corresponding obligation included in long-term obligations under capital leases, and relate to airport improvements at Memphis.

9.
The following tables present condensed consolidating financial information for: (i) Northwest Airlines, Inc. ("Northwest"), the principal indirect subsidiary of NWA Corp., the holding company, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp. and (iii) NWA

  Corp. on a consolidated basis. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

    Condensed Consolidating Statements of Operations for the three months ended June 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$2,597	$161	$(43)	$2,715
Operating expenses	2,633	158	(40)	2,751

Operating income (loss)	(36)	3	(3)	(36)
Other income (expense)	(67)	(156)	167	(56)

Income (loss) before income taxes	(103)	(153)	164	(92)
Income tax expense (benefit)	(35)	(2)	—	(37)

Net income (loss)	$(68)	$(151)	$164	$(55)

2000:
Operating revenues	$2,796	$143	$(54)	$2,885
Operating expenses	2,540	144	(51)	2,633

Operating income (loss)	256	(1)	(3)	252
Other income (expense)	(71)	366	(356)	(61)

Income before income taxes	185	365	(359)	191
Income tax expense	71	5	—	76

Net income	$114	$360	$(359)	$115

    Condensed Consolidating Statements of Operations for the six months ended June 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$5,074	$360	$(108)	$5,326
Operating expenses	5,356	343	(101)	5,598

Operating income (loss)	(282)	17	(7)	(272)
Other income (expense)	(134)	(685)	726	(93)

Income (loss) before income taxes	(416)	(668)	719	(365)
Income tax expense (benefit)	(149)	10	—	(139)

Net income (loss)	$(267)	$(678)	$719	$(226)

2000:
Operating revenues	$5,191	$330	$(127)	$5,394
Operating expenses	4,938	326	(119)	5,145

Operating income	253	4	(8)	249
Other income (expense)	(93)	382	(343)	(54)

Income before income taxes	160	386	(351)	195
Income tax expense	65	12	—	77

Net income	$95	$374	$(351)	$118

    Condensed Consolidating Balance Sheets as of June 30, 2001 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$1,278	$72	—	$1,350
Accounts receivable, net	413	14	—	427
Other current assets	662	189	(49)	802

Total current assets	2,353	275	(49)	2,579
Property and Equipment	5,602	351	—	5,953
Flight Equipment Under Capital Leases, net	554	—	—	554
Other Assets	2,278	3,988	(3,722)	2,544

Total Assets	$10,787	$4,614	$(3,771)	$11,630

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,617	$57	$(7)	$1,667
Accounts payable and other liabilities	1,986	76	(43)	2,019
Current maturities of long-term debt and capital lease obligations	213	25	—	238

Total current liabilities	3,816	158	(50)	3,924
Long-Term Debt and Capital Lease Obligations	3,633	272	—	3,905
Deferred Income Taxes	—	1,164	—	1,164
Other Liabilities	1,837	66	(51)	1,852
Mandatorily Redeemable Preferred Security	516	—	—	516
Redeemable Preferred Stock	—	229	—	229
Common Stockholders' Equity	985	2,725	(3,670)	40

Total Liabilities and Stockholders' Equity	$10,787	$4,614	$(3,771)	$11,630

    Condensed Consolidating Statements of Cash Flows for the six months ended June 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Net cash from operating activities	$205	$54	$—	$259
Net cash flows from investing activities	(598)	582	(3)	(19)
Net cash flows from financing activities	982	(622)	3	363

Increase in cash and cash equivalents	589	14	—	603
Cash and cash equivalents at beginning of period	659	34	—	693

Cash and cash equivalents at end of period	$1,248	$48	$—	$1,296

2000:
Net cash from operating activities	$601	$89	$—	$690
Net cash flows from investing activities	(168)	(10)	(2)	(180)
Net cash flows from financing activities	(117)	(75)	2	(190)

Increase in cash and cash equivalents	316	4	—	320
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$1,051	$18	$—	$1,069

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended June 30, 2001, the Company reported a net loss of $55 million and an operating loss of $36 million. Loss per common share was $.65 compared with diluted earnings per common share of $1.26 for the second quarter of 2000. The Company experienced continuing softness in business traffic caused by weak U.S. and Asian economies that have continued to negatively impact corporate travel and yields industry-wide. As a result, the Company expects to reduce third and fourth quarter 2001 capacity growth by approximately one and five percentage points, respectively, from earlier projections and has implemented measures to defer discretionary and other non-operationally critical spending as it focuses on improving financial performance.

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

    Information with respect to the Company's operating statistics follows(1):

	Three months ended June 30				Six months ended June 30
			% Chg.				% Chg.
	2001	2000			2001	2000
Scheduled service:
Available seat miles (ASM) (millions)	26,233	26,134	0.4		51,220	50,664	1.1
Revenue passenger miles (millions)	20,447	20,835	(1.9)		38,713	38,612	0.3
Passenger load factor (percent)	77.9	79.7	(1.8	) pts.	75.6	76.2	(0.6	) pts.
Revenue passengers (thousands)	15,049	15,334	(1.9)		28,412	28,740	(1.1)
Yield per revenue passenger mile (cents)	11.31	12.04	(6.1)		11.65	12.02	(3.1)
Passenger revenue per scheduled ASM (cents)	8.82	9.60	(8.1)		8.80	9.16	(3.9)
Operating revenue per total ASM (cents)(2)	9.52	10.26	(7.2)		9.49	9.81	(3.3)
Operating expense per total ASM (cents)(2)	9.55	9.24	3.4		9.93	9.26	7.2
Operating expense excluding provision for AMFA retro pay and benefits per total ASM (cents)(2)					9.75	9.26	5.3
Cargo ton miles (millions)	568	631	(10.0)		1,108	1,196	(7.3)
Cargo revenue yield per ton mile (cents)	32.11	33.23	(3.4)		33.09	32.30	2.4
Fuel gallons consumed (millions)	545	533	2.2		1,057	1,026	3.0
Average fuel cost per gallon, excluding fuel tax (cents)	81.71	79.68	2.5		84.54	79.42	6.4
Number of operating aircraft at end of period					438	424	3.3
Full-time equivalent employees at end of period					52,997	52,942	0.1

(1)
All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of Boeing 747 freighter aircraft, MLT Inc. and gain/loss on disposal of assets.

Results of Operations—Three months ended June 30, 2001 and 2000

    Operating loss was $36 million in 2001 compared with operating income of $252 million in 2000. A decrease in revenue of $170 million was primarily caused by sluggish U.S. and Asian economic conditions that have continued to negatively impact corporate travel and yields industry-wide. Increases in operating expenses of $118 million are due primarily to higher wages and benefits, aircraft maintenance and fuel prices.

    Operating Revenues.  Operating revenues decreased 5.9% ($170 million). System passenger revenues (excluding Express revenues of $48 million and $27 million for the three months ended June 30, 2001 and 2000, respectively) decreased 7.8% ($195 million). The decrease in system passenger revenue was primarily attributable to a 6.1% decrease in yield and a 1.9% decrease in revenue passenger miles ("RPM"), resulting in a 8.1% decrease in passenger revenue per scheduled ASM ("RASM").

    The following analysis by market is based on information reported to the Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenue (in millions)	$2,314		$1,608		$432		$274
Increase (Decrease) from 2000:
Passenger revenue (in millions)	(195)		(98)		(86)		(11)
Percent	(7.8)%		(5.8)%		(16.6)%		(3.8)%
Scheduled service ASMs (capacity)	0.4%		1.1%		(4.2)%		6.2%
Passenger load factor	(1.8	) pts.	(2.3	) pts.	(0.1	) pts.	(2.6	) pts.
Yield	(6.1)%		(3.9)%		(12.9)%		(6.8)%
Passenger RASM	(8.1)%		(6.8)%		(12.9)%		(9.4)%

    Domestic passenger revenue decreased due to lower yields and passenger load factor partially offset by a modest increase in capacity. Growth in capacity was restricted, to a large extent, by the reconfiguration of first class seating. Northwest continued to experience the impact of a slowing U.S. economy in the second quarter, with an associated decline in corporate travel, which has adversely affected yields and revenues.

    Pacific passenger revenue decreased due to lower yields and capacity. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and eliminated international first class, is the primary reason for the decline in capacity. The average yen per U.S. dollar exchange rates for the three months ended June 30, 2001 and 2000 were 123 and 107, respectively, a 13% weakening of the yen. In response to the significant decline in Pacific revenue, beginning in September, the Company will suspend flights between Osaka and the following cities: Seattle, Kuala Lumpur, Kaohsiung, Los Angeles and Manila.

    Atlantic passenger revenue decreased due to a decline in yield and passenger load factor partially offset by an increase in capacity. The increased capacity has been a result of additional flying, including increases in both Detroit and Minneapolis/St. Paul-Amsterdam service and the initiation of Miami-Amsterdam service, partially offset by the World Business Class product reconfiguration. Effective October 28, 2001 the Company will seasonally suspend its Detroit-Rome service.

    Cargo revenue decreased 13.3% ($28 million) to $182 million due to a 3.4% decrease in cargo revenue yield per ton mile and 10% fewer cargo ton miles, resulting from reduced U.S. demand for Asian goods and the weakened yen exchange rate. Service began in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. The Company's eleventh and twelfth freighters have been placed in revenue service to support this agreement. Other revenue increased 23% ($32 million) due primarily to increased revenue from MLT Inc., KLM joint venture alliance settlements and frequent flyer program partnership revenue.

    Operating Expenses.  Operating expenses increased 4.5% ($118 million). Operating capacity increased .4% to 26.26 billion total service ASMs due to planned capacity increases. Operating expense per total ASM increased 3.4%.

    Salaries, wages and benefits rose 8.1% ($73 million) due to wage rate and benefit increases and a slight increase in average full-time equivalent employees. Aircraft fuel and taxes increased 5.3% ($24 million) due primarily to a 2.5% increase in average fuel cost per gallon and a 2.2% increase in fuel gallons used. Aircraft maintenance materials and repairs increased 15.6% ($25 million) as a result of a higher level of scheduled work within the routine engine and airframe maintenance cycle. Commissions decreased by 21.5% ($38 million) primarily due to lower passenger revenue and a lower percentage of commissionable transactions. Depreciation and amortization increased 6.6% ($8 million) due to additional owned aircraft. Aircraft rentals increased 5.7% ($6 million) due to additional leased aircraft.

    Other Income and Expense.  Other non-operating expense decreased by $5 million, primarily due to higher investment income.

Results of Operations—Six months ended June 30, 2001 and 2000

    Operating loss was $272 million in 2001 compared with operating income of $249 million in 2000. A decrease in revenue of $68 million was primarily caused by weaker U.S. and Asian economic conditions that have negatively impacted corporate travel and yields industry-wide. Increases in operating expenses of $453 million are due primarily to additional wage and benefit costs, higher fuel prices and increases in aircraft maintenance costs.

    Operating Revenues.  Operating revenues decreased 1.3% ($68 million). System passenger revenues (excluding Express revenues of $89 million and $52 million for the six months ended June 30, 2001 and 2000, respectively) decreased 2.8% ($132 million). The decrease in system passenger revenues was primarily attributable to a decrease in yield of 3.1% and a decrease in the passenger load factor of .6 points, resulting in a 3.9% decrease in RASM.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenue (in millions)	$4,509		$3,147		$881		$480
Increase (Decrease) from 2000:
Passenger revenue (in millions)	(132)		(75)		(85)		28
Percent	(2.8)%		(2.3)%		(8.8)%		6.2%
Scheduled service ASMs (capacity)	1.1%		0.1%		(3.7)%		16.6%
Passenger load factor	(0.6	) pts.	(1.2	) pts.	1.6	pts.	(3.1	) pts.
Yield	(3.1)%		(0.8)%		(7.2)%		(5.5)%
Passenger RASM	(3.9)%		(2.4)%		(5.3)%		(8.9)%

    Domestic passenger revenue decreased primarily due to lower yields and passenger load factor. The reconfiguration of first class seating and labor related cancellations both restricted capacity growth. In the first half of 2001, Northwest experienced a sluggish U.S. economy that has continued to negatively impact corporate travel and yields industry-wide.

    Pacific passenger revenue was lower due to decreased yields and capacity, offset by an increased passenger load factor of 1.6 points. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and eliminated international first class, is the primary reason for the decline in capacity. The average yen per U.S. dollar exchange rates for the six months ended June 30, 2001 and 2000 were 121 and 107, respectively, a 11.6% weakening of the yen.

    Atlantic passenger revenue rose due to an increase in capacity that was offset by lower yields and passenger load factor. Capacity increased as a result of new flying, including the initiation of Miami-Amsterdam service, as well as increases in both Detroit and Minneapolis/St. Paul-Amsterdam service and Amsterdam-India service, but was partially offset by World Business Class product reconfiguration.

    Cargo revenue decreased 5.2% ($20 million) due to a 7.3% decline in cargo ton miles resulting from reduced U.S. demand for Asian goods, offset by an increase in cargo revenue yield per ton mile of 2.4%. Other revenue increased 15% ($47 million) due primarily to increased revenue from MLT Inc., KLM joint venture alliance settlements and frequent flyer program partnership revenue.

    Operating Expenses.  Operating expenses increased 8.8% ($453 million). Operating capacity increased 1.1% to 51.29 billion total service ASMs due to planned capacity increases. Operating expense per total ASM increased 7.2%.

    Salaries, wages and benefits increased 15.6% ($273 million), due largely to wage rate and benefit increases, which included a non-recurring charge for retroactive pay and benefits of $94 million related to the Aircraft Mechanics Fraternal Association collective bargaining agreement, and a slight increase in average full-time equivalent employees. Aircraft fuel and taxes increased 9.8% ($85 million) due primarily to a 6.4% increase in average fuel cost per gallon and a 3.0% increase in fuel gallons used. Aircraft maintenance materials and repairs increased 14.5% ($48 million) primarily due to a higher level of scheduled work within the routine engine and airframe maintenance cycle. Commissions decreased by 16% ($54 million) primarily due to lower passenger revenue and a lower percentage of commissionable transactions. Depreciation and amortization increased 6.2% ($15 million) due to additional owned aircraft. Aircraft rentals increased 7.3% ($15 million) due to additional leased aircraft. Other expenses increased 5.1% ($59 million) largely due to higher volume of business for MLT Inc., increased outside services, personnel and selling and marketing fees.

    Other Income and Expense.  Other non-operating expense increased $39 million primarily due to a $58 million gain recorded in 2000 from the sale of a portion of the Company's investment in priceline.com, partially offset by a $27 million gain recorded in 2001 on the sale of the Company's remaining investment in Continental Airlines, Inc. ("Continental").

Liquidity and Capital Resources

    At June 30, 2001, the Company had cash and cash equivalents of $1.30 billion and borrowing capacity of $1.12 billion under its revolving credit facilities, providing total available liquidity of $2.42 billion.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $259 million, a $431 million decrease compared with the six months ended June 30, 2000, due primarily to decreased operational performance.

    Investing activities in the six months ended June 30, 2001 consisted primarily of the January sale of 6.7 million shares of Continental Class A Common Stock held by the Company for $450 million and the subsequent sale of the remaining shares of Continental Class B Common Stock held by the Company for $132 million, partially offset by the purchase of eight Airbus A319 aircraft, one Boeing 757-200 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits. Investing activities in the six months ended June 30, 2000 consisted primarily of the purchase of seven AVRO RJ85 aircraft and six Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits, partially offset by the sale of a portion of the Company's investment in priceline.com.

    Financing activities in the six months ended June 30, 2001 consisted primarily of the Company's draw in March and subsequent repayment in May of $1.095 billion under its revolving credit facilities, the issuance of $300 million of 8.875% unsecured notes due 2006, the financing of eight Airbus A319 aircraft, seven of which were financed with funds from pass-through certificates and one with long-term bank debt, and the payment of debt and capital lease obligations. Financing activities for the six months ended June 30, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft and payment of debt and capital lease obligations.

    In addition to the purchased aircraft discussed above, the Company took delivery of ten Bombardier CRJ200 aircraft during the six months ended June 30, 2001. These aircraft were financed with long-term leveraged operating leases provided by the manufacturer.

    In June 2001, the Company completed an offering of $581 million of pass-through certificates due in 2022 at a blended fixed coupon rate of 7.18% to finance the acquisition of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft scheduled to be delivered from February 2002 through October 2002. In June 2001, the Company completed an offering of $396 million of floating rate European Enhanced Equipment Trust Certificates due in 2013 at a blended floating rate of 60 basis points over LIBOR (initially set at 4.45%) to finance the acquisition of nine new Airbus A319 aircraft and five new Airbus A320 aircraft scheduled to be delivered from November 2001 through July 2002.

    The cash proceeds from the two issues of certificates are invested and held in escrow with a depositary bank and enable the Company to finance the acquisition of these aircraft through secured debt financing. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the pass-through certificates will not be direct obligations of the Company or Northwest.

    The current aircraft delivery schedule provides for the acquisition of 108 aircraft over the next five years, all with committed financing. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital and finance commitments.

    In the second quarter, the Company completed two long-term airport bond financings of $136 million and $64 million related to airport improvements in Minneapolis/St. Paul and Seattle, respectively. These financings were for periods of 25 and 29 years at fixed rates of 7.27% and 7.49%, respectively, and will be recorded as other property and equipment and long-term obligations under capital leases when the funds are drawn for construction purposes. See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of airport construction financing.

Other Information

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. The Company's effective average yen per U.S. dollar exchange rate, including hedge activity for the three months ended June 30, 2001 and 2000 was 102 and 108, respectively. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. As of June 30, 2001, the Company has recorded $49 million, net of tax, of unrealized gains in accumulated other comprehensive income associated with forward contracts purchased to hedge a portion of its 2001 and 2002 yen-denominated sales at an average forward rate of 100 and 114 yen per dollar, respectively. Hedging gains or losses are recorded in revenue when transportation is provided. During the three months ended June 30, 2001, the Company realized pre-tax gains of $23 million associated with forward contracts purchased to hedge its yen-denominated sales. At June 30, 2001, the Company has hedged approximately 43% of its anticipated yen-denominated sales for the remainder of 2001 and 42% of 2002 anticipated yen-denominated sales, which also represents approximately 100% of the Company's excess of yen-denominated revenues over expenses for each period, respectively.

    New Accounting Standards.  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize them. The Company will adopt SFAS 142 in the first quarter of 2002, and as a result, anticipates that it will no longer amortize its indefinite life intangible assets and goodwill. Amortization of these assets was $24 million in 2000. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and therefore, the effect, if any, of these tests on the earnings and financial position of the Company has not yet been determined.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on June 28, 2001. The stockholders of the Company voted on four items at the Annual Meeting. The first was a proposal to elect ten Common Stock directors, each to serve until the next annual meeting of stockholders. Votes were cast by the holders of the Common Stock as follows:

Nominee	Votes For	Votes Withheld
Richard C. Blum	80,269,886	361,650
Alfred A. Checchi	80,030,732	600,804
John H. Dasburg	71,176,591	9,454,945
Doris Kearns Goodwin	77,197,559	3,433,977
Dennis F. Hightower	80,298,401	333,135
Frederic V. Malek	80,147,195	484,341
Walter F. Mondale	79,762,954	868,582
V.A. Ravindran	80,289,148	342,388
Leo M. van Wijk	73,519,829	7,111,707
Gary L. Wilson	80,187,314	444,222

    The second item was the election by the holders of the outstanding Series C Preferred Stock of a slate of three Series C directors, Messrs. Benning, Kourpias and Ristow, each to serve until the next annual meeting of stockholders. The Series C directors were elected by the following vote:

  5,167,107 votes in favor
  390 votes against
  420 abstentions

    The third item was a proposal to approve certain amendments to the 1994 Northwest Airlines Corporation Stock Incentive Plan, which would increase the maximum number of shares of Common Stock available for issuance, extend the term of the Plan and make certain other changes to the Plan. The amendments were approved as follows:

  62,302,118 votes in favor
  16,061,631 votes against
  94,001 abstentions

    The fourth item was a stockholder proposal requesting that a stockholder vote be required for the Company to adopt or maintain a poison pill. The stockholder proposal was not approved by the stockholders. The vote with respect to the proposal was as follows:

  32,114,574 votes in favor
  46,048,915 votes against
  294,260 abstentions

Item 6. Exhibits

(a)	Exhibits:
	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
(b)	Reports on Form 8-K:
Form 8-K dated May 1, 2001
Form 8-K dated June 5, 2001
Form 8-K dated June 20, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northwest Airlines Corporation
Dated: August 14, 2001	By:	/s/ JAMES G. MATHEWS James G. Mathews Vice President-Finance & Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
  SIGNATURE
  EXHIBIT INDEX