Form 10-Q
period 2001-09-30
NORTHWEST AIRLINES CORP
filed 2001-11-14
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    At September 30, 2001, there were 85,304,300 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations—Three months and nine months ended September 30, 2001 and 2000.	3
	Condensed Consolidated Balance Sheets—September 30, 2001 and December 31, 2000.	4
	Condensed Consolidated Statements of Cash Flows—nine months ended September 30, 2001 and 2000.	5
	Notes to Condensed Consolidated Financial Statements	6
The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements, are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE		22
EXHIBIT INDEX		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited, in millions except per share amounts)
	2001	2000	2001	2000
Operating Revenues
Passenger	$2,272	$2,770	$6,870	$7,463
Cargo	177	220	544	607
Other	145	151	506	465

Total operating revenues	2,594	3,141	7,920	8,535
Operating Expenses
Salaries, wages and benefits	1,024	943	3,046	2,692
Aircraft fuel and taxes	454	541	1,410	1,412
Aircraft maintenance materials and repairs	156	155	536	487
Commissions	135	173	418	510
Other rentals and landing fees	136	137	400	389
Depreciation and amortization	172	123	430	366
Aircraft rentals	113	109	333	314
Other	559	606	1,774	1,762

Total operating expenses	2,749	2,787	8,347	7,932

Operating Income (Loss)	(155)	354	(427)	603
Other Income (Expense)
Airline Stabilization Act funds	249	—	249	—
Interest expense, net	(89)	(79)	(246)	(249)
Interest of mandatorily redeemable preferred security holder	(6)	(8)	(19)	(22)
Investment income	15	17	52	46
Foreign currency gain (loss)	(6)	4	(6)	8
Other	17	54	57	151

Total other income (expense)	180	(12)	87	(66)

Income (Loss) Before Income Taxes	25	342	(340)	537
Income tax expense (benefit)	6	135	(133)	212

Net Income (Loss)	$19	$207	$(207)	$325

Earnings (loss) per common share:
Basic	$.22	$2.49	$(2.47)	$3.94

Diluted	$.20	$2.23	$(2.47)	$3.52

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	September 30 2001	December 31 2000
Assets
Current Assets
Cash and cash equivalents	$2,814	$693
Restricted short-term investments	80	35
Accounts receivable, net	361	534
Flight equipment spare parts, net	295	313
Prepaid expenses and other	404	439

Total current assets	3,954	2,014
Property and Equipment
Flight equipment, net	4,995	4,602
Other property and equipment, net	1,073	1,032

Total property and equipment	6,068	5,634
Flight Equipment Under Capital Leases, net	549	565
Other Assets
International routes, net	640	657
Investments in affiliated companies	240	836
Other	1,786	1,171

	2,666	2,664

Total Assets	$13,237	$10,877

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,438	$1,307
Accounts payable and other liabilities	2,466	1,958
Current maturities of long-term debt and capital lease obligations	249	253

Total current liabilities	4,153	3,518
Long-Term Debt	4,737	3,051
Long-Term Obligations Under Capital Leases	530	494
Deferred Credits and Other Liabilities
Deferred income taxes	1,142	1,353
Pension and postretirement benefits	1,357	882
Other	539	558

	3,038	2,793
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	539	558
Redeemable Preferred Stock	227	232
Common Stockholders' Equity
Common stock	1	1
Additional paid-in capital	1,459	1,459
Accumulated deficit	(302)	(94)
Accumulated other comprehensive income (loss)	(62)	(5)
Treasury stock	(1,083)	(1,130)

	13	231

Total Liabilities and Stockholders' Equity	$13,237	$10,877

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Unaudited, in millions)
	2001	2000
Net Cash Provided by Operating Activities	$657	$870
Cash Flows From Investing Activities
Capital expenditures	(1,014)	(490)
Net increase in short-term investments	(56)	(2)
Proceeds from sale of investment in Continental Airlines, Inc.	582	—
Other, net	9	86

Net cash used in investing activities	(479)	(406)
Cash Flows From Financing Activities
Proceeds from issuance of short-term borrowings and long-term debt	3,160	562
Payment of short-term borrowings	(1,107)	—
Proceeds from sale and leaseback transactions	84	387
Payments of long-term debt and capital lease obligations	(159)	(1,129)
Other, net	(35)	(34)

Net cash provided by (used in) financing activities	1,943	(214)
Increase in Cash and Cash Equivalents	2,121	250
Cash and cash equivalents at beginning of period	693	749

Cash and cash equivalents at end of period	$2,814	$999

Available to be borrowed under credit facilities	$2	$1,325

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

2.
On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While these aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. airline industry's passenger traffic and yields. As a result of these events the Company has reduced its scheduled capacity by approximately 20% on an available seat mile basis, recorded a pre-tax charge of $26 million for employee severance costs related to the reduction in capacity and a pre-tax, non-cash fleet impairment charge for non-operating aircraft of $35 million recorded in depreciation and amortization. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to determine the fair market value of these assets in reducing these aircraft's net book value. In addition, the downturn in passenger revenue requires the Company to review its operating aircraft and intangible assets for impairment. Due to the present lack of predictability of future traffic and yields, the Company is not able to reasonably estimate future cash flows generated by these long-lived assets and therefore will perform impairment reviews once this information is more predictable. The magnitude of any potential charge may be significant. The Company also recorded other income of $249 million related to financial assistance from the U.S. Government under the Air Transportation Safety and System Stabilization Act ("Airline Stabilization Act"). See further discussion of these events and actions taken by the Company in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.
The income tax expense (benefit) is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes and nondeductible expenses.

4.
At September 30, 2001, maturities of long-term debt were $58 million for the remainder of 2001, $173 million in 2002, $152 million in 2003, $509 million in 2004 and $1.33 billion in 2005.

  Manufacturer financing obtained in connection with the acquisition of aircraft, which is considered non-cash, was $15 million and $258 million for the nine months ended September 30, 2001 and 2000, respectively.

  On September 11, 2001, the Company borrowed $1.12 billion under its revolving credit facilities and set the variable interest rate at one-month LIBOR plus 1.5%, 5.0% at September 30, 2001. At September 30, 2001, the Company had $2 million available to be borrowed under its revolving credit facilities along with $2.814 billion of cash and cash equivalents, which provided the Company with $2.816 billion of available liquidity.

  As of September 30, 2001, the Company's existing $1.125 billion unsecured credit agreement consisted of (i) a $725 million five-year revolving credit facility, ($8 million of which has been utilized to establish letters of credit); (ii) a $150 million 364-day revolving credit facility renewable annually in October at the option of the lenders; and (iii) a $250 million 364-day revolving credit facility renewable annually in October at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005.

  On October 23, 2001, the Company repaid its $150 million 364-day revolving credit facility and amended its remaining revolving credit facilities to modify certain of the financial covenants in the credit agreement for such facilities and to grant to the lenders thereunder a security interest in the Company's Pacific route system and certain aircraft. This collateral had previously been subject to a negative pledge in favor of such lenders. The credit facilities under the amended credit agreement consist of (i) a $725 million revolving facility available until October 2005, and (ii) a $250 million 364-day revolving credit facility expiring in October 2002 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. Borrowings under these secured credit facilities currently bear interest at a variable rate equal to one-month LIBOR plus 2.0%, presently 4.51%.

5.
The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving overseas destinations are classified in the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region (in millions):

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Domestic	$1,677	$1,980	$5,332	$5,648
Pacific, principally Japan	629	804	1,745	2,018
Atlantic	288	357	843	869

Total operating revenues	$2,594	$3,141	$7,920	$8,535

6.
As of September 30, 2001, the Company had firm orders for 99 new aircraft including 24 Airbus A330 aircraft, 11 Airbus A320 aircraft, 41 Airbus A319 aircraft, 21 Boeing 757 aircraft and two Boeing 747-400 aircraft. Additionally, the Company had firm orders for 29 Bombardier CRJ200 aircraft and 75 Bombardier CRJ440 aircraft, which will be leased or subleased to and operated by Northwest Airlink regional carriers. The Company has the option to finance the CRJ aircraft through long-term operating lease commitments from the manufacturer. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $280 million for the remainder of 2001, $2.06 billion in 2002, $2.05 billion in 2003, $1.45 billion in 2004 and $1.32 billion in 2005.

  The Company intends to fund its aircraft deliveries through a combination of internally generated funds, debt and leases. Financing commitments available for use by the Company are in place for all of the aircraft on order.

7.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Numerator:
Net income (loss) (in millions)	$19	$207	$(207)	$325

Denominator:
Weighted-average shares outstanding for basic earnings per share	84,503,281	82,842,600	84,112,042	82,484,319
Effect of dilutive securities:
Series C Preferred Stock	6,644,434	6,886,960	—	6,987,099
Shares held in non-qualified rabbi trusts	769,178	2,026,410	—	2,246,152
Employee stock options and unvested restricted shares	265,726	917,489	—	530,064

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	92,182,619	92,673,459	84,112,042	92,247,634

  For the nine months ended September 30, 2001, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be anti-dilutive.

  In accordance with the Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust, shares held by the Company's non-qualified rabbi trusts (760,188 shares as of September 30, 2001) are treated as treasury stock and excluded from the shares outstanding calculation for basic earnings per share.

8.
Comprehensive income (loss) was ($30) million and $221 million for the three months ended September 30, 2001 and 2000, respectively, and ($264) million and $384 million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income (loss) consists of net income plus other comprehensive income.

9.
The Company accounts for certain airport leases under the Emerging Issues Task Force ("EITF") Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain airport construction projects committed to after September 23, 1999, to be recorded on the balance sheet. These capitalized expenditures of $136 million at September 30, 2001 are recorded in other property and equipment, with the corresponding obligation included in long-term obligations under capital leases, and relate to airport improvements at Minneapolis-St. Paul, Memphis and Seattle.

10.
The following tables present condensed consolidating financial information for: (i) Northwest Airlines, Inc. ("Northwest"), the principal indirect subsidiary of NWA Corp., the holding company, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp., and (iii) NWA Corp. on a consolidated basis. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

    Condensed Consolidating Statements of Operations for the three months ended September 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$2,483	$147	$(36)	$2,594
Operating expenses	2,649	132	(32)	2,749

Operating income (loss)	(166)	15	(4)	(155)
Other income	173	37	(30)	180

Income before income taxes	7	52	(34)	25
Income tax expense	6	—	—	6

Net income	$1	$52	$(34)	$19

2000:
Operating revenues	$3,045	$140	$(44)	$3,141
Operating expenses	2,699	129	(41)	2,787

Operating income	346	11	(3)	354
Other income (expense)	(53)	637	(596)	(12)

Income before income taxes	293	648	(599)	342
Income tax expense	111	24	—	135

Net income	$182	$624	$(599)	$207

    Condensed Consolidating Statements of Operations for the nine months ended September 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$7,556	$508	$(144)	$7,920
Operating expenses	8,005	475	(133)	8,347

Operating income (loss)	(449)	33	(11)	(427)
Other income (expense)	39	(648)	696	87

Income (loss) before income taxes	(410)	(615)	685	(340)
Income tax expense (benefit)	(143)	10	—	(133)

Net income (loss)	$(267)	$(625)	$685	$(207)

2000:
Operating revenues	$8,236	$471	$(172)	$8,535
Operating expenses	7,638	455	(161)	7,932

Operating income	598	16	(11)	603
Other income (expense)	(146)	1,019	(939)	(66)

Income before income taxes	452	1,035	(950)	537
Income tax expense	176	36	—	212

Net income	$276	$999	$(950)	$325

    Condensed Consolidating Balance Sheets as of September 30, 2001 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,829	$65	$—	$2,894
Accounts receivable, net	345	16	—	361
Other current assets	561	180	(42)	699

Total current assets	3,735	261	(42)	3,954
Property and Equipment	5,717	351	—	6,068
Flight Equipment Under Capital Leases, net	549	—	—	549
Other Assets	2,457	3,801	(3,592)	2,666

Total Assets	$12,458	$4,413	$(3,634)	$13,237

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,397	$46	$(5)	$1,438
Accounts payable and other liabilities	2,427	77	(38)	2,466
Current maturities of long-term debt and capital lease obligations	222	27	—	249

Total current liabilities	4,046	150	(43)	4,153
Long-Term Debt and Capital Lease Obligations	5,008	259	—	5,267
Deferred Income Taxes	—	1,142	—	1,142
Other Liabilities	1,897	46	(47)	1,896
Mandatorily Redeemable Preferred Security	539	—	—	539
Redeemable Preferred Stock	—	227	—	227
Common Stockholders' Equity	968	2,589	(3,544)	13

Total Liabilities and Stockholders' Equity	$12,458	$4,413	$(3,634)	$13,237

    Condensed Consolidating Statements of Cash Flows for the nine months ended September 30 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Net cash from operating activities	$517	$140	$—	$657
Net cash flows from investing activities	(1,053)	577	(3)	(479)
Net cash flows from financing activities	2,647	(707)	3	1,943

Increase in cash and cash equivalents	2,111	10	—	2,121
Cash and cash equivalents at beginning of period	659	34	—	693

Cash and cash equivalents at end of period	$2,770	$44	$—	$2,814

2000:
Net cash from operating activities	$736	$134	$—	$870
Net cash flows from investing activities	(386)	(18)	(2)	(406)
Net cash flows from financing activities	(113)	(103)	2	(214)

Increase in cash and cash equivalents	237	13	—	250
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$972	$27	$—	$999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    For the quarter ended September 30, 2001, the Company reported net income of $19 million and an operating loss of $155 million. Diluted earnings per common share were $.20 compared with $2.23 for the third quarter of 2000.

    In the third quarter of 2001 the Company recorded net non-recurring pre-tax charges of $61 million related to the events of September 11, 2001. These charges are comprised of fleet impairments for non-operating aircraft of $35 million and employee severance costs of $26 million. The Company also recorded other income of $249 million related to financial assistance from the U.S. Government under the Airline Stabilization Act. The third quarter of 2000 included non-recurring net gains of $25 million, comprised of the Company's share of an affiliate's arbitration settlement and a gain on the sale of a software license. Diluted earnings (loss) per share, excluding these non-recurring items, was ($1.18) and $2.06 for the third quarter of 2001 and 2000, respectively.

    On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While these aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. airline industry's passenger traffic and yields. Immediately following these events, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. to be grounded, an order that remained in place for over 48 hours. The Company was only able to operate a limited portion of its scheduled flights for several days after the grounding order was lifted as it repositioned displaced aircraft and crews. Passenger traffic and yields on both domestic and international flights declined significantly when flights were permitted to resume, and the number of tickets refunded was substantially above normal. The Company has continued to experience significantly lower revenue and has incurred additional costs (e.g. higher security and insurance premiums) as compared to periods prior to September 11, 2001. In addition to increased insurance rates, aviation insurers have also significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events.

    On September 21, 2001, Congress passed, and the President subsequently signed into law, the Airline Stabilization Act which provides, in part, (i) $5 billion in payments to compensate U.S. air carriers for losses incurred by the airline industry as a result of the terrorist attacks on the U.S. that occurred on September 11, 2001; (ii) $10 billion of federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders, subject to certain conditions and fees, including the potential requirement that the Government be issued warrants or other equity instruments in connection with such loan guarantees; (iii) limitations on air carrier officer and employee compensation if the air carrier receives federal loan guarantees; (iv) provisions designed to ensure the continuity of air service to communities, including Government subsidized essential air service to small communities; (v) reimbursement to U.S. air carriers by the Government of certain increased insurance costs for the operation of aircraft incurred by air carriers; (vi) deferral of the deposits by U.S. air carriers for payments on certain taxes; and (vii) limitations of liability for U.S. air carriers, and establishment of a federal victims compensation fund and claims procedure, relating to the terrorist attacks of September 11, 2001, and, at the discretion of the Secretary of Transportation, limitations of liability for U.S. air carriers for acts of terrorism committed during a 180-day period following enactment of the Airline Stabilization Act.

    Under the Airline Stabilization Act, each air carrier is entitled to receive the lesser of (i) its direct and incremental pre-tax losses for the period of September 11, 2001 to December 31, 2001 or (ii) its available seat mile and/or revenue ton mile allocation of the $5 billion compensation available under the Airline Stabilization Act. The Company had received a total of $230 million as of September 30,

2001 and subsequently received $19 million in early October. The Company expects to receive approximately $250 million of additional funds under the Airline Stabilization Act.

    The Company expects the decreased passenger traffic and yields to continue for the foreseeable future as the airline industry makes the necessary changes to operations and procedures. In response, the Company has taken several steps to mitigate the impact on its results of operations and financial condition. These steps include an approximate 20% reduction in scheduled capacity on an available seat mile basis, a reduction in its work force related to the decrease in capacity, and deferrals and cancellations of discretionary and other non-operationally critical spending. The reduction in capacity resulted in 24 aircraft being temporarily removed from scheduled service. Carrying values of these aircraft will be evaluated based on anticipated future cash flows, which are dependent on future demand for air travel and related yields. In addition, the downturn in passenger revenue will require the Company to review its operating aircraft and intangible assets for impairment. Due to the present lack of predictability of future traffic and yields, the Company at this time is not able to reasonably estimate future cash flows generated by these long-lived assets and therefore will perform impairment reviews once this information is more predictable. The magnitude of any potential charge is not presently known but may be significant.

    While the Company expects that these actions will mitigate the financial impact of the events of September 11, certain of these actions do not necessarily result in the immediate reduction of costs. For example, the lower capacity may not result in lower airport facility charges due to the fixed nature of these costs and the reduction in work force may result in a re-measurement of the pension liability in the fourth quarter. A re-measurement may show that additional pension liability should be recognized and may have a significant negative non-cash impact on pension expense and accumulated other comprehensive income. Despite these actions, the Company is unable to determine at this time the full impact of September 11 or its aftermath. Consequently, these events could still cause a material adverse effect on the financial condition and results of operations of the Company in the future. The Company will continue to evaluate its operations and financial position in light of the future operating environment and will take additional steps it deems necessary.

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

    Information with respect to the Company's operating statistics follows(1):

	Three months ended September 30				Nine months ended September 30
	2001	2000	% Chg.		2001	2000	% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	26,018	27,577	(5.7)		77,238	78,241	(1.3)
Revenue passenger miles (millions)	19,731	21,968	(10.2)		58,444	60,580	(3.5)
Passenger load factor (percent)	75.8	79.7	(3.9	) pts.	75.7	77.4	(1.7	) pts.
Revenue passengers (thousands)	14,296	15,950	(10.4)		42,708	44,690	(4.4)
Yield per revenue passenger mile (cents)	11.24	12.44	(9.6)		11.51	12.17	(5.4)
Passenger revenue per scheduled ASM (cents)	8.53	9.91	(13.9)		8.71	9.42	(7.5)
Operating revenue per total ASM (cents)(2)	9.18	10.63	(13.6)		9.39	10.10	(7.0)
Operating expense per total ASM (cents)(2)	9.45	9.29	1.7		9.77	9.27	5.3
Operating expense excluding provision for AMFA retro pay and benefits per total ASM (cents)(2)					9.65	9.27	4.1
Cargo ton miles (millions)	534	635	(15.9)		1,642	1,831	(10.3)
Cargo revenue per ton mile (cents)	33.11	34.76	(4.7)		33.10	33.14	(0.1)
Fuel gallons consumed (millions)	539	565	(4.5)		1,596	1,591	0.3
Average fuel cost per gallon, excluding fuel tax (cents)	78.85	90.57	(12.8)		82.62	83.38	(0.9)
Number of operating aircraft at end of period					427	427	—
Full-time equivalent employees at end of period					48,166	52,830	(8.8)

(1)
All statistics exclude Express Airlines I, Inc. ("Express"), a wholly-owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of Boeing 747 freighter aircraft, MLT Inc. and gain/loss on disposal of assets.

Results of Operations—Three months ended September 30, 2001 and 2000

    Operating loss was $155 million in 2001 compared with operating income of $354 million in 2000. A decline in revenue of $547 million was primarily caused by the significant decrease in passenger traffic and yields after the terrorist attacks that occurred on September 11, 2001 as well as sluggish U.S. and Asian economic conditions that have continued to negatively impact corporate travel and yields industry-wide.

    Operating Revenues.  Operating revenues decreased 17.4% ($547 million). System passenger revenues (excluding Express) decreased 18.8% ($515 million). The decrease in system passenger revenue was primarily attributable to a 9.6% decrease in yield and a 10.2% decrease in revenue passenger miles ("RPM"), resulting in a 13.9% decrease in passenger revenue per scheduled ASM ("RASM"). Express revenues increased 45.9% ($17 million) to $54 million, due to increased capacity from 17 additional CRJ aircraft.

    The following analysis by market is based on information reported to the Department of Transportation ("DOT") and excludes Express:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenues (in millions)	$2,218		$1,434		$515		$269
Increase (Decrease) from 2000:
Passenger revenues (in millions)	(515)		(326)		(145)		(44)
Percent	(18.8)%		(18.5)%		(22.0)%		(14.0)%
Scheduled service ASMs (capacity)	(5.7)%		(4.9)%		(10.0)%		(0.5)%
Passenger load factor	(3.9	) pts.	(3.5	) pts.	(4.2	) pts.	(4.2	) pts.
Yield	(9.6)%		(10.2)%		(8.8)%		(9.0)%
Passenger RASM	(13.9)%		(14.3)%		(13.3)%		(13.6)%

    Domestic passenger revenues decreased due to lower yields, passenger load factor and capacity. Northwest continued to experience the impact of the slowing U.S. economy in the third quarter as well as a decline in business and leisure travel due to the events of September 11, 2001. Approximately 57% of the decrease in domestic passenger revenue occurred after the terrorist attacks on September 11, 2001. In response to the resulting decline in demand for air travel after the terrorist attacks, domestic fourth quarter capacity was reduced 15%, as compared to 2000, on an available seat mile basis.

    Pacific passenger revenues decreased due to lower yields, passenger load factor and capacity. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and eliminated international first class, further reduced capacity before September 11, 2001. Passenger load factors and yield have declined primarily due to slowing Asian economies and the events of September 11, 2001. In response to the significant decline in Pacific revenues before September 11, 2001, the Company suspended flights between Osaka and the following cities: Seattle, Kuala Lumpur, Kaohsiung, Los Angeles and Manila. Approximately 37% of the decrease in Pacific passenger revenue occurred after the terrorist attacks on September 11, 2001. In response to the reduced demand for air travel after the terrorist attacks, Pacific fourth quarter capacity was reduced 18%, as compared to 2000, on an available seat mile basis. The average yen per U.S. Dollar exchange rates for the three months ended September 30, 2001 and 2000 were 121 and 108, respectively, a 10.7% weakening of the yen. Additional information regarding the Company's yen exposure and currency hedging activities is provided under the caption "Foreign Currency" within "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Information".

    Atlantic passenger revenues decreased due to a decline in yields and passenger load factor. In response to the reduced demand for air travel after the terrorist attacks, Atlantic fourth quarter capacity was reduced 15%, as compared to 2000, on an available seat mile basis.

    Cargo revenues decreased 19.5% ($43 million) to $177 million due to a 4.7% decline in yield per ton mile and 15.9% fewer cargo ton miles. These decreases result primarily from reduced U.S. demand for Asian goods, the weakened yen per U.S. dollar exchange rate and the temporary suspension of cargo shipments carried on passenger aircraft immediately following the events of September 11, 2001. Service began in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. The Company's eleventh and twelfth freighters have been placed in revenue service to support this agreement.

    Other revenue decreased 4.0% ($6 million) due primarily to a decrease in KLM joint venture alliance settlements, partially offset by increases in charter and other miscellaneous revenue.

    Operating Expenses.  Operating expenses decreased 1.4% ($38 million). Operating expense per total ASM increased 1.7% as operating capacity declined 5.6% to 26.08 billion total service ASMs,

which resulted from the FAA grounding order and reduced capacity compared to levels before September 11, 2001.

    Salaries, wages and benefits rose 8.6% ($81 million), due primarily to wage rate and benefit increases related to the Aircraft Mechanics Fraternal Association collective bargaining agreement reached earlier in the year, $26 million for employee severance costs related to the reduction in capacity following the events of September 11, 2001, and $7 million of severance costs recorded earlier in the quarter. Aircraft fuel and taxes decreased 16.1% ($87 million) as a result of a 12.9% decrease in average fuel cost per gallon and a 4.5% decrease in fuel gallons used. Commissions decreased by 22.0% ($38 million) primarily due to lower passenger revenue and a lower percentage of commissionable transactions. Depreciation and amortization increased 39.8% ($49 million), which largely represents a charge of $35 million related to reductions in the estimated market value of non-operating aircraft.

    Other Income and Expense.  Other non-operating income increased by $192 million, due to $249 million recognized under the Airline Stabilization Act partially offset by $10 million of higher interest expense and $25 million in gains recorded in 2000.

Results of Operations—Nine months ended September 30, 2001 and 2000

    Operating loss was $427 million in 2001 compared with operating income of $603 million in 2000. A decrease in revenue of $615 million was primarily caused by weaker U.S. and Asian economic conditions that have negatively impacted corporate travel and yields industry-wide as well as the terrorist attacks that occurred on September 11, 2001. Increases in operating expenses of $415 million are due primarily to additional wage and benefit costs and increases in aircraft maintenance costs.

    Operating Revenues.  Operating revenues decreased 7.2% ($615 million). System passenger revenues (excluding Express revenues of $143 million and $89 million for 2001 and 2000, respectively) decreased 8.8% ($647 million). The decrease in system passenger revenues was primarily attributable to a decrease in yield of 5.4%, a 3.5% decrease in revenue passenger miles and a decrease in the passenger load factor of 1.7 points, resulting in a 7.5% decline in RASM.

    The following analysis by market is based on information reported to the DOT and excludes Express:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenues (in millions)	$6,727		$4,582		$1,396		$749
Increase (Decrease) from 2000:
Passenger revenues (in millions)	(647)		(401)		(230)		(16)
Percent	(8.8)%		(8.0)%		(14.1)%		(2.1)%
Scheduled service ASMs (capacity)	(1.3)%		(1.6)%		(5.9)%		9.9%
Passenger load factor	(1.7	) pts.	(2.0	) pts.	(0.4	) pts.	(3.5	) pts.
Yield	(5.4)%		(3.9)%		(8.3)%		(7.2)%
Passenger RASM	(7.5)%		(6.6)%		(8.7)%		(10.9)%

    Domestic passenger revenues decreased primarily due to lower yields, passenger load factor and capacity. The reconfiguration of first class seating and labor related cancellations both restricted capacity growth. In the nine months ending September 30, 2001, Northwest experienced a weak U.S. economy that has continued to negatively impact corporate travel and yields industry-wide. The events of September 11, 2001 further reduced demand in both business and leisure travel in the last half of September and the Company expects this reduced demand to continue into the foreseeable future.

    Pacific passenger revenues were lower due to reduced yields and capacity. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and eliminated international first class, was the primary reason for the decline in capacity. The events of

September 11, 2001 further reduced demand in both business and leisure travel in the last half of September and the Company expects this reduced demand to continue into the foreseeable future. The average yen per U.S. dollar exchange rates for the nine months ended September 30, 2001 and 2000 were 121 and 107, respectively, an 11.6% weakening of the yen. Additional information regarding the Company's yen exposure and currency hedging activities is provided under the caption "Foreign Currency" within "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Information".

    Atlantic passenger revenues were lower due to lower yields and passenger load factor offset by an increase in capacity. Capacity increased as a result of new flying, including the initiation of Miami-Amsterdam service, as well as increases in both Detroit and Minneapolis/St. Paul-Amsterdam service and Amsterdam-India service, but was partially offset by the World Business Class product reconfiguration.

    Cargo revenues decreased 10.4% ($63 million) due to a 10.3% decline in cargo ton miles resulting from reduced U.S. demand for Asian goods. Other revenue increased 8.8% ($41 million) due primarily to increased revenue from MLT Inc. and frequent flyer program partnership revenue.

    Operating Expenses.  Operating expenses increased 5.2% ($415 million). Operating capacity decreased 1.3% to 77.36 billion total service ASMs. Operating expense per total ASM increased 5.4%.

    Salaries, wages and benefits increased 13.2% ($354 million), due largely to wage rate and benefit increases, which included a non-recurring charge for retroactive pay and benefits of $94 million related to the Aircraft Mechanics Fraternal Association collective bargaining agreement, as well as $39 million in severance costs for furloughed workers. Aircraft maintenance materials and repairs increased 10.1% ($49 million) primarily due to a higher level of scheduled work within the routine engine and airframe maintenance cycle. Commissions decreased by 18.0% ($92 million) primarily due to lower passenger revenue, lower commission rates and a lower percentage of commissionable transactions. Depreciation and amortization increased 17.5% ($64 million) due principally to a charge of $35 million related to reductions in the estimated market value of non-operating aircraft. Aircraft rentals increased 6.1% ($19 million) due to additional leased aircraft. Other expenses increased .7% ($12 million) largely resulting from a higher volume of business for MLT Inc., increased claims, personnel and selling and marketing fees.

    Other Income and Expense.  Other non-operating income increased $153 million, primarily due to $249 million recognized under the Airline Stabilization Act and a $27 million gain recorded in 2001 on the sale of the Company's remaining investment in Continental Airlines, Inc. ("Continental"), partially offset by $83 million of gains recorded in 2000 primarily from the sale of a portion of the Company's investment in priceline.com.

Liquidity and Capital Resources

    At September 30, 2001, the Company had cash and cash equivalents of $2.814 billion and borrowing capacity of $2.0 million under its revolving credit facilities, providing total available liquidity of $2.816 billion.

    Net cash provided by operating activities for the nine months ended September 30, 2001 was $657 million, a $213 million decrease compared with the nine months ended September 30, 2000, due primarily to decreased operational performance and reduced revenue related to the events of September 11, 2001.

    Investing activities in the nine months ended September 30, 2001 consisted primarily of the purchase of 13 Airbus A319 aircraft, four Boeing 757-200 aircraft, one Airbus A320 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits. These expenditures were partially offset by the January sale of 6.7 million shares of Continental Class A

Common Stock and the remaining 2.6 million shares of Continental Class B Common Stock held by the Company for $582 million. Investing activities in the nine months ended September 30, 2000 consisted primarily of the purchase of seven AVRO RJ85 aircraft, eight Airbus A319 aircraft and two Boeing 747-200 aircraft which were converted to freighters in 2001, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits, partially offset by the sale of a portion of the Company's investment in priceline.com.

    Financing activities in the nine months ended September 30, 2001 consisted primarily of the Company's draw in March and subsequent repayment in May of $1.10 billion under its revolving credit facilities, the draw on September 11 of $1.12 billion under its revolving credit facilities, the issuance of $300 million of 8.875% unsecured notes due 2006, the financing of: (i) 13 Airbus A319 aircraft; seven of which were financed with funds from pass-through certificates and six with long-term bank debt; (ii) four Boeing 757-200 aircraft with long-term bank debt; (iii) one Airbus A320 with long-term bank debt; and (iv) the payment of debt and capital lease obligations. Financing activities for the nine months ended September 30, 2000 consisted primarily of the sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft and payment of debt and capital lease obligations.

    In addition to the purchased aircraft discussed above, the Company took delivery of 16 Bombardier CRJ200 aircraft during the nine months ended September 30, 2001. These aircraft were financed with long-term leveraged operating leases provided by the manufacturer.

    In June 2001, the Company completed an offering of $581 million of pass-through certificates due in 2022 at a blended fixed coupon rate of 7.18% to finance the acquisition of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft scheduled to be delivered from February 2002 through October 2002. In July 2001, the Company completed an offering of $396 million of floating rate European Enhanced Equipment Trust Certificates due in 2013 at a blended floating rate of 60 basis points over LIBOR (initially set at 4.45%) to finance the acquisition of nine new Airbus A319 aircraft and five new Airbus A320 aircraft scheduled to be delivered from November 2001 through July 2002.

    The cash proceeds from the two offerings of certificates are invested and held in escrow with a depositary bank and enable the Company to finance (through either leveraged leases or secured debt financing) the acquisition of these aircraft. If leveraged leases are obtained for these aircraft, under which the aircraft will be sold and leased back to Northwest, the debt will not be direct obligations of the Company or Northwest.

    The current aircraft delivery schedule provides for the acquisition of 99 aircraft over the next five years, all with committed financing. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital and finance commitments.

    In the second quarter, the Company completed two long-term airport bond financings of $136 million and $64 million related to airport improvements in Minneapolis/St. Paul and Seattle, respectively. These financings were for periods of 25 and 29 years at fixed rates of 7.27% and 7.49%, respectively, and will be recorded as other property and equipment and long-term obligations under capital leases when the funds are drawn for construction purposes. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion of airport construction financing.

    The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (ii) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including higher costs associated with new airline security directives, any other increased regulation of air carriers and significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (iii) the Company's ability to raise additional financing; (iv) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (v) any resulting declines in the values of the aircraft in the Company's fleet and any aircraft or other assets (including routes, slots, gates and other intangibles) which may be subject to impairment charges; (vi) the extent of the benefits received by the Company under the Airline Stabilization Act, taking into account any challenges to and interpretations or amendments of the Airline Stabilization Act or regulations issued pursuant thereto; and (vii) the Company's ability to retain its management and other employees in light of current industry conditions and their impact on compensation and morale.

    At this point, due in part to the lack of predictability of future traffic and yields, the Company is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, taking into account the mitigating effects of the Airline Stabilization Act and the Company's aggressive actions to reduce its costs. However, given the magnitude of these unprecedented events and the possible subsequent effects, the Company expects that the adverse impact to the Company's financial condition, its operations and its prospects may be material.

Other Information

    Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. The Company's effective average yen per U.S. dollar exchange rate, including hedge activity for both the three months ended September 30, 2001 and 2000, was 100. From time to time the Company uses financial instruments to hedge its exposure to the Japanese yen. As of September 30, 2001, the Company has recorded $10 million, net of tax, of unrealized gains in accumulated other comprehensive income associated with forward contracts purchased to hedge a portion of its 2001 and 2002 yen-denominated sales at an average forward rate of 100 and 114 yen per dollar, respectively. Hedging gains or losses are recorded in revenue when transportation is provided. During the three months ended September 30, 2001, the Company realized pre-tax gains of $37 million associated with forward contracts purchased to hedge its yen-denominated sales. At September 30, 2001, the Company has hedged approximately 40% of its anticipated yen-denominated sales for the remainder of 2001 and 59% of 2002 anticipated yen-denominated sales.

    New Accounting Standards.  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize them. The Company will adopt SFAS 142 in the first quarter of 2002, and as a result, anticipates that it will no longer amortize its indefinite lived intangible assets and goodwill. Amortization of these assets was $24 million in 2000. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and therefore, the effect, if any, of these tests on the earnings and financial position of the Company has not yet been determined.

    Forward-Looking Statements.  Some of the statements made in this section and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements and any cautionary statements made in connection with such forward-looking statements.

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. As noted elsewhere in this report, such risks and uncertainties include, among others, the future level of air travel demand, the Company's future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, labor negotiations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" in Item 1 of the Company's Annual Report on Form 10-K for 2000.

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
10.1
Bombardier CRJ440 Purchase Agreement between Bombardier Inc. and Northwest Airlines, Inc. dated as of July 6, 2001 (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit).
	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
(b)	Reports on Form 8-K:
Form 8-K dated August 21, 2001

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	NORTHWEST AIRLINES CORPORATION
	By:	/s/ JAMES G. MATHEWS James G. Mathews Vice President, Accounting & Tax and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Bombardier CRJ440 Purchase Agreement between Bombardier Inc. and Northwest Airlines, Inc. dated as of July 6, 2001 (The Company has applied to the Commission for confidential treatment of certain portions of this exhibit).
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

QuickLinks

Northwest Airlines Corporation
Northwest Airlines Corporation
Northwest Airlines Corporation