Form 10-K405
period 2001-12-31
NORTHWEST AIRLINES CORP
filed 2002-04-01
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was $1.08 billion.

        As of February 28, 2002, there were 85,758,746 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2002.

PART I

Item 1.    BUSINESS

        Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company"), is the indirect parent corporation of Northwest Airlines, Inc. ("Northwest"). Northwest operates the world's fourth largest airline, as measured by 2000 revenue passenger miles ("RPMs"), and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest's business focuses on the development of a global airline network through its strategic assets that include:

  •
  domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

  •
  an extensive Pacific route system with a hub in Tokyo;

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

Operations and Route Network

        Northwest operates substantial domestic and international route networks and directly serves more than 145 cities in 24 countries in North America, Asia and Europe. Northwest had 54.1 million enplanements and flew 73.13 billion RPMs in 2001.

        Northwest has exclusive marketing agreements with two regional carriers: Mesaba Aviation, Inc. ("Mesaba") and Express Airlines I, Inc., a wholly-owned subsidiary of NWA Corp., which will be renamed Pinnacle Airlines, Inc. ("Pinnacle Airlines"). Under the agreements, these regional carriers operate their flights under the Northwest "NW" code and are identified as Northwest Airlink carriers. The primary purpose of these marketing agreements is to provide more frequent service to small and mid-sized cities, which increases connecting traffic at Northwest's hubs.

        In 2001, Northwest acquired 21 50-seat Bombardier Canadian Regional Jet ("CRJ") 200 series aircraft, bringing the total number of CRJ-200 aircraft in operation to 30. Over the next four years, Northwest is scheduled to take delivery of 24 additional new CRJ-200 regional jets and 75 44-seat CRJ-440 regional jets. The 30 CRJ-200 aircraft presently in operation are subleased to and operated by Pinnacle Airlines. These aircraft enable Northwest to provide access to markets that do not have enough traffic to support mainline jet service, but are beyond the range of turboprop aircraft. They will also allow for increased service to existing markets and upgraded service to markets currently served with 30-seat turboprops. Northwest also leases and subleases 36 69-seat AVRO RJ85 aircraft to Mesaba. The extended range, speed, and greater comfort of regional jets increases demand, resulting in expanded traffic through Northwest's hubs and improved efficiency in linking smaller markets to hub cities.

        During the past several years, Northwest has strengthened its network through the addition of several new alliance partners. Long-term alliances are the most effective way for Northwest to enter global markets that it would not be able to serve alone and, due to the synergies shared by the partners, these alliances are the most economic way to expand globally. Alliances improve the travel experience through code-sharing, integration of frequent flyer programs, the ability to check luggage through to the passenger's final destination and reciprocal airport lounge access, while also providing route and schedule coordination, joint marketing, sharing of airport facilities and services and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 748 cities in 116 countries in the U.S., Canada, Asia, India, the South Pacific, Europe, the Middle East, Africa, Mexico, the Caribbean, Central America and South America.

Domestic System

        Northwest's domestic route system serves the U.S., Mexico, Canada and the Caribbean. Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis. The hub system gathers passengers from the hub and surrounding cities and provides more frequent local and connecting service than if each route were served on a nonstop point-to-point basis. As part of its alliance with Continental, Northwest's passengers are also able to connect through Continental's hubs in Newark, Houston and Cleveland to additional cities not previously served by Northwest.

        Northwest's hubs provide connections that feed traffic into its eight gateway cities for international service. Northwest operates international flights from its Detroit and Minneapolis/St. Paul hubs as well as from Boston, Honolulu, Los Angeles, Miami, New York, San Francisco, Seattle and Washington, D.C. With its Airlink carriers, Northwest also operate service to cities in Mexico, Canada and the Caribbean.

        Detroit.    Northwest and its Airlink carriers together serve over 130 cities from Detroit. For the nine months ended September 30, 2001, Northwest and its Airlink carriers enplaned 59% of originating passengers from this hub, while the next largest competitor enplaned 8%. Detroit, which is the ninth largest origination/destination hub in the U.S., is Northwest's largest international gateway from the continental U.S.

        The Company was responsible for managing and supervising the design and construction of a new $1.2 billion passenger terminal at Detroit Metropolitan Wayne County Airport. This new terminal was completed in February 2002 and offers 97 gates, 106 ticket-counter positions, 14 security check points, a fourth parallel runway, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The new terminal also offers international-to-domestic connections within the same facility. In addition, a new hotel in the terminal is scheduled to be completed in September 2002.

        Minneapolis/St. Paul.    Northwest and its Airlink carriers together serve over 135 cities from Minneapolis/St. Paul. For the nine months ended September 30, 2001, Northwest and its Airlink carriers enplaned 66% of originating passengers from this hub, while the next largest competitor enplaned 10%. Minneapolis/St. Paul is the seventh largest origination/destination hub in the U.S.

        Minneapolis/St. Paul International Airport is in the midst of a $2.4 billion construction program that includes a 50% increase in parking, adds 15 jet gates and 30 commuter gates, adds a new north/south runway, and improves existing runways. Additional airport improvements include a new skyway and automated people movers to shorten transit time between the concourses and the parking garage and another WorldClub. This multi-year project is scheduled to be completed in phases through 2010.

        Memphis.    Northwest and its Airlink carriers serve 80 cities from Memphis. For the nine months ended September 30, 2001, they enplaned approximately 54% of originating passengers from this hub, while the next largest competitor enplaned approximately 21%.

        The Memphis-Shelby County Airport Authority is in the process of a $400 million airport renovation and expansion scheduled to be completed in 2004. This program provides nearly $300 million in airfield improvements including a new 13,000-foot runway, which opened in late 2000 to accommodate additional arrivals and departures. The airport renovation also includes $40 million in parking expansion and $60 million in terminal improvements, which will directly benefit Northwest with the creation of 15 new commuter gates, the redesign of eight gates to accommodate Northwest regional jet service, a new WorldClub and the addition of 11 new ticket counter positions.

        Northwest and Continental have extended through 2025 their global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The airlines continue to operate their two networks under separate identities. The combined network has resulted in a domestic presence comparable to that of either United Airlines, Inc. ("United") or American Airlines, Inc. ("American") (as measured by ASMs for the twelve months ended December 31, 2001), and provides Northwest access to Central and South America and increases its Pacific presence.

        Northwest and Continental's code-sharing agreements include more than 250 destinations. Cities served by these code-share flights include eight in Central America, five in South America, 21 in Mexico, eight in the Caribbean, 13 in Canada, seven in Asia and over 190 in the U.S. Northwest anticipates that it will continue to increase its code-sharing with Continental. Through additional domestic and international connections, Northwest has increased its market share and enhanced its revenue. Other joint activities include airport facility coordination, joint purchasing and certain coordinated sales programs. Through combined purchasing power and increased efficiencies in airport operations from the alliance, Northwest is experiencing reduced operating costs.

        Northwest also has domestic marketing agreements with several other airlines for frequent flyer program reciprocity and code-sharing on some of those carriers' routes. The primary purpose of these arrangements is to provide increased connections between the airlines' route networks so as to generate increased traffic into Northwest's domestic system and international gateways.

International System

        Northwest has a comprehensive route network to the Pacific, providing extensive service to Japan and China, and also serves destinations in Europe and India. Northwest also operates within an international global alliance whose other primary members are KLM and Continental. Through these and other alliance partners, such as Air China, Malaysia Airlines and Japan Air System, Northwest is able to provide seamless global service and more choices to its customers through code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights, airport facility coordination and other cooperative activities. This coordination increases the destinations, connections and frequencies offered by Northwest, and thus provides an opportunity to increase traffic on flight segments connecting with alliance partners. Code-sharing is an agreement under which an airline's flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft.

        Pacific.    Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks. Northwest's Pacific operations are concentrated at its Tokyo hub. Northwest has the largest slot portfolio of any non-Japanese airline at Tokyo's slot-constrained Narita International Airport, with 316 weekly takeoff and landing slots. Northwest uses its route certificates and slot portfolio to operate a network linking seven U.S. gateways and ten Asian destinations via Tokyo.

        Northwest provides passenger service between various points in the U.S. and Japan and operates flights between Japan and Korea, Taiwan, the Philippines, Thailand, Singapore, Malaysia, Mariana Islands, and China, including Hong Kong. Northwest's Japan presence results from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S. and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers. Northwest and United are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. Northwest also has unlimited rights and frequencies to operate between any point in the U.S. and Japan and the ability to code-share with Japanese carriers.

        Northwest's alliance with Air China connects the two carriers' networks and also includes frequent flyer program reciprocity and joint marketing. Northwest and Air China together provide 20 flights each week between the U.S. and China. Code-share service was expanded within the U.S. during 1999 and within China in 2000. Northwest alliance partners, Alaska Airlines, America West Airlines and Continental, have also entered into alliance agreements with Air China. Northwest and its partners collectively provide the most service between the U.S. and China.

        Northwest continues to expand its Pacific presence through additional alliances. Northwest has implemented an alliance with Japan Air System, which operates more domestic routes in Japan than any other carrier. The alliance includes code-sharing, coordinated flight connections, traffic servicing and reciprocal frequent flyer programs. Northwest also implemented an alliance with Malaysia Airlines during 1999. This alliance was granted anti-trust immunity by the U.S., which allows the two airlines to coordinate sales, marketing and operations to the extent desirable. Currently, Northwest is the only U.S. airline serving Malaysia. Northwest also has code-sharing and reciprocal frequent flyer programs with Pacific Island Aviation.

        Atlantic.    Northwest and KLM operate their trans-Atlantic flights pursuant to a commercial and operational joint venture alliance, which has antitrust immunity that facilitates coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM have expanded their trans-Atlantic presence by operating joint service between 13 U.S. cities and Amsterdam, KLM's hub airport. Code-sharing between Northwest and KLM has been implemented on flights to 53 European, five Middle Eastern, seven African, three Asian and approximately 175 U.S. cities. Northwest and KLM have a minimum of nine years remaining under their current joint venture alliance.

        To further enhance Northwest's service in Europe, India, and Southeast Asia, Northwest has code-sharing and reciprocal frequent flyer programs with Air Alps Aviation, Swisswings, Cyprus Airways, KLM cityhopper, KLM exel, KLM uk, Pacific Island Aviation and Transavia airlines. Northwest also has frequent flyer reciprocity with Cebu Pacific Airlines, Garuda Indonesia, Jet Airways Private Ltd., Kenya Airways and Malaysia Airlines.

Cargo

        In 2001, cargo accounted for 7.3% of the Company's operating revenues, with the majority of its cargo revenues originating in or destined for Asia. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific with 12 Boeing 747-200 freighter aircraft. Northwest is now the largest cargo carrier among U.S. passenger airlines and the only one to operate a dedicated cargo freighter fleet.

        The trans-Pacific market is expected to be a leading growth market for the air freight industry, with most of the growth expected to originate from the high-yield express business. Northwest is able to participate in the express business due to its extensive network across the Pacific, its hubs at Tokyo and Anchorage that allow for the efficient transfer of freight, and its dedicated freighter fleet. Service began in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. In June 2000, Northwest and Japan Airlines entered into a long-term cargo alliance agreement. This alliance received Department of Transportation ("DOT") approval in September 2000 and includes code-sharing that allows Northwest to provide its customers with an improved and expanded schedule.

Other Activities

        MLT Inc.    MLT Inc. ("MLT") is among the largest vacation wholesale companies in the U.S. In addition to its Worry-Free Vacations charter program, MLT markets and supports Northwest's WorldVacations brnad packaged vacations to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.

        Northwest Aerospace Training Corporation.    Northwest Aerospace Training Corporation ("NATCO") provides training and aircraft simulation services to pilots for Northwest, other airlines, governments and corporations. The NATCO training facility is among the world's largest aircraft simulation facilities, with 21 full-flight simulators and four fixed-base training devices. NATCO's customer base includes both domestic and international airlines. In 2001, NATCO had $7 million in revenue from third parties.

        Worldspan.    The Company holds a 33.7% partnership interest in WORLDSPAN, L.P. ("WORLDSPAN"). WORLDSPAN operates and markets a global computer reservations and passenger processing system ("CRS"). A CRS is used by travel agents, corporate accounts and internet consumers to make airline, hotel, car and other travel reservations and to issue airline tickets. Delta Air Lines, Inc. and AMR Corporation own 40% and 26.3% of WORLDSPAN, respectively. Northwest's presence through WORLDSPAN in the CRS market gives it a voice in the traditional and emerging distribution channels.

Marketing

        Consistent with the experience of other carriers, the majority of ticket sales for travel on Northwest are sold by travel agents. Effective March 19, 2002, the Company eliminated the payment of base commissions to travel agents for tickets issued in the United States, Canada, Puerto Rico and the United States Virgin Islands. Airlines often pay additional commissions in connection with special business arrangements and on special promotions.

E-Commerce

        In 2000, Northwest became the first network airline to permit domestic system-wide online check-in via its award-winning Web site at nwa.com. Northwest customers in the U.S. can now print their own boarding passes from the convenience of their home or office. Sales through nwa.com accounted for approximately $590 million in 2001 compared with approximately $400 million in 2000. In addition to the sales growth on nwa.com, electronic ticket ("E-Ticket") sales accounted for 62% of all tickets for Northwest in 2001, including approximately 70% of all North American tickets, compared to 57% and 65%, respectively, in 2000.

        E-Ticketing allows for improved service and reduced costs and has been the catalyst for e-commerce at Northwest. In October 2000, Northwest and Continental launched the industry's largest interline E-Ticket network. As a result, travelers can now make connections between the two airlines on E-tickets as well as use either Northwest or Continental E-Service Centers for check-in. Currently, Northwest has deployed over 300 E-Service Centers in 42 airports. E-Service Centers and internet check-ins handled more than 6 million check-ins in 2001.

        Northwest, along with Continental, Delta Air Lines, United and American, formed a new multi-airline travel web site, Orbitz, LLC ("Orbitz"), that allows travelers to purchase their airline, hotel and car rental services online. Northwest holds a 15.6% interest in Orbitz. This web site provides a comprehensive selection of online airfares, including Internet-only fares, and other travel information and customer features. Fourty-six U.S. and foreign flag carriers have signed agreements to become charter associates in the new travel web site, and also provide preferred seat inventory to the site. The web site is managed independently from the owner airlines.

        The Company has joined many other carriers to form Aeroxchange, a business-to-business e-commerce exchange for the airline industry. Aeroxchange.com was launched in February 2001 to bring volume-buying discounts, a broader range of suppliers and a better way to manage and reduce inventory and to sell surplus parts more quickly.

        The Company is the holder of warrants in a number of start-up e-commerce companies focused on various segments of the travel distribution network. The warrants are recorded at fair value with the offset recorded to non-operating income. The fair value of these warrants was not material at December 31, 2001 or 2000.

World Business Class Seat Reconfiguration

        In 2001, World Business Class passengers on both Northwest and KLM were accommodated with reconfigured seating, which provides 50% additional legroom and 150 degrees of seat recline as part of an improved business class product. Northwest's and KLM's wide-body aircraft have been reconfigured during 2000 and 2001 to provide the increased space.

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

        Under the WorldPerks program, miles earned are accumulated in an account for each member and do not expire. Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. Domestic award travel levels starting as low as 20,000 miles were available nine months of the year in 2001. In June 2002, the minimum program award miles will be 25,000. Additional features include a three-tier elite program incentive and reward structure.

        WorldPerks frequent flyer members can now fully manage their accounts online at nwa.com. Customers can enroll themselves in the WorldPerks program, check mileage balances and account histories, book award travel and report mileage discrepancies. In addition, with a new WorldPerks partner, MilePoint, Northwest has begun offering travelers new ways to redeem WorldPerks miles. MilePoint.com enables WorldPerks members to use WorldPerks miles toward purchases from many popular retailers.

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

        The number of estimated travel awards outstanding at December 31, 2001, 2000 and 1999 was approximately 8,320,000, 7,162,000 and 6,520,000 awards, respectively. The estimated liability excludes accounts that have never attained the average travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, and includes an estimate for partially earned awards on accounts that previously earned an award. Northwest has recorded a liability for these estimated awards of $132 million, $115 million and $107 million at December 31, 2001, 2000 and 1999, respectively. The number of travel awards used for travel on Northwest during the years ended December 31, 2001, 2000 and 1999 was approximately 1,398,000, 1,263,000 and 1,295,000, respectively. These awards represented an estimated 7.5%, 6.6% and 6.1% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles, the Company's ability to manage frequent flyer inventory through seat allocations, and program incentives to travel during off-peak periods.

Aircraft Fuel

        Northwest's worldwide aircraft fuel requirements are met by approximately 42 different suppliers. The terms of Northwest's contracts vary as to price, payment terms, quantities and duration. Northwest also makes purchases of fuel based on price and availability. In order to provide a measure of control over price and supply, Northwest trades and ships fuel and maintains fuel storage facilities. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline), as well as the adequacy of refining capacity and other supply constraints, affect the price and availability of jet fuel. Major changes in the price or availability of fuel could materially affect the financial results of the Company.

        The following table summarizes Northwest's fuel consumption and costs:

	Year Ended December 31
	2001	2000	1999
Gallons consumed (in millions)	2,029	2,113	2,039
Total costs (in millions)(1)	$1,612	$1,758	$1,094
Average cost per gallon (cents)(1)	79.26	82.99	53.55
Percentage of operating expenses	15.0%	16.5%	11.6%

(1)
Excludes taxes and into-plane fees

Employees

        The airline industry is labor-intensive and, as of December 31, 2001, the Company had approximately 45,700 full-time equivalent employees of whom approximately 2,200 were foreign nationals working primarily in Asia. Unions represent approximately 91% of the Company's employees. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Employees Covered	Union	Amendable Date
Pilots	6,200	Air Line Pilots Association, International	9/13/02
Agents and Clerks	9,700	International Association of Machinists & Aerospace Workers	2/25/03
Equipment Service Employees and Stock Clerks	6,500	International Association of Machinists & Aerospace Workers	2/25/03
Flight Attendants	9,200	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America	5/30/05
Mechanics and Related Employees	8,500	Aircraft Mechanics Fraternal Association	5/11/05

        The above agreements are governed by the Railway Labor Act ("RLA"). Pursuant to the RLA, an agreement becomes amendable at the expiration of its stated term, and continues in effect while the parties pursue agreement on a new contract. In addition to the direct negotiation phase, the RLA also provides for a period of mediation, potential arbitration of unresolved issues, and a 30-day "cooling off" period before either party can resort to self-help. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Information" for further discussion of collective bargaining activities.

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

        Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

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

        Airport Security.    On November 19, 2001, Congress passed, and the President signed into law, the Aviation and Transportation Security Act ("Aviation Security Act"). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax; however, the Company is responsible for costs in excess of this fee which may not exceed 2000 security expense levels. Implementation of the requirements of the Aviation Security Act will result in increased costs for the Company and its passengers.

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

        In April 1999 the European Union ("EU") enacted a rule that would have prohibited the registration in Europe of aircraft with "hushkits" after April 1, 2000. Northwest opposed such a rule as it would have inhibited its operations in Europe as well as reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia. The U.S. government has formally protested this regulation as a violation of the international noise standards established by the International Civil Aviation Organization ("ICAO"), and in March 2000, the U.S. filed a formal petition with the ICAO. The EU adopted a noise directive effective April 1, 2002, which revokes the earlier hushkit rule. As a result, hushkitted aircraft may be prohibited from operation only at "city airports" which are engaged only in point-to-point services between or within European States and which have no runway with a take-off run of more than 2000 meters. In addition, the directive establishes a process for EU Member States to adopt noise policies that are consistent with the ICAO noise standard adopted in 2001.

        Under the direction of the ICAO, world governments also have under consideration creation of a new, more stringent noise standard than that contained in the ANCA. The U.S. is a participant in these discussions. A new ICAO noise standard was adopted in 2001 which established more stringent noise requirements for newly manufactured aircraft after January 1, 2006. As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft.

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

        Civil Reserve Air Fleet Program.    Northwest is a participant in the Civil Reserve Air Fleet Program, pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2001 and ending September 30, 2002, 21 747 aircraft, 12 747 freighter aircraft and 38 DC10 aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.

Risk Factors Relating to Northwest and NWA Corp.

The Impact of Recent Terrorist Attacks

        The terrorist attacks that occurred on September 11, 2001 had an immediate and severe adverse impact on the Company's passenger traffic and yields. The Company has continued to experience significantly lower revenue and has incurred additional costs (such as higher security and insurance premiums) as compared to periods prior to September 11, 2001. In addition to increased insurance rates, aviation insurers have also significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events.

        As a result of the events of September 11, 2001 and continuing weak domestic and international economic conditions, the Company expects decreased passenger traffic and yields to continue for the foreseeable future. In response, the Company has taken several steps to mitigate the impact of these conditions on its results of operations and financial condition. These steps included a significant reduction in scheduled capacity on an available seat mile ("ASM") basis, a reduction in its work force related to the decrease in capacity, and deferrals and cancellations of discretionary and other non-operationally critical spending.

        While the Company expects that these steps will help to offset the financial impact of the events of September 11, 2001 and the current economic downturn, some of these actions do not necessarily result in the immediate cost savings. For example, a reduction in capacity may not result in lower airport facility charges due to the fixed nature of these costs.

Increased Insurance Costs as a Result of the September 11, 2001 Terrorist Attacks

        Following September 11, 2001, aviation insurers significantly increased airline insurance premiums. For example, the Company's aviation insurance for war and terrorism liability coverage was cancelled effective September 26, 2001 and then reinstated that same day at substantially higher rates. In addition, aviation insurers also reduced the maximum amount of insurance coverage available to airlines for liability to persons other than passengers and liability for property damage arising from claims resulting from acts of terrorism, war or similar events to $50 million. The Company previously carried a significantly higher amount of coverage per event in war risk coverage. In light of this development, the government has provided the Company and other U.S. airlines with excess war risk coverage under the Airline Stabilization Act. This coverage has been extended to May 20, 2002. As a result of increased premiums, war risk, hull and liability insurance expenses are expected to be significantly higher than the 2001 amounts. The Airline Stabilization Act also provided for reimbursement of certain premium increases, at the option of the Secretary of Transportation. Thus far, the FAA has reimbursed airlines for increased costs of war risk insurance for a period of 30 days.

        Aviation insurers could increase their premiums even further in the event of additional terrorist attacks or other events adversely affecting the airline industry. In addition, while the government may again extend the deadline for when it will stop providing excess war risk coverage, the Company cannot assure that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums could negatively impact the financial condition and results of operations of the Company.

Indebtedness

        The Company has substantial levels of indebtedness. As of December 31, 2001, the Company had long-term debt and capital lease obligations, including current maturities, of $5.64 billion. Of this indebtedness, 39% bears interest at floating rates. The amount of long-term debt that matures in 2002 is $223 million. Additionally, $170 million matures in 2003, $517 million in 2004, $1.34 billion in 2005 and $469 million in 2006. As of December 31, 2001, the principal portion of future minimum lease payments under capital leases were $193 million for 2002, $65 million for 2003, $45 million for 2004, $38 million for 2005 and $27 million for 2006. These levels of indebtedness do not include the mandatory obligation to redeem $227 million of convertible preferred stock in 2003. The amount of the Company's indebtedness could limit the Company's ability to obtain additional financing or could adversely affect the Company's future financing costs, either of which could negatively affect its ability to operate its business or make future capital expenditures. The Company's ability to service its indebtedness and obligations could be adversely affected by many factors, including general economic conditions and other factors beyond the Company's control.

        In addition, Northwest operates in a capital-intensive industry. Periodically, Northwest is required to make significant capital expenditures for new aircraft and related equipment. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by commercial financing.

Risks Regarding Alliances

        Northwest is currently a party to numerous alliances with other airlines and may enter into additional alliances in the future. Northwest's ability to grow its route network by entering into alliances depends upon the availability of suitable alliance candidates and the ability of Northwest and its alliance partners to meet business objectives and to perform their obligations under the alliance agreements. Northwest's ability to successfully achieve the anticipated benefits of its alliances depends upon many factors, including risks associated with disapproval or delay by regulatory authorities or adverse regulatory developments, competitive pressures, customer acceptance of the alliances and Northwest's and its alliance partners' ability to modify certain contracts that may restrict certain aspects of the alliances.

Foreign Currency Exposure

        Northwest conducts a significant portion of its operations in foreign locations. As a result, Northwest has operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen. Fluctuations in such foreign currencies can significantly affect Northwest's operating performance and the value of its assets located outside of the United States. From time to time, Northwest uses financial instruments to hedge its exposure to the Japanese yen. However, these hedging strategies may not be effective.

Risk Factors Related to the Airline Industry

Industry Conditions and the Impact of Recent Terrorist Attacks

        The airline industry as a whole suffered substantial losses in 2001 as a result of weak general economic conditions and is expected to suffer substantial losses in 2002. Airline profit levels are highly sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, airline capacity and pricing actions taken by other airlines.

        In addition, the September 11 terrorist attacks significantly disrupted the North American air transportation system, leading to a temporary suspension of air travel in the United States and Canada. The FAA instituted a number of new safety measures for U.S. airports in reaction to these incidents, including, but not limited to, prohibiting unticketed passengers beyond security checkpoints, requiring a thorough search and security check of all passenger baggage and restricting the parking of vehicles near terminals. Air travel is currently substantially below pre-September 11, 2001 levels; both enplanements and revenues have been significantly affected, and are expected to continue to be negatively affected for an indeterminate period. Many airlines, including the Company, have announced cutbacks in service and employee layoffs in response to a reduction in passenger demand following these incidents. The Company expects decreased passenger traffic and yields to continue for the foreseeable future as the airline industry makes the necessary changes to operations and procedures.

        The Company cannot predict the duration or extent of the reduction in air travel as a result of the above factors. In addition, the Company cannot predict the likelihood of future incidents similar to those described above, the likelihood of future air transportation disruptions or the impact on the airline industry from such incidents or disruptions.

Industry Competition

        The airline industry is highly competitive. Northwest's competitors include all the other major domestic airlines, as well as foreign, national, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. On most of Northwest's routes, it competes with at least one of these carriers. Northwest uses yield inventory management systems to vary the number of discount seats offered on each flight in an effort to maximize revenues while remaining price competitive with lower-cost carriers. These competitors' low-cost fares could affect the Company's operating results.

        In recent years, the major U. S. airlines have formed marketing alliances with other U.S. and foreign airlines. Such alliances generally provide for code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. These arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on that airline's segment of flights connecting with alliance partners. Other major U.S. airlines have alliances or planned alliances that may be more extensive than Northwest's alliances. Northwest cannot predict the extent to which it will be disadvantaged by competing alliances.

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

        In addition, Northwest operates in an industry that may undergo consolidation. Any business combination could significantly alter the conditions and competition within the airline industry. Any business combination involving Northwest could adversely affect Northwest's operations because, for example, of difficulties in integrating operations and personnel.

Increased Government Regulations May Impose Additional Requirements and Restrictions

        Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other regulations. These requirements impose substantial costs on airlines.

        On November 19, 2001, Congress passed, and the President signed into law, the Aviation and Transportation Security Act. This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax; however, the Company is responsible for costs in excess of this fee, which may not exceed 2000 security expense levels through 2004. Implementation of the requirements of the Aviation Security Act will result in increased costs for the Company and its passengers. Northwest also expects to continue to incur expenditures to comply with the FAA's noise and aging aircraft regulations.

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

Aircraft Fuel

        Because fuel costs are a significant portion of Northwest's operating costs (15.0% for 2001), significant changes in fuel costs would materially affect its operating results. Fuel prices continue to be susceptible to, among other factors, political events, and Northwest cannot control near or long-term fuel prices. Northwest may experience higher fuel prices or have to curtail scheduled services due to a fuel supply shortage that may result from a disruption of oil imports or other events. A one-cent change in the cost of a gallon of fuel (based on 2001 consumption) would impact operating expenses by approximately $1.7 million per month. Changes in fuel prices may have a greater impact on Northwest than some of its competitors because of the composition of its fleet. From time to time, the Company hedges against significant adverse changes in fuel prices. However, our hedging strategies may not be effective.

Forward-Looking Statements

        Certain of the statements made in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

        It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. As noted elsewhere in this annual report, such risks and uncertainties include, among others, the future level of air travel demand, the Company's future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" above.

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

Item 2.    PROPERTIES

Flight Equipment

        Northwest operated a fleet of 428 aircraft at December 31, 2001, consisting of 348 narrow-body and 80 wide-body aircraft. The diversity of the fleet accommodates both the Company's domestic hub-and-spoke system and its international routes and enhances the Company's ability to match its aircraft to its route network requirements more efficiently.

        As of December 31, 2001, 299 aircraft were owned and 129 aircraft were leased. The Company currently operates 33 Airbus A319 aircraft, of which 21 are owned and 12 leased, with an average age of 1.4 years; 74 Airbus A320 aircraft, of which 39 are owned and 35 leased, with an average age of 7.7 years; 53 Boeing 757 aircraft, of which 20 are owned and 33 leased, with an average age of 11.2 years; 34 Boeing 747 aircraft, of which 15 are owned and 19 leased, with an average age of 16.7 years; 12 Boeing 747 freighters, of which 5 are owned and 7 leased, with an average age of 19.9 years; 20 Boeing 727 aircraft, all of which are owned, with an average age of 22.8 years and that are scheduled to be retired by mid-2003 and replaced with additional A319 and A320 aircraft; 168 DC9 aircraft, of which 155 are owned and 13 leased, with an average age of 31.2 years; and 34 DC10 aircraft, of which 24 are owned and 10 leased, with an average age of 24.9 years.

        In January 2001, the Company entered into agreements to purchase 52 new aircraft, some of which will be used to replace most of the DC10 fleet. The aircraft consist of 24 A330 aircraft, 20 Boeing 757 aircraft, two Boeing 747-400 aircraft and six A319 aircraft. Deliveries of the A330 aircraft will begin in 2003 and continue through 2006, deliveries of the 757 aircraft will begin in 2002 and continue through 2004 and the A319 aircraft and 747 aircraft will be delivered in 2002. Financing commitments from the manufacturers have been arranged for all of these aircraft.

        The DC9 aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company estimates that its DC9 aircraft could fly on average approximately 11 additional years beyond 2001 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

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

        Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. These leases generally run for periods of less than one year to 30 years and contain provisions for periodic adjustment of lease rates. At most airports that it serves, Northwest has entered into use agreements which provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company leases reservation centers in or near Minneapolis/St. Paul, Los Angeles and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul, Atlanta, Georgia and Duluth, Minnesota. The Company also operates 53 city ticket offices. In certain cases, the Company has constructed a facility on leased land, which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, New York (JFK), San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and a two-bay DC10 hangar in Detroit that was completed in 1999.

Item 3.    LEGAL PROCEEDINGS

        Chase v. Northwest Airlines and Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 96-74711). Northwest is a defendant in an antitrust class action filed in U.S. District Court for the Eastern District of Michigan in October 1996. The action purports to be brought on behalf of a class defined as all persons who purchased tickets on certain routes into Northwest's hubs at Detroit, Minneapolis/St. Paul and Memphis from October 11, 1992 to the present. The complaint alleges that Northwest's imposition of restrictions prohibiting the sale of "hidden city" tickets constitutes monopolization in violation of the Sherman Act. The complaint also alleges that the Airline Reporting Corporation ("ARC"), the clearinghouse that processes travel agent sales of airline tickets, has entered into an agreement with Northwest to enforce Northwest's restrictions on "hidden city" ticketing and that the alleged agreement between ARC and Northwest is an unlawful agreement in restraint of trade in violation of the Sherman Act. The complaint seeks injunctive relief, unspecified damages for the class, and costs and attorneys' fees. The attorneys for the plaintiff in Chase have also filed three additional class actions in the same court against other airlines and Northwest with parallel allegations similar to those in Chase, including allegations that the defendant airlines conspired to deter hidden city ticketing. These cases are: Keystone Business Machines, Inc. v. U.S. Airways and Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72474), BLT Contracting, Inc. v. U.S. Airways, Northwest Airlines and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72988), and Volk and Nitrogenous Industries Corp. v. U.S. Airways, Northwest Airlines, Delta Air Lines, and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72987). All have been assigned to the Judge in the Chase case. Northwest believes these cases are without merit and intends to defend against them. Discovery is complete. In November 2000, the plaintiffs filed their class certification motion and defendants filed their summary judgment motion. The court heard arguments on the motions on November 14, 2001, but has not yet ruled on either motion, except to grant summary judgment in favor of ARC, thereby dismissing ARC from the case.

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

        Hall v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina, Civ. Action No. 7-00 CV-123-BR(1)). In October 1999, a purported class action was filed in State Court in North Carolina by a North Carolina travel agent, on behalf of herself and similarly situated North Carolina travel agents, challenging actions by most major airlines, including Northwest, to reduce travel agent base commissions from 8 percent to 5 percent and alleging several state law theories of liability, including conspiracy. In June 2000, the plaintiff filed a voluntary dismissal and then filed a new case in federal court. The new case is a class action, now on behalf of a nation-wide class of travel agents, alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act and is based on the same factual allegations. On November 13, 2001, the court granted the plaintiff's motion to amend the complaint to include allegations that other commission reductions in 1997 and 1998 were the result of unlawful agreements among the airline defendants in violation of the Sherman Act. The case is now in discovery. Northwest believes the case to be without merit and intends to defend against the claim.

        McCoy-Johnson v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-99-CV-2994GV). In November 1999, a purported class action was filed against Northwest by a Northwest passenger in federal court alleging violations of Section 2 of the Sherman Act. The plaintiff alleges that Northwest has monopolized or attempted to monopolize air transportation on certain routes into and out of its three domestic hubs through a variety of exclusionary practices. The plaintiff purports to sue on behalf of all similarly situated passengers who purchased tickets on Northwest for travel on certain routes into or out of its three hubs since at least as early as April 1995. The case is now in discovery. In March 2001, a second case, Rodney v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ.

Action No. 01-2167GV), was filed in the same court as a related case by the same counsel. The allegations in the Rodney case are substantially the same as those in the McCoy-Johnson case. In July 2001, the lawyers representing the plaintiffs in McCoy-Johnson and Rodney filed another companion lawsuit, Sax v. Northwest (U.S.D.C Western District of Tennessee, Civ. Action No. 01-2582GV). The allegations in the Sax case are substantially the same as those in the McCoy-Johnson and Rodney cases. Northwest believes these cases to be without merit and intends to defend against the claims.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

MANAGEMENT

Executive Officers of the Registrant

        Richard H, Anderson, age 46, has served as Chief Executive Officer of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1990, including Executive Vice President and Chief Operating Officer from December 1998 to April 2001, Executive Vice President-Technical Operations and Airport Affairs from April 1998 to December 1998 and Senior Vice President-Technical Operations and Airport Affairs from January 1997 to April 1998. From 1994 to 1996, he served as Senior Vice President-Labor Relations, State Affairs and Law, and from 1990 to 1994 he served as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental. Mr. Anderson also serves on the board of directors of Mesaba Holdings, Inc.

        Douglas M. Steenland, age 50, has served as President of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand. Mr. Steenland also serves on the board of directors of Mesaba Holdings, Inc.

        Mickey P. Foret, age 56, has served as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest since September 1998. He also serves as Chairman and Chief Executive Officer of Northwest Airlines Cargo Inc. Mr. Foret rejoined Northwest in May 1998 as Special Projects Officer of NWA Corp. and Northwest. He previously served as Executive Vice President and Chief Financial Officer

of NWA Corp. and Northwest from September 1993 to May 1996. From June 1996 to September 1997, Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc.

        J. Timothy Griffin, age 50, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

        Philip C. Haan, age 46, has served as Executive Vice President-International, Sales and Information Services of Northwest since January 1999. From December 1995 to January 1999, he served as Senior Vice President-International Services. Mr. Haan joined Northwest in 1991 as Vice President-Revenue Management.

        James G. Mathews, age 51, has served as Vice President-Accounting, Tax and Chief Accounting Officer since August 22, 2001. He joined Northwest as Vice President-Finance and Chief Accounting Officer in November 2000. From May 1997 to October 2000, Mr. Mathews served as Chief Financial and Administrative Officer of CARE-USA (an international relief and development agency) and from 1992 to 1997 Mr. Mathews held various executive positions at Delta Air Lines, including Corporate Treasurer.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 2001 and 2000:

	2001		2000
Quarter
	High	Low	High	Low
1st	33.0625	19	24.3125	16.125
2nd	27.75	20.5	36.375	20.6875
3rd	27.63	9.04	39	24.5625
4th	18.71	11.25	31	20.25

        As of February 28, 2002, there were 1,621 stockholders of record.

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

ITEM 6.    SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2001(1)		2000		1999		1998(2)		1997
Statements of Operations (In millions, except per share data)
Operating revenues
Passenger	$8,417		$9,653		$8,692		$7,607		$8,822
Cargo	720		857		732		635		792
Other	768		730		709		686		519

	9,905		11,240		10,133		8,928		10,133
Operating expenses	10,773		10,671		9,419		9,119		8,976

Operating income (loss)	(868)		569		714		(191)		1,157
Operating margin	(8.8)%		5.1%		7.0%		(2.1)%		11.4%
Income (loss) before extraordinary item	$(423)		$256		$300		$(285)		$606
Net income (loss)	$(423)		$256		$300		$(285)		$597
Earnings (loss) per common share:
Basic	$(5.03)		$3.09		$3.69		$(3.48)		$5.89	(3)
Diluted	$(5.03)		$2.77		$3.26		$(3.48)		$5.29	(3)
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$2,512		$693		$749		$480		$1,040
Total assets	12,955		10,877		10,584		10,281		9,336
Long-term debt, including current maturities	5,051		3,242		3,666		4,001		2,069
Long-term obligations under capital leases, including current obligations	586		556		597		655		705
Mandatorily redeemable preferred security of subsidiary	492		558		626		564		486
Preferred redeemable stock	227		232		243		261		1,155
Common stockholders' equity (deficit)(4)	(431)		231		(52)		(477)		(311)
Operating Statistics(5)
Scheduled service:
Available seat miles (ASM) (millions)	98,356		103,356		99,446		91,311		96,964
Revenue passenger miles (millions)	73,126		79,128		74,168		66,738		72,031
Passenger load factor	74.3%		76.6%		74.6%		73.1%		74.3%
Revenue passengers (millions)	54.1		58.7		56.1		50.5		54.7
Revenue yield per passenger mile (yield)	11.24	¢	12.04	¢	11.58	¢	11.26	¢	12.11	¢
Passenger revenue per scheduled ASM	8.36	¢	9.21	¢	8.64	¢	8.23	¢	9.00	¢
Operating revenue per total ASM(6)	9.17	¢	10.01	¢	9.44	¢	9.12	¢	9.76	¢
Operating expense per total ASM(6)	9.78	¢	9.33	¢	8.71	¢	9.21	¢	8.63	¢
Cargo ton miles (millions)	2,161		2,502		2,336		1,958		2,287
Cargo revenue per ton mile	33.28	¢	34.25	¢	31.31	¢	32.41	¢	34.57	¢
Fuel gallons consumed (millions)	2,029		2,113		2,039		1,877		1,996
Average fuel cost per gallon	79.26	¢	82.99	¢	53.55	¢	53.60	¢	64.86	¢
Number of operating aircraft at year end	428		424		410		409		405
Full-time equivalent employees at year end	45,708		53,491		51,823		50,565		48,984

(1)
2001 was affected by significantly reduced demand for travel resulting from the September 11, 2001, terrorist attacks. The Company recognized $461 million of grant income from the U.S. government under the Air Transportation Safety and System Stabilization Act, which was recorded as other non-operating income.
(2)
1998 was affected by labor-related disruptions, which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand.
(3)
Excludes the effect of the 1997 extraordinary loss ($.10 per basic share and $.08 per diluted share)
(4)
No dividends have been paid on common stock for any period presented.
(5)
All statistics exclude Pinnacle Airlines
(6)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of 747 freighter aircraft, MLT Inc. and gain/loss on disposition of assets

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). The Company reported a net loss of $423 million for the year ended December 31, 2001, compared with net income of $256 million in 2000. Loss per common share was $5.03 in 2001 compared with diluted earnings per share of $2.77 in 2000. Operating loss was $868 million in 2001 compared with operating income of $569 million in 2000. Operating revenues for the year ended December 31, 2001 decreased by $1.34 billion compared to 2000 primarily due to a decline in business travel caused by an economic slowdown in the United States, weakness in the Asian economies and reduced demand for travel resulting from the September 11, 2001, terrorist attacks. In 2001, the Company recognized $461 million of grant income from the U.S. government under the Air Transportation Safety and System Stabilization Act ("Airline Stabilization Act"), which was recorded as non-operating income.

        Substantially all of the Company's results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 95% and 96% of the Company's 2001 consolidated operating revenues and expenses, respectively, and the following discussion pertains primarily to Northwest.

September 11, 2001 Terrorist Attacks

        On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While the aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. airline industry's passenger traffic and yields. Immediately following these events, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. to be grounded, an order that remained in place for over 48 hours. In addition, the Company was only able to operate a limited portion of its scheduled flights for several days after the grounding order was lifted as it repositioned displaced aircraft and crews. Passenger traffic and yields on both domestic and international flights declined significantly when flights were permitted to resume, and the number of tickets refunded was substantially above normal. The Company has continued to experience significantly lower revenue and has incurred additional costs (e.g., higher security costs and insurance premiums) as compared to periods prior to September 11, 2001. In addition to increased rates, aviation insurers have also significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events.

        On September 21, 2001, Congress passed, and the President subsequently signed into law, the Airline Stabilization Act which provides, in part, (i) $5 billion in payments to compensate U.S. air carriers for losses incurred by the airline industry as a result of the terrorist attacks on the U.S. that occurred on September 11, 2001; (ii) $10 billion of federal credit instruments (loan guarantees) to be made available to U.S. air carriers to guarantee loans from lenders, subject to certain conditions and fees, including the potential requirement that the Government be issued warrants or other equity instruments in connection with such loan guarantees; (iii) limitations on air carrier officer and employee compensation if the air carrier receives federal loan guarantees; (iv) provisions designed to ensure the continuity of air service to communities, including Government subsidized essential air service to small communities; (v) reimbursement to U.S. air carriers by the Government of certain increased insurance costs incurred for the operation of aircraft; (vi) deferral of the deposits by U.S. air carriers for payments on certain taxes; (vii) limitations of liability for U.S. air carriers and, at the discretion of the Secretary of Transportation, limitations of liability for U.S. air carriers for acts of terrorism committed during a 180-day period following enactment of the Airline Stabilization Act; (viii) the FAA was authorized to provide third party war risk liability coverage to each carrier, their vendors, agents, and aircraft lessors and lenders; and (ix) establishment of a federal victims' compensation fund and claims procedure, relating to the terrorist attacks of September 11, 2001.

        Under the Airline Stabilization Act, each air carrier is entitled to receive compensation payments equal to the lesser of (i) its direct and incremental pretax losses attributed to the terrorist attacks for the period of September 11, 2001 to December 31, 2001; or (ii) its available seat mile and/or revenue ton mile allocation of the $5 billion compensation available under the Airline Stabilization Act. The Company had received a total of $410 million as of December 31, 2001, and expects to receive $51 million of additional funds under the Airline Stabilization Act in early 2002.

        The Company expects decreased passenger traffic and yields to continue for the foreseeable future. In response, the Company has taken several steps to mitigate the impact on its results of operations and financial condition. These steps included a significant reduction in scheduled capacity on an available seat mile ("ASM") basis, a reduction in its work force related to the decrease in capacity, and deferrals and cancellations of discretionary and other non-operationally critical spending. The reduction in capacity resulted in 24 aircraft being temporarily removed from scheduled service, of which 12 remained out of service at December 31, 2001. For the quarter ended December 31, 2001, capacity was 15.9% below 2000 levels.

        While the Company expects that these steps will help to offset the financial impact of the events of September 11, 2001, certain of these actions do not necessarily result in the immediate reduction of costs. For example, the lower capacity may not result in lower airport facility charges due to the fixed nature of these costs. The Company will continue to evaluate its operations and financial position in light of the future operating environment and will take additional steps it deems necessary, including adding back capacity as warranted.

        The Company's aviation insurance for war and terrorism liability coverage was cancelled effective September 26, 2001 and then reinstated that same day at substantially higher rates. The aviation insurers also significantly reduced the maximum amount of insurance coverage available to airlines for liability to persons other than passengers and liability for property damage arising from claims resulting from acts of terrorism, war or similar events to $50 million. The Company previously carried a significantly higher amount of coverage per event in war risk coverage. In light of this development, under the Airline Stabilization Act, the FAA has provided the Company and other U.S. Airlines with excess war risk coverage. This coverage was in force until March 20, 2002, and has been extended for an additional 60-days to May 20, 2002. The Airline Stabilization Act also provided for reimbursement of certain premium increases, at the option of the Secretary of Transportation. Thus far, the FAA has reimbursed airlines for increased costs of war risk insurance for a period of 30 days. War risk, hull and liability insurance expenses are expected to be significantly higher than the 2001 amounts.

        On November 19, 2001, Congress passed, and the President signed into law, the Aviation and Transportation Security Act ("Aviation Security Act"). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax; however, the Company is responsible for costs in excess of this fee which may not exceed 2000 security expense levels. Implementation of the requirements of the Aviation Security Act will result in increased costs for the Company and its passengers.

Results of Operations—2001 Compared to 2000

        Operating Revenues.    Operating revenues decreased 11.9% ($1.34 billion). System passenger revenues decreased 13.7% ($1.30 billion), excluding Pinnacle Airlines, Inc. ("Pinnacle Airlines"), which will be the new name of Express Airlines I, Inc. The decrease in system passenger revenues was primarily attributable to a 4.8% decrease in scheduled service ASMs and a 9.2% decrease in passenger revenues per ASM ("RASM"). System passenger load factor decreased 2.3 points to 74.3% for the year ended December 31, 2001. Pinnacle Airlines passenger revenues increased 52.3% ($68 million) to $198 million due to increased capacity from 21 additional Bombardier Canadian Regional Jet ("CRJ") 200 series aircraft. The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT") and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenues (in millions)	$8,219		$5,635		$1,677		$907
Increase (Decrease) from 2000:
Passenger revenues (in millions)	(1,304)		(820)		(413)		(71)
Percent	(13.7)%		(12.7)%		(19.7)%		(7.3)%
Scheduled service ASMs (capacity)	(4.8)%		(4.8)%		(9.2)%		3.8%
Passenger load factor	(2.3	) pts.	(1.5	) pts.	(3.1	) pts.	(3.3	) pts.
Yield	(6.6)%		(6.3)%		(8.1)%		(7.0)%
Passenger RASM	(9.2)%		(8.3)%		(11.6)%		(10.7)%

        Domestic passenger revenues decreased due to lower yields, passenger load factor and capacity. Northwest experienced a decline in business and leisure travel due to the impact of the slowing U.S. economy and the events of September 11, 2001. Approximately 78% of the decrease in domestic passenger revenues occurred between September 1 and December 31, 2001. In response to the resulting decline in demand for air travel after the terrorist attacks, domestic fourth quarter capacity was reduced 14.7%, as compared to 2000, on an ASM basis.

        Pacific passenger revenues decreased due to lower yields, passenger load factor and capacity. Approximately 64% of the decrease in Pacific passenger revenues occurred between September 1 and December 31, 2001. In response to the reduced demand for air travel, Pacific fourth quarter capacity was reduced 19.5%, as compared to 2000, on an ASM basis. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and replaced international first class, also reduced capacity. Passenger load factor and yields declined primarily due to slowing Asian economies and the events of September 11, 2001. The average yen per U.S. dollar exchange rates for the years ended December 31, 2001 and 2000 were 122 and 108, respectively, an 11.5% weakening in the buying power of the yen. The yen per U.S. dollar exchange rate was 134 at February 28, 2002. Additional information regarding the Company's yen exposure and currency hedging activities is provided in Quantitative and Qualitative Disclosures about Market Risk.

        Atlantic passenger revenues decreased due to a decline in yields and passenger load factor resulting from the terrorist attacks on September 11, 2001. In response to the reduced demand for air travel, Atlantic fourth quarter capacity was reduced 14.3%, as compared to 2000, on an ASM basis.

        Cargo revenues decreased 16.0% ($137 million) to $720 million due to a 2.8% decline in revenue per ton mile and 13.6% fewer cargo ton miles. These decreases resulted primarily from reduced U.S. demand for Asian goods caused by the slowing U.S. economy, the weakened yen per U.S. dollar exchange rate, and a decline in total cargo space on passenger aircraft as a result of the reduction in system passenger capacity. Service began in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. The Company's eleventh and twelfth freighters have been placed in revenue service to support this agreement.

        Other revenues (the principal components of which are MLT, Inc. (a wholly-owned subsidiary), other transportation fees and charter revenues) increased 5.2% ($38 million) primarily due to higher charter revenues and other transportation fees.

        Operating Expenses.    Operating expenses increased 1.0% ($102 million). Operating capacity decreased 4.8% to 98.54 billion total service ASMs due to capacity reductions primarily related to the events of September 11, 2001. Operating expense per total ASM increased 4.8%, excluding fleet impairment charges.

        Salaries, wages and benefits increased 9.8% ($353 million) primarily due to wage and benefit increases from settled contracts with collective bargaining units, retroactive wages and benefits of $89 million related to the new Aircraft Mechanics Fraternal Association ("AMFA") collective bargaining agreement, and higher pension and group insurance expenses. Aircraft fuel and taxes declined 7.7% ($145 million) due to a decrease of 4.5% in average fuel cost per gallon to 79.26 cents, net of hedging transactions, and 4.0% fewer fuel gallons consumed as a result of the reduced capacity. Depreciation and amortization increased 11.8% ($73 million), primarily due to fleet disposition charges of $161 million related to the reductions in the estimated market values of aircraft recorded in the third and fourth quarters of 2001, partially offset by $125 million of DC10 impairments recorded in 2000. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charges. Aircraft maintenance materials and repairs increased 4.5% ($29 million) due to a higher level of scheduled work within the routine engine and airframe maintenance cycle. Commissions decreased 24.6% ($163 million) primarily due to lower passenger revenues, increased use of lower cost distribution channels and a decline in the percentage of commissionable transactions. Internet sales, which typically have lower commission rates than other distribution channels, represented approximately 13% of passenger revenues in 2001 compared with approximately 8.0% in 2000. Aircraft rentals increased 5.7% ($24 million) due to additional leased aircraft. Other expenses (the principal components of which include outside services, insurance, selling and marketing expenses, passenger food, personnel expenses, advertising and promotional expenses, communication expenses and supplies) decreased 3.8% ($89 million) principally due to lower variable costs associated with reduced capacity and a favorable foreign currency impact on expenses, partially offset by higher insurance costs incurred following the September 11, 2001 terrorist attacks. Insurance costs are expected to increase dramatically in 2002 as a result of those events.

        Other Income and Expense.    Interest expense increased 5.4% ($19 million) primarily due to the borrowings under the Company's revolving credit facilities. Earnings of affiliated companies decreased $97 million, due principally to the Company no longer recognizing its share of Continental Airlines, Inc.'s ("Continental") earnings in 2001 as a result of the sale of its investment in Continental, WORLDSPAN's lower earnings in 2001 and Orbitz, LLC's loss in 2001. Other income decreased $25 million primarily due to a $58 million gain from the sale of a portion of Northwest's investment in priceline.com in 2000, partially offset by a $27 million gain recorded in 2001 on the sale of the Company's remaining investment in Continental.

Results of Operations—2000 Compared to 1999

        Operating Revenues.    Operating revenues increased 10.9% ($1.11 billion). System passenger revenues increased 10.9% ($935 million), excluding Pinnacle Airlines, primarily attributable to a 3.9% increase in scheduled service ASMs and a 6.6% increase in RASM. ASMs increased primarily due to the net addition of 14 aircraft in 2000. System passenger load factor increased to a record 76.6% for the year ended December 31, 2000. Pinnacle Airlines passenger revenues were $130 million and $104 million for the years ended December 31, 2000 and 1999, respectively.

        The following analysis by market is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2000
Passenger revenues (in millions)	$9,523		$6,455		$2,090		$978
Increase (Decrease) from 1999:
Passenger revenues (in millions)	935		515		288		132
Percent	10.9%		8.7%		16.0%		15.6%
Scheduled service ASMs (capacity)	3.9%		2.2%		3.4%		14.1%
Passenger load factor	2.0	pts.	2.1	pts.	1.5	pts.	1.5	pts.
Yield	4.0%		3.3%		10.2%		(0.6)%
Passenger RASM	6.6%		6.4%		12.1%		1.3%

        Domestic passenger revenues increased due to a higher passenger load factor, more capacity and higher yields. Domestic passenger load factor increased 2.1 points to a record 72.9%, primarily due to favorable industry market conditions. Capacity increased as a result of additional aircraft.

        Pacific passenger revenues were higher due to increased capacity and higher yields, driven by Asia's recovering economic environment. The average yen per U.S. dollar exchange rate for the years ended December 31, 2000 and 1999 was 108 and 115, respectively, a 6.5% strengthening of the yen. Pacific passenger load factor increased 1.5 points to a record 81.7% as the Company continued to experience increased demand.

        Atlantic passenger revenues increased as a result of more capacity and a higher passenger load factor. Capacity increased as a result of new flying, including the initiation of Detroit-Italy service and higher frequency in Minneapolis/St. Paul-Amsterdam service, as well as improved operational performance.

        Cargo revenues increased 17.1% ($125 million) due to a 7.1% increase in cargo ton miles and a 9.4% increase in cargo revenue per ton mile. The Company's tenth Boeing 747 freighter entered service in August 2000. Also in 2000, the Company acquired two additional Boeing 747 aircraft, which were converted into freighters and began revenue service in the summer of 2001. Other revenue increased 3.0% ($21 million) due to a higher volume of business for MLT Inc., which was partially offset by lower KLM joint venture alliance settlements.

        Operating Expenses.    Operating expenses increased 13.3% ($1.25 billion). Operating capacity increased 4.0% to 103.52 billion total service ASMs due to planned capacity increases. Operating expense per total ASM increased 7.1%, excluding the fleet disposition charge, and increased only 0.7% when the impact of higher fuel prices is also excluded.

        Salaries, wages and benefits increased 6.4% ($217 million) primarily due to wage and benefit increases from settled contracts with collective bargaining units and an increase in average full-time equivalent employees of 2.6%. Aircraft fuel and taxes rose 57.2% ($681 million) due to an increase of 55.0% in average fuel cost per gallon to a record 82.99 cents, net of hedging transactions, and 3.6% higher fuel gallons consumed as a result of higher capacity. Hedging transactions reduced fuel costs by $119 million in 2000. Commissions decreased 9.9% ($73 million) primarily due to lower rates resulting from changes to the Company's commission structure, which were effective in October 1999, and a lower percentage of commissionable transactions partially offset by commissions on higher passenger revenues. Internet sales represented approximately 8.0% of passenger revenue in 2000 compared with approximately 5.0% in 1999. Aircraft maintenance materials and repairs increased 0.8% ($5 million) due to a 1999 non-recurring credit of $34 million related to lower than anticipated costs associated with outside aircraft maintenance, offset by lower scheduled engine and airframe overhauls in 2000. Depreciation and amortization increased 23.4% ($117 million) due to a fleet disposition charge of $125 million related to the accelerated retirement of a portion of the DC10 fleet recorded in the fourth quarter. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charge. Aircraft rentals increased 19.2% ($68 million) due to additional leased aircraft. Other expenses (the principal components of which include outside services, selling and marketing expenses, passenger food, personnel expenses, advertising and promotional expenses, communication expenses and supplies) increased 9.9% ($210 million) due primarily to increased business for MLT Inc. and higher variable costs associated with expanded capacity.

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

Liquidity and Capital Resources

        At December 31, 2001, the Company had cash, cash equivalents and restricted short-term investments of $2.61 billion. This amount includes $100 million of restricted short-term investments resulting in total liquidity of $2.51 billion, an increase in liquidity of $703 million from December 31, 2000. As discussed later, the Company's secured credit facilities were fully drawn as of December 31, 2001.

        Cash flows from operating activities were $646 million in 2001. The decrease of $247 million in operating cash flows from 2000 was due primarily to significantly lower pretax income, partially offset by higher depreciation and amortization, reductions in working capital, a greater excess of pension expense over pension contributions, a smaller excess of frequent flyer mile revenue over sales proceeds and a higher dividend from WORLDSPAN. Cash flows from operating activities were $893 million for 2000 and $1.26 billion for 1999.

        Investing Activities.    Investing activities in 2001 consisted primarily of the purchase of 13 Airbus A319 aircraft, four Airbus A320 aircraft, and five Boeing 757-200 aircraft, engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facilities improvements and ground equipment purchases, partially offset by $582 million in proceeds from the sale of the Company's investment in Continental. See Note 13 to the Consolidated Financial Statements for additional discussion of the Company's investment in Continental.

        In addition to the purchased aircraft discussed previously, the Company took delivery of 21 Bombardier CRJ200 aircraft during 2001. These aircraft were financed with long-term leveraged operating leases provided by the manufacturer and simultaneously subleased to Pinnacle Airlines.

        Investing activities in 2000 consisted primarily of the purchase of 10 Airbus A319 aircraft, seven AVRO RJ85 aircraft and two used Boeing 747-200 aircraft (which were converted to freighters), costs to commission aircraft before entering revenue service, aircraft modifications, deposits on ordered aircraft, facility improvements and ground equipment purchases, partially offset by $58 million of proceeds from the sale of a portion of the Company's investment in priceline.com.

        Investing activities in 1999 consisted primarily of the purchase of seven Airbus A320 aircraft, 10 Airbus A319 aircraft, four Boeing 747-400 aircraft, 11 AVRO RJ85 aircraft and two used DC10 aircraft, the purchase off lease of four DC9-50 aircraft, costs to commission aircraft before entering revenue service, engine hushkitting, aircraft modifications, deposits on ordered aircraft and ground equipment purchases.

        Financing Activities.    Financing activities in 2001 consisted primarily of the Company's borrowing in March and subsequent repayment in May of $1.10 billion under its revolving credit facilities, the borrowing on September 11 of $1.12 billion under its revolving credit facilities, of which $150 million was repaid in

October as scheduled, the issuance of $300 million of 8.875% public unsecured notes due 2006, $120 million received under airport facility revenue bonds, the payment of debt and capital lease obligations and the receipt of $678 million in financing for: (i) 13 Airbus A319 aircraft; seven of which were financed with funds from pass-through certificates and six with long-term bank debt; (ii) five Boeing 757-200 aircraft financed with long-term bank debt; (iii) four Airbus A320 aircraft, three of which were financed with funds from pass-through certificates and one with long-term bank debt.

        The Company's unsecured credit facilities were amended on October 23, 2001 from a negative pledge to a secured position on certain assets. The amended secured credit agreement consists of (i) a $725 million revolving facility available until October 2005, and (ii) a $250 million 364-day revolving credit facility expiring in October 2002 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. This credit agreement is secured by the Company's Pacific route system and certain aircraft. Borrowings under these secured credit facilities currently bear interest at a variable rate equal to three-month LIBOR plus 2.0% (4.1% as of December 31, 2001, 3.9% as of February 28, 2002). See Note 3 to the Consolidated Financial Statements for additional discussion of these credit facilities.

        In June 2001, the Company completed a pre-funded offering of $581 million of pass-through certificates at a blended fixed coupon rate of 7.18%. Proceeds from sales of the certificates will be used to finance the acquisition of 14 aircraft consisting of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft scheduled for delivery between March and December 2002. In July 2001, the Company completed an offering of $396 million of European pass-through certificates due in 2013 at a blended floating rate of three-month LIBOR plus 0.60% (2.5% as of February 28, 2002) to finance the acquisition of nine new Airbus A319 aircraft and five new Airbus A320 aircraft scheduled to be delivered from November 2001 through July 2002.

        The pre-funded portion of cash proceeds from the offerings of certificates are invested and held in escrow with a depository bank and are not assets or direct obligations of, or guaranteed by, the Company and are therefore not included in the Consolidated Financial Statements. As aircraft are delivered or refinanced, the Company utilizes the cash proceeds to finance the acquisition of these aircraft as secured debt financing for ownership or as non-recourse debt for leveraged lease financing. If a leveraged lease is obtained for any aircraft, under which the aircraft would be sold and leased back to Northwest, the debt associated with the aircraft will become part of the lease and not a direct obligation of the Company or Northwest. Lease obligations for any lease that qualifies as an operating lease under Statement of Financial Accounting Standards ("SFAS") No. 13 are disclosed in Note 4 to the Consolidated Financial Statements. If any funds remain as deposits with the escrow agent for such pass-through certificates at the end of the delivery period, such funds will be distributed back to the certificate holders. Such distribution will include interest on such amounts payable by the Company. Management believes that the likelihood funds would be distributed from escrow back to investors and that the interest due would be a material amount, is remote. At December 31, 2001, $886 million of the unused offering proceeds were held in escrow.

        Financing activities in 2000 consisted primarily of payment of debt and capital lease obligations, including $165 million in term loan prepayments, and the long-term leveraged operating lease financing through sale and leaseback of 10 Airbus A319 aircraft and three AVRO RJ85 aircraft.

        During 2000, the Company completed a public offering totaling $522 million of pass-through trust certificates to finance the acquisition of 13 new aircraft delivered in 2000 and 2001 and to refinance six other aircraft delivered in 1996.

        Financing activities in 1999 consisted primarily of the public issuance of $200 million of unsecured notes, the public issuance of $143 million of 40-year senior unsecured quarterly interest bonds (which are callable five years after issuance), the long-term leveraged operating lease financing through sale and leaseback of four Boeing 747-400 aircraft, seven Airbus A320 aircraft, two Airbus A319 aircraft and 10 AVRO RJ85 aircraft and various secured aircraft and ground equipment financings, offset by full repayment of the $825 million revolving credit facilities and $562 million of aircraft delivery bridge financing, and the payment of scheduled debt and capital lease obligations.

        During 1999, the Company completed three public offerings of pass-through trust certificates totaling $1.22 billion to finance the acquisition of 39 new aircraft delivered in 1999 and 2000.

        On January 15, 2002, the Company disbursed $216 million of aviation taxes deferred pursuant to federal authorization for payments otherwise due between September 11, 2001 and January 15, 2002. Additionally, through NWA Funding, LLC, the Company repaid $61 million outstanding under the Receivables Purchase Agreement (the "Agreement"). The Agreement with NWA Funding, LLC, a wholly-owned, non-consolidated subsidiary of the Company, provided for the early termination of the Agreement and repayment of the NWA Funding, LLC outstanding revolving facility upon occurrence of certain events, including exceeding a rolling three-month threshold of passenger refunds as a percentage of sales and the lowering of the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001. See Note 13 to the Consolidated Financial Statements for additional discussion concerning NWA Funding, LLC. The lower credit rating did not trigger acceleration of any other repayments.

        The following table summarizes the Company's commitments to make long-term debt and lease payments for the years ending December 31 (in millions):

	2002	2003	2004	2005	2006
Long-term Debt(1)	$223	$170	$517	$1,341	$469
Capital Leases(2)	287	101	75	64	50
Operating Leases:(3)
Aircraft	560	555	547	536	545
Non-Aircraft	147	144	132	118	114

Total Debt and Lease Obligations(4)	1,217	970	1,271	2,059	1,178

Notes:

(1)
This amount represents principal amounts due only. The amount due in 2005 includes $962 of principal outstanding on the Company's credit facilities. See Note 3 to the Consolidated Financial Statements for additional discussion of long-term debt and future maturities.

(2)
Amounts represent minimum capital lease payments with initial or remaining terms of more than one year. See Note 4 to the Consolidated Financial Statements for additional discussion of capital leases.

(3)
Amounts represent minimum lease payments with initial or remaining terms of more than one year and exclude related sublease rental income. See Note 4 to the Consolidated Financial Statements for additional discussion of operating leases.

(4)
The above table excludes amounts relating to the mandatorily redeemable preferred security of subsidiary. See Note 5 to the Consolidated Financial Statements for additional discussion of the mandatorily redeemable preferred security of subsidiary which holds solely non-recourse obligations of company. The table also excludes amounts relating to the Series C preferred stock. See Note 6 to the Consolidated Financial Statements for additional discussion of the Company's obligations related to the Series C preferred stock.

        Capital Commitments.    The Company's firm orders for 94 new aircraft to be operated by Northwest consist of scheduled deliveries for 24 Airbus A330 aircraft from 2003 through 2006, eight Airbus A320 aircraft from 2002 through 2004, 41 Airbus A319 aircraft from 2002 through 2003, 19 Boeing 757-200/300 aircraft from 2002 through 2003 and two Boeing 747-400 aircraft in 2002. Eight of the A330 aircraft orders may be cancelled. As of December 31, 2001, the Company also had firm orders for 99 Bombardier CRJ200/440 aircraft, which will be leased or subleased to and operated by Northwest Airlink regional carriers. The Company has the right to defer the scheduled delivery of certain aircraft listed above for up to a maximum of four years. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer.

        Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $2.01 billion in 2002, $2.05 billion in 2003, $1.38 billion in 2004, $1.31 billion in 2005, $220 million in 2006 and $33 million in 2007. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged lease financing. Financing commitments available for use by the Company are in place for all of the aircraft on firm order.

        During 2001, the Company guaranteed two long-term airport special facility bond financings for $136 million and $64 million related to airport improvements in Minneapolis/St. Paul and Seattle, respectively. These financings have final maturities in 2025 and 2030 at fixed rates of 7.27% and 7.49%, respectively, and will be recorded as other property and equipment and long-term obligations under capital leases when the funds are drawn for construction purposes.

        The Company currently has an effective shelf registration statement for the issuance of $1.20 billion of unsecured debt and equipment trust certificates.

        Working Capital.    The Company operates, like its competitors, with negative working capital, which aggregated to $356 million at December 31, 2001. This position is primarily attributable to the $1.28 billion air traffic liability, largely representing cash received from tickets that customers have purchased in advance and not yet used. Revenue is recognized and the liability is reduced as customers use these tickets for transportation provided by the Company. The Company also performs bi-monthly evaluations of this estimated liability and recognizes any adjustments as passenger revenues for that period. These adjustments relate primarily to ticket usage patterns, refunds, exchanges, inter-airline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. While these factors generally follow predictable patterns that provide a reliable basis for estimating the air traffic liability, significant changes in business conditions and/or passenger behavior that affect these estimates could impact operating income.

Critical Accounting Policies

        The discussion and analysis of the Company's financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 to the Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

        Aircraft Valuation and Impairments.    The Company has evaluated its long-lived assets for possible impairments in compliance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In the third and fourth quarters of 2001 the Company recorded, as depreciation expense, impairment charges of $161 million related to reductions in the estimated market values of certain aircraft. See Note 1 to the Consolidated Financial Statements for additional discussion of impairment of long-lived assets.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of this statement on January 1, 2002, implementation of which will have no material effect on the Company's results of operations or financial condition.

        Goodwill and Intangible Assets.    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS 142 on January 1, 2002, and as a result will no longer amortize its indefinite lived intangible assets and goodwill.

        Presently, the Company's indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan from its U.S. hub airports indefinitely. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. The Company's carrying value of international route authorities was $634 million at December 31, 2001. Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes and, if the life is then determined to be finite, begin amortizing the asset. The Company's goodwill balance of $18 million relates solely to the 1997 purchase of Pinnacle Airlines, a regional air carrier.

        Amortization of goodwill and intangible assets was $24 million in 2001, approximately $23 million of which related to the international route authorities discussed above. During the first half of 2002, the Company will perform impairment tests of goodwill and indefinite lived intangible assets by comparing the carrying values to prices of similar assets in the market place or other appropriate valuation techniques. Any impairment recorded as a result of adopting this standard will be recorded as a change in accounting principle. Any subsequent impairment charge would be recorded as an operating expense. The effect, if any, of these tests on the earnings and financial position of the Company has not yet been determined.

        Pension Liability and Expense.    The Company has several noncontributory pension plans covering substantially all of its employees. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. Benefits associated with these plans are based primarily on years of service and, in some cases, employee compensation. See Note 12 to the Consolidated Financial Statements for additional discussion of actuarial assumptions used in determining pension liability and expense.

        A significant element in determining the Company's pension expense in accordance with SFAS No. 87 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. The Company has assumed that the expected long-term rate of return on plan assets will be 10.5%. The Company's pension plan assets have historically earned in excess of 10.5% and the Company believes that this assumption for future returns is reasonable. The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The plan assets have earned a rate of return substantially less than 10.5% in each of the last two years. Should this trend continue, future pension expense would likely increase.

        At the end of each year, the Company determines the discount rate used to measure plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by a recognized ratings agency. A change in the discount rate in future periods could have a material impact on pension expense. By applying this methodology, the Company determined a discount rate of 7.5% to be appropriate at December 31, 2001.

        For the year ended December 31, 2001, the net effect of accounting for changes in the Company's pension plans decreased accumulated other comprehensive income by $287 million, up from $19 million for the year 2000. The negative impact on accumulated other comprehensive income was principally due to asset returns below the long-term expected rate and additional pension benefits provided for in new agreements with contract employees. For the year ended December 31, 2001, the Company recognized consolidated pretax pension expense of $231 million, up from $134 million in 2000. Pension expense is anticipated to increase in 2002.

        Plan assets for the Company's pension plans are managed by external investment professionals who are registered investment advisors. These advisors are prohibited by the investment policies of the plan from investing in Company securities, other than as a portion of a market index fund that could have a diminutive proportion of such securities.

Other Information

        Labor Agreements.    Approximately 91% of the Company's employees are members of collective bargaining units. On May 11, 2001, Northwest's mechanics, custodians and cleaners ratified a new four-year agreement. The agreement provides for lump sum retroactive payments, a one-time pay adjustment, increased wages and pension benefits and various work rule modifications. At December 31, 2001, all of the Company's union workers were under contract.

        KLM Alliance.    Northwest and KLM operate their trans-Atlantic flights pursuant to a commercial and operational joint venture alliance, which has antitrust immunity that facilitates coordinated pricing, scheduling, product development and marketing. In addition, Northwest and KLM act as one company in North America and Europe, where Northwest and KLM coordinate ground handling and sales in North America and Europe, respectively. Trans-Atlantic operating profits/losses are shared equally by Northwest and KLM and any net alliance settlements are recorded in other operating revenues in Northwest's Consolidated Financial Statements. Northwest and KLM have a minimum of nine years remaining under their current joint venture alliance.

        Detroit Midfield Terminal.    The Company was responsible for managing and supervising the design and construction of a new $1.2 billion passenger terminal at Detroit Metropolitan Wayne County Airport. The new terminal was completed in February 2002 and offers 97 gates, 106 ticket-counter positions, 14 security check points, a fourth parallel runway, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The new terminal also offers international-to-domestic connections within the same facility. In addition, a new hotel in the terminal is scheduled to be completed in September 2002.

        The new terminal has been funded by the issuance of general airport revenue bonds by Wayne County, payable primarily from future passenger facility charges and federal and State of Michigan grants. The Company and the County have entered into agreements pursuant to which the Company will lease space in the new terminal for a term of 30 years from the date the terminal opens.

        Subsequent Event.    On February 25, 2002, Pinnacle Airlines Corp. ("Pinnacle Corp."), an indirect subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Pinnacle Corp. common stock. Pinnacle Corp. was incorporated in Delaware on January 10, 2002, for the sole purpose of becoming a holding company of Pinnacle Airlines. Immediately prior to the consummation of the offering, the Company will transfer all of the outstanding stock of Pinnacle Airlines to Pinnacle Corp. in exchange for all of the outstanding common stock of Pinnacle Corp., one share of Series A preferred stock of Pinnacle Corp. and a $150 million note issued by Pinnacle Corp. After the offering is complete, the Company will receive all of the net proceeds of the offering and will own 13% of Pinnacle Corp.'s outstanding common stock if the over-allotment option granted to the underwriters is not exercised. If the over-allotment option is exercised in full, the Company will not own any shares of Pinnacle Corp.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risks inherent in the Company's market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ from the outcomes estimated in the analysis due to factors beyond the Company's control. See Note 14 to the Consolidated Financial Statements for accounting policies and additional information.

        Aircraft Fuel.    The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2001 cost per gallon of fuel, assuming projected 2002 fuel usage, which would result in an increase to aircraft fuel expense of approximately $118 million in 2002, compared to an estimated $180 million for 2001 measured at December 31, 2000. As of December 31, 2001, the Company had hedged approximately 9% of its first quarter 2002 fuel requirements, compared to 12% of the 2001 first quarter requirements at December 31, 2000.

        Foreign Currency.    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2001 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $25 million for the year ending December 31, 2002, net of gains realizable from yen hedge instruments outstanding at December 31, 2001, compared to an estimated decrease of $70 million for 2001 measured at December 31, 2000. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2001 and 2000. The variance is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

        The Company also has foreign currency non-cash exposure. The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income caused by the remeasurement of net foreign currency-denominated liabilities of an estimated $12 million in 2002 compared with an estimated $13 million at December 31, 2000. This sensitivity analysis was prepared based upon projected foreign currency-denominated assets and liabilities as of December 31, 2001 and 2000.

        In 2001, the Company's yen-denominated net cash inflow was approximately 34 billion yen (approximately $369 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 12 billion yen (approximately $97 million) compared with 52 billion yen (approximately $501 million) and 11 billion yen (approximately $100 million), respectively, in 2000. In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income in 2001 was unfavorably impacted by approximately $12 million due to the average yen being weaker in 2001 compared to 2000 and favorably impacted in 2000 by approximately $70 million due to the average yen being stronger in 2000 compared to 1999. The average yen to U.S. dollar exchange rate, including the impact of hedge activity, for the years ending December 31, 2001, 2000 and 1999 was 92, 104 and 117, respectively. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $85 million in 2001 and $23 million in 2000. As of December 31, 2001, the Company had entered into forward contracts to hedge approximately 60% of its anticipated 2002 yen-denominated sales at an average rate of 114 yen per U.S. dollar, compared to 38% at December 31, 2000.

        Interest.    The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. The Company's floating rate indebtedness was approximately 39% and 21% of the total long-term debt and capital lease obligations at December 31, 2001 and 2000, respectively. If long-term floating interest rates increased by 100 basis points during 2002 as compared to 2001, the Company's interest expense would increase by approximately $22 million, compared to an estimated $7 million for 2001 measured at December 31, 2000. If short-term interest rates increased by 100 basis points during 2002 as compared to 2001, the Company's interest income from cash equivalents and short-term investments would increase by approximately $17 million compared to an estimated $13 million for 2001 measured at December 31, 2000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 2001 and 2000.

        Market risk for fixed-rate indebtedness is estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates and amounts to approximately $142 million during 2002, compared to an estimated $151 million for 2001 measured at December 31, 2000. The fair values of the Company's indebtedness were estimated using estimated or quoted market prices and discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

        We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Minneapolis, Minnesota
January 16, 2002

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,512	$693
Restricted short-term investments	100	35
Accounts receivable, less allowance(2001—$20; 2000—$16)	512	534
Flight equipment spare parts, less allowance (2001—$121; 2000—$131)	273	313
Deferred income taxes	122	108
Maintenance and operating supplies	64	103
Prepaid expenses and other	207	228

Total current assets	3,790	2,014
PROPERTY AND EQUIPMENT
Flight equipment	7,015	6,498
Less accumulated depreciation	1,981	1,896

	5,034	4,602
Other property and equipment	1,886	1,826
Less accumulated depreciation	854	794

	1,032	1,032

Total property and equipment	6,066	5,634
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	846	846
Less accumulated amortization	303	281

Total flight equipment under capital leases	543	565
OTHER ASSETS
Intangible pension asset	943	375
International routes, less accumulated amortization (2001—$333; 2000—$310)	634	657
Investments in affiliated companies	213	836
Other	766	796

Total other assets	2,556	2,664

Total Assets	$12,955	$10,877

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,275	$1,307
Accrued compensation and benefits	737	549
Accounts payable	691	592
Collections as agent	298	112
Accrued aircraft rent	253	229
Other accrued liabilities	476	476
Current maturities of long-term debt	223	191
Current obligations under capital leases	193	62

Total current liabilities	4,146	3,518
LONG-TERM DEBT	4,828	3,051
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	393	494
DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	1,749	882
Deferred income taxes	1,005	1,353
Other	546	558

Total deferred credits and other liabilities	3,300	2,793
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY—Note 5
(Redemption value 2001—$530; 2000—$610)	492	558
PREFERRED REDEEMABLE STOCK
(Liquidation value 2001—$228; 2000—$233)	227	232
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2001—110,344,796; 2000—110,088,522)	1	1
Additional paid-in capital	1,451	1,459
Accumulated deficit	(518)	(94)
Accumulated other comprehensive income (loss)	(305)	(5)
Treasury stock (2001—25,136,582 shares; 2000—26,994,364 shares)	(1,060)	(1,130)

Total common stockholders' equity (deficit)	(431)	231

Total Liabilities and Stockholders' Equity (Deficit)	$12,955	$10,877

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
OPERATING REVENUES
Passenger	$8,417	$9,653	$8,692
Cargo	720	857	732
Other	768	730	709

Total operating revenues	9,905	11,240	10,133
OPERATING EXPENSES
Salaries, wages and benefits	3,963	3,610	3,393
Aircraft fuel and taxes	1,727	1,872	1,191
Depreciation and amortization	690	617	500
Aircraft maintenance materials and repairs	669	640	635
Other rentals and landing fees	533	513	486
Commissions	500	663	736
Aircraft rentals	447	423	355
Other	2,244	2,333	2,123

Total operating expenses	10,773	10,671	9,419

OPERATING INCOME (LOSS)	(868)	569	714
OTHER INCOME (EXPENSE)
Airline Stabilization Act funds	461	—	—
Interest expense	(369)	(350)	(379)
Interest capitalized	29	23	16
Interest of mandatorily redeemable preferred security holder	(25)	(27)	(27)
Investment income	66	62	40
Earnings of affiliated companies	(5)	92	84
Other, net	41	66	39

Total other income (expense)	198	(134)	(227)

INCOME (LOSS) BEFORE INCOME TAXES	(670)	435	487
Income tax expense (benefit)	(247)	179	187

NET INCOME (LOSS)	(423)	256	300
Preferred stock requirements	(1)	(1)	(1)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(424)	$255	$299

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(5.03)	$3.09	$3.69

Diluted	$(5.03)	$2.77	$3.26

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(423)	$256	$300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	690	617	500
Income tax expense (benefit)	(247)	179	187
Net payments of income taxes	(24)	(61)	(65)
Pension and other postretirement benefit contributions less than expense	189	72	166
Sale proceeds of frequent flyer miles less than revenue	(48)	(161)	(42)
Net loss (earnings) of affiliates	64	(65)	—
Other, net	46	(26)	(5)
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	102	(31)	103
Decrease (increase) in flight equipment spare parts	8	(2)	12
Decrease (increase) in supplies, prepaid expenses and other	79	(54)	(57)
Increase (decrease) in air traffic liability	16	(27)	250
Increase (decrease) in accounts payables	91	97	(143)
Increase in other liabilities	220	43	72
Increase (decrease) in accrued liabilities	(117)	56	(19)

Net cash provided by operating activities	646	893	1,259
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,253)	(672)	(1,038)
Purchases of short-term investments	(205)	(194)	(288)
Proceeds from maturities of short-term investments	135	198	330
Proceeds from sale of property, equipment and other assets	602	97	63
Investments in affiliated companies and other, net	(9)	(8)	(40)

Net cash used in investing activities	(730)	(579)	(973)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(152)	(1,268)	(1,681)
Payment of capital lease obligations	(65)	(60)	(57)
Payment of short-term borrowings	(1,261)	—	(102)
Proceeds from long-term debt	2,102	614	779
Proceeds from short-term borrowings	1,245	—	—
Proceeds from sale and leaseback transactions	84	387	1,095
Other, net	(50)	(43)	(51)

Net cash provided by (used in) financing activities	1,903	(370)	(17)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,819	(56)	269
Cash and cash equivalents at beginning of period	693	749	480

Cash and cash equivalents at end of period	$2,512	$693	$749

Available to be borrowed under credit facilities	$—	$1,116	$1,573

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance January 1, 1999	109.0	$1	$1,445	$(649)	$(68)	$(1,206)	$(477)
Net income				300			300
Other comprehensive income					59		59

Comprehensive income, net of tax							359
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	0.6		19				19
Common Stock held in rabbi trusts			(11)			57	46
Other			1	1			2

Balance December 31, 1999	109.6	1	1,454	(349)	(9)	(1,149)	(52)
Net income				256			256
Other comprehensive income					4		4

Comprehensive income, net of tax							260
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	0.3		11				11
Common Stock held in rabbi trusts			(11)			19	8
Other	0.2		5				5

Balance December 31, 2000	110.1	1	1,459	(94)	(5)	(1,130)	231
Net loss				(423)			(423)
Other comprehensive loss					(300)		(300)

Comprehensive loss, net of tax							(723)
Accretion of Series C Preferred Stock				(1)			(1)
Series C Preferred Stock converted to Common Stock	0.2		6				6
Common Stock held in rabbi trusts			(16)			70	54
Other			2				2

Balance December 31, 2001	110.3	$1	$1,451	$(518)	$(305)	$(1,060)	$(431)

        The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, as well as Orbitz, LLC and NWA Funding, LLC are accounted for by the equity method. Other investments are accounted for by the cost method.

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

        Business:    Northwest's operations comprise approximately 95% and 96% of the Company's consolidated operating revenues and expenses, respectively. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 145 cities in 22 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a trans-Atlantic alliance with KLM Royal Dutch Airlines ("KLM"), which operates through a hub in Amsterdam, and a global alliance with Continental Airlines, Inc. ("Continental").

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

        The Company accounts for certain airport leases under the Emerging Issues Task Force ("EITF") Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, to be recorded on the balance sheet. These capitalized expenditures of $150 million at December 31, 2001, are recorded in other property and equipment with the corresponding obligation included in long-term obligations under capital leases, and relate to airport improvements at Minneapolis-St. Paul, Memphis, and Seattle.

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

        International Routes:    The Company's international routes result from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan from its U.S. hub airports indefinitely. Through the end of 2001, the international routes were amortized on a straight-line basis over 40 years. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS 142 on January 1, 2002, and as a result will no longer amortize its international routes and goodwill.

        During the first half of 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets by comparing the carrying values to prices of similar assets in the market place or other appropriate valuation techniques. Any impairment recorded as a result of adopting this standard will be recorded as a change in accounting principle. Any subsequent impairment charge would be recorded as an operating expense. The effect, if any, of these tests on the earnings and financial position of the Company has not yet been determined.

        Impairment of Long-Lived Assets:    The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company records, in depreciation expense, impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of this statement on January 1, 2002, the implementation of which will have no material effect on the Company's results of operation or financial condition.

        The Company recorded non-cash impairment charges of $161 million to reflect reductions in the estimated market values of certain aircraft and related inventory in the third and fourth quarters of 2001 due to reduced demand resulting from the events of September 11, 2001. The impairment charge consisted of a $96 million write-down to market value of 25 Boeing 727 aircraft and five Boeing 747 freighter aircraft. The remaining $65 million of impairment charges related to seven non-operating aircraft that had been stored for future sale, two DC-9 aircraft and three Boeing 727 aircraft retired during 2001, and four Boeing 747-200 aircraft retired or scheduled to be retired by 2004. In reducing these net book values, the Company considered recent transactions involving sales of similar aircraft, outside appraisals and market trends in aircraft dispositions to determine the fair market value of these assets. These impairment charges, which were recorded in depreciation and amortization, also included a $9 million write-down of related spare parts to their estimated fair market value.

        In December 2000, the Company decided to accelerate the retirement of 21 DC10-40 and six DC10-30 aircraft, replacing them with recently ordered Airbus A330 and Boeing 757-300 aircraft. As a result of this decision, the Company recorded a non-cash fleet disposition charge of $125 million in depreciation and amortization. The Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions to reduce the net book value to reflect the fair market value of these assets. The fleet disposition charge included a $29 million write-down of related spare parts to their estimated fair market value.

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

        Advertising:    Advertising costs, included in other operating expenses, are expensed as incurred and were $98 million, $127 million and $124 million in 2001, 2000, and 1999, respectively.

        Employee Stock Options:    The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

        Foreign Currency:    Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The Preferred Security (see Note 5) and other assets and liabilities associated with certain properties located outside of the U.S. whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to accumulated other comprehensive income (loss), a component of common stockholders' equity (deficit).

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

Note 2—Earnings (Loss) Per Share Data

        The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31 (in millions, except share data):

	2001	2000	1999
Numerator:
Net income (loss) applicable to common stockholders for basic earnings (loss) per share	$(424)	$255	$299
Effect of dilutive securities—Series C Preferred Stock	—	1	1

Net income (loss) applicable to common stockholders after assumed conversions for diluted earnings (loss) per share	$(424)	$256	$300

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	84,280,222	82,629,233	81,255,097
Effect of dilutive securities:
Series C Preferred Stock	—	6,941,938	7,378,216
Shares held in non-qualified rabbi trusts	—	2,183,978	3,031,275
Employee stock options	—	500,317	373,012

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	84,280,222	92,255,466	92,037,600

        For the year ended December 31, 2001, no incremental shares related to dilutive securities were added to the denominator because the inclusion of such shares would be anti-dilutive.

        For additional disclosures regarding the Series C Preferred Stock, shares held in rabbi trusts and employee stock options, see Notes 6 and 7.

Note 3—Long-Term Debt and Short-Term Borrowings

        Long-term debt as of December 31 consisted of the following (with interest rates as of December 31, 2001) (in millions):

	2001	2000
Unsecured notes due 2004 through 2039, 8.5% weighted-average rate(a)	$1,291	$990
Revolving Credit Facilities due 2005, 4.1%(b)	962	—
Pass-through trust certificates due through 2019, 7.8% weighted-average rate(c)	820	579
Equipment pledge notes due through 2013, 4.1% weighted-average rate(d)	654	300
Secured notes due through 2009, 3.2% weighted-average rate	339	349
Aircraft notes due through 2016, 6.0% weighted-average rate	315	331
NWA Trust No. 2 aircraft notes due through 2012, 9.8% weighted-average rate(e)	230	241
Sale-leaseback financing obligations due through 2020, 9.9% imputed rate(f)	219	223
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted-average rate(g)	141	161
Other	80	68

Total debt	5,051	3,242
Less current maturities	223	191

Long-term debt	$4,828	$3,051

(a)
In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. In March 1998, the Company issued $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008. In April 1999, the Company issued $200 million of 8.52% notes due 2004. In August 1999, the Company completed the retail issuance of $143 million of 9.5% of senior unsecured quarterly interest bonds, maturing in 2039. These bonds may be redeemed by Northwest beginning in 2004 without penalty. In May 2001, the Company issued $300 million of 8.875% notes due 2006. Interest on the notes is payable semi-annually.

(b)
The Company's unsecured credit facilities were amended on October 23, 2001. The amended secured credit agreement consists of (i) a $725 million revolving facility ($13 million of which has been utilized as letters of credit as of December 31, 2001) available until October 2005, and (ii) a $250 million 364-day revolving credit facility expiring in October 2002 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. This credit agreement is secured by the Company's Pacific route system and certain aircraft. Borrowings under these secured credit facilities currently bear interest at a variable rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 2.0% (4.1% at December 31, 2001). Commitment fees are payable by the Company on the unused portion of the revolving credit facilities at a variable rate equal to .35% per annum at December 31, 2001, and are not considered material.

  The credit agreement contains certain financial covenants, including limitations on secured indebtedness (excluding secured indebtedness for new aircraft and airport facilities) and certain equity redemptions and dividends, as well as the requirement to maintain a certain level of liquidity.

(c)
In 1999, the Company completed public offerings of $795 million in pass-through certificates to finance seven Airbus A320, 14 Airbus A319 and 14 AVRO RJ85 aircraft. In June 2000, the Company completed a public offering of $522 million in pass-through trust certificates to finance 13 new Airbus A319 aircraft delivered in 2001 and to refinance six Boeing 757-200 aircraft delivered in 1996. In June 2001, the Company completed a pre-funded offering of $581 million of pass-through trust certificates to finance the acquisition of 14 aircraft consisting of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft scheduled for delivery between March and December 2002. In July 2001, the Company completed a public offering of $396 million in European pass-through trust certificates to finance nine new Airbus A319 aircraft and five new Airbus A320 aircraft delivered or scheduled for delivery beginning in November 2001 through July 2002.

  The pre-funded cash proceeds from the pass-through certificates were deposited with an escrow agent and are not assets or direct obligations of, or guaranteed by, the Company and are therefore not included in the Consolidated Financial Statements. As aircraft are delivered or refinanced, the Company utilizes the cash proceeds to finance these aircraft as secured debt financing for ownership or as non-recourse debt used for leveraged lease financing. If a leveraged lease is obtained for any aircraft, under which the aircraft would be acquired, then sold and leased back to Northwest, the debt associated with the aircraft becomes part of the lease and will not be a direct obligation of the Company or Northwest. Lease obligations for any lease that qualifies as an operating lease under SFAS No. 13 are disclosed in Note 4 to the Consolidated Financial Statements.

  At December 31, 2001, $820 million of the equipment notes underlying the pass-through certificates issued for 35 aircraft are direct obligations of Northwest. Interest on the pass-through certificates is payable semi-annually. At December 31, 2001, $886 million of the unused proceeds from the offerings were held in escrow and are not recorded as an asset or direct obligation of NWA Corp. or Northwest.

(d)
The equipment pledge notes include new financing completed during 2001 of $413 million for the acquisition of six Airbus A319 aircraft, one Airbus A320 aircraft and five Boeing 757 Aircraft. Interest on the notes is payable semi-annually.

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

(f)
In March 1992, the Company completed agreements with the Minneapolis/St. Paul Metropolitan Airports Commission ("MAC") for the sale and leaseback of various corporate assets. The sale-leaseback agreements, which are accounted for as debt, call for increasing quarterly payments over a 30-year term and include a provision that gives the Company the option to repurchase the assets. The agreements with the MAC are part of a group of financing arrangements with the State of Minnesota and other government agencies.

  In February 2002, the MAC refinanced the debt that financed the MAC's original purchase of Northwest assets. The savings generated by this refinancing will be passed on to Northwest as reduced lease payments to the MAC. The Company's imputed interest rate related to these bonds is now 8.053%.

(g)
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

        Maturities of long-term debt for the five years subsequent to December 31, 2001 are as follows (in millions):

2002	$223
2003	170
2004	517
2005	1,341
2006	469

        At December 31, 2001, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft and route authorities, having an aggregate book value of $4.6 billion at December 31, 2001, were pledged under various loan agreements.

        The weighted-average interest rates on short-term borrowings outstanding at December 31 were 3.59%, 6.57% and 5.83% for 2001, 2000 and 1999, respectively.

        Cash payments of interest, net of capitalized interest, aggregated $307 million, $312 million and $342 million in 2001, 2000 and 1999, respectively.

        Manufacturer financing utilized in connection with the acquisition of aircraft was $21 million, $254 million and $658 million in 2001, 2000 and 1999, respectively. These amounts are considered non-cash transactions and are therefore excluded from proceeds from long-term debt and capital expenditures in the Consolidated Statements of Cash Flows. These amounts are included in the Consolidated Balance Sheets as long-term debt and flight equipment.

Note 4—Leases

        The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2030. Certain aircraft and portions of facilities are subleased under noncancelable operating leases expiring in various years through 2020.

Rental expense for all operating leases for the years ended December 31 consisted of the following (in millions):

	2001	2000	1999
Gross rental expense	$811	$765	$650
Sublease rental income	(129)	(110)	(88)

Net rental expense	$682	$655	$562

        At December 31, 2001, Northwest leased 129 of the 428 aircraft it operates. Of these, 21 were capital leases and 108 were operating leases. Base term lease expiration dates range from 2002 to 2009 for aircraft under capital leases, and from 2002 to 2023 for aircraft under operating leases. Northwest's aircraft leases can generally be renewed for terms ranging from one to nine years at rates based on the aircraft's fair market value at the end of the lease term. Of the 129 aircraft lease agreements, 119 provide Northwest with purchase options during the lease, at the end of the lease, or both on terms that approximate fair market value.

        At December 31, 2001, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows (in millions):

		Operating Leases
	Capital Leases
		Aircraft	Non-aircraft
2002	$287	$560	$147
2003	101	555	144
2004	75	547	132
2005	64	536	118
2006	50	545	114
Thereafter	527	4,799	850

	1,104	7,542	1,505
Less sublease rental income		411	26

Total minimum operating lease payments		$7,131	$1,479

Less amounts representing interest	518

Present value of future minimum capital lease payments	586
Less current obligations under capital leases	193

Long-term obligations under capital leases	$393

        The above table includes operating leases for 58 aircraft operated and leased by Pinnacle Airlines, Inc. ("Pinnacle Airlines"), which will be the new name of Express Airlines I, Inc., a wholly-owned subsidiary, and 74 aircraft operated by and subleased to Mesaba Aviation, Inc. ("Mesaba") an equity investee of the Company. Base term lease expiration dates for Northwest range from 2002 to 2020. These aircraft leases can generally be renewed by Northwest for terms ranging from one to nine years at rates based on the aircraft's fair market value at the end of the lease term.

        The Company began utilizing the new Detroit Northwest WorldGateway in February 2002. Incremental airport space rentals associated with this facility are not included in the non-aircraft operating lease amounts above and approximate $9 million per year.

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

        The restructured obligation matures in three approximately equal annual installments due in 2005, 2006 and 2007. In addition to these installments, cash payments of interest and principal are made semi-annually throughout the term. The rate of interest varies from period to period and is capped at 6%. The obligation is non-recourse to the Company. The Company has the ability (exercisable at any time after September 30, 2001) to transfer the land and buildings in full satisfaction of all Company obligations related to the financing.

        The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 69.98 billion yen ($530 million based on the December 31, 2001 exchange rate). Such accretion is included as a component of interest of mandatorily redeemable preferred security holder.

Note 6—Preferred Redeemable and Common Stock

        Series C Preferred Stock:    As part of labor agreements reached in 1993, the Company issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock") and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. As long as the Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2001, 4.2 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.9 million shares outstanding are convertible into 6.6 million shares of Common Stock. During 2001, 127,305 shares of Series C Preferred Stock were converted into 173,642 shares of Common Stock.

        All the outstanding shares of Series C Preferred Stock are required to be redeemed in 2003 for a pro rata share of actual wage savings ($228 million as of December 31, 2001). NWA Corp. has the option to redeem such shares in cash, by the issuance of additional Common Stock, or by the use of cash and stock. A decision to issue only additional Common Stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. fails to redeem the Series C Preferred Stock, dividends will accrue at the higher of (i) 12% or (ii) the highest penalty rate on any then outstanding series of preferred stock, and the employee unions will receive three additional Board of Directors positions. The financial statement carrying value of the Series C Preferred Stock is being accreted over 10 years commencing August 1993 to the ultimate redemption amount. Prior to 2003, NWA Corp. at its option may redeem in whole or in part the Series C Preferred Stock at its liquidation value.

        Common Stock:    The Company was required to adopt the provisions of EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust, on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts. The 141,021 and 1,998,806 shares of Common Stock as of December 31, 2001 and 2000, respectively, that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the historical cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity (deficit), net of tax. After the adoption date, but prior to settlement through either contribution to qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of $25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trusts as trading and recorded them at fair market value.

        Stockholder Rights Plan:    Pursuant to the Stockholder Rights Plan (the "Rights Plan"), each share of Common Stock has attached to it a right and, until the rights expire or are redeemed, each new share of Common Stock issued by NWA Corp., including the shares of Common Stock into which the Series C Preferred Stock is convertible, will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment. The rights become exercisable only after any person or group (other than the trusts holding Common Stock for the benefit of employees) acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s "outstanding" Common Stock (as defined in the Rights Plan) or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock. If any person or group acquires beneficial ownership of 19% or more (25% or more in the case of certain Institutional Investors) of NWA Corp.'s outstanding Common Stock, the holders of the rights (other than the acquiring person or group) will be entitled to receive, upon exercise of the rights, Common Stock of NWA Corp. having a market value of two times the exercise price of the right. In addition, if after the rights become exercisable NWA Corp. is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of two times the exercise price of the rights. The rights expire on November 16, 2005 and may be redeemed by NWA Corp. at a price of $.01 per right prior to the time they become exercisable.

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

        Following is a summary of stock option activity for the years ended December 31 (shares in thousands):

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,235	$29.94	5,067	$31.79	4,059	$32.41
Granted	3,454	17.98	1,959	25.05	1,499	29.75
Forfeited	(850)	29.61	(620)	33.67	(428)	33.16
Exercised	(82)	14.76	(171)	15.05	(63)	14.29

Outstanding at end of year	8,757	25.40	6,235	29.94	5,067	31.79
Exercisable at end of year	3,259	30.60	2,425	30.28	2,252	27.78
Reserved for issuance	21,815		16,806		10,948
Available for future grants	7,150		5,613		2,092

At December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.740 to $25.125	5,483	8.3 years	$18.75	1,153	$17.50
25.406 to 39.375	2,515	6.5	33.49	1,531	34.69
40.000 to 64.406	759	5.9	46.63	575	45.95

        The weighted-average fair value of options granted during 2001, 2000 and 1999 is $6.96, $10.77 and $11.84 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming weighted-average risk-free interest rates of 4.5%, 6.4% and 5.1% for 2001, 2000 and 1999, respectively, and expected lives of six years and volatility of 30% for all years presented.

        In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan (the

"Pilot Plan"). The Company has reserved for issuance 2.5 million shares of Common Stock under the Pilot Plan.

        Following is a summary of the Pilot Plan activity for the years ended December 31 (shares in thousands):

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,987	$27.08	1,497	$26.81	1,000	$27.88
Granted	500	19.62	500	27.88	500	24.69
Exercised	(1)	26.33	(10)	26.82	(3)	27.79

Outstanding at end of year	2,486	25.58	1,987	27.08	1,497	26.81

        All outstanding options are exercisable at December 31, 2001 and the weighted-average remaining contractual life was 7.9 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 is $7.37, $11.56 and $10.20 per option, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option-pricing model assuming weighted-average risk-free interest rates of 4.1%, 5.9% and 5.8% for 2001, 2000 and 1999, respectively, an expected life of six years and volatility of 30%.

        The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Had the Company recorded compensation expense using the fair value method prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	2001	2000	1999
Net income (loss) (in millions):	$(433)	$244	$290
Earnings (loss) per share:
Basic	$(5.14)	$2.95	$3.56
Diluted	$(5.14)	$2.65	$3.15

        Shares of restricted stock were awarded at no cost to certain officers and key employees in 2001, 2000 and 1999. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the four-year vesting period. As of December 31, 2001, 910,186 shares were outstanding and not vested.

        A long-term incentive performance plan was established in 2000 under which 464,000 phantom stock units were awarded to certain key officers and continued in 2001 with 492,496 phantom stock units awarded. The units vest over five performance periods upon satisfaction of certain established performance standards. Each unit represents the right to receive a cash payment equal to the market price of the Company's stock as defined in the plan. The fair value of the performance units is equal to the market price on the date of grant, which was $24.55 and $24.69 for the 2001 and 2000 grants.

Note 8—Accumulated Other Comprehensive Income (Loss)

        The following table sets forth information with respect to accumulated other comprehensive income (loss) ("OCI") (in millions):

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	OCI of Affiliated Companies	Unrealized Gain on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 1999	$(41)	$(21)	$(6)	$—	$—	$(68)
Before tax amount	(8)	82	9	(5)	15	93
Tax effect	3	(30)	(3)	2	(6)	(34)

Net-of-tax amount	(5)	52	6	(3)	9	59
Balance at December 31, 1999	(46)	31	—	(3)	9	(9)
Before tax amount	11	3	(30)	13	9	6
Tax effect	(4)	(1)	11	(5)	(3)	(2)

Net-of-tax amount	7	2	(19)	8	6	4
Balance at December 31, 2000	(39)	33	(19)	5	15	(5)
Before tax amount	14	(3)	(452)	(8)	(23)	(472)
Tax effect	(5)	1	165	3	8	172

Net-of-tax amount	9	(2)	(287)	(5)	(15)	(300)
Balance at December 31, 2001	$(30)	$31	$(306)	$—	$—	$(305)

Note 9—Income Taxes

        Income tax expense (benefit) consisted of the following for the years ended December 31 (in millions):

	2001	2000	1999
Current:
Federal	$(103)	$57	$75
Foreign	2	1	3
State	1	6	3

	(100)	64	81
Deferred:
Federal	(118)	110	98
Foreign	(5)	(1)	(2)
State	(24)	6	10

	(147)	115	106

Total income tax expense (benefit)	$(247)	$179	$187

        Reconciliations of the statutory rate to the Company's income tax expense (benefit) for the years ended December 31 are as follows (in millions):

	2001	2000	1999
Statutory rate applied to income (loss) before income taxes	$(235)	$152	$171
Add (deduct):
State income tax expense (benefit) net of federal benefit	(24)	7	8
Non-deductible meals and entertainment	10	11	9
Adjustment to income tax accruals	6	5	—
Other	(4)	4	(1)

Total income tax expense (benefit)	$(247)	$179	$187

        The net deferred tax liabilities listed below include a current net deferred tax asset of $122 million and $108 million and a long-term net deferred tax liability of $1.01 billion and $1.35 billion as of December 31, 2001 and 2000, respectively.

        Significant components of the Company's net deferred tax liability as of December 31 were as follows (in millions):

	2001	2000
Deferred tax assets:
Expenses not yet deducted for tax purposes	$376	$341
Pension and postretirement benefits	413	180
Gains from the sale-leaseback of aircraft	154	165
Rent expense	93	90
Travel award programs	48	55
Leases capitalized for financial reporting purposes	41	52
Net operating loss carryforwards	20	—
Alternative minimum tax credit carryforwards	62	43
Other tax credit carryforwards	23	2

Total deferred tax assets	1,230	928
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	1,779	1,744
Expenses other than accelerated depreciation and amortization	323	412
Other	11	17

Total deferred tax liabilities	2,113	2,173

Net deferred tax liability	$883	$1,245

        The Company has certain federal tax deferred assets available for use in the regular tax system or the alternative minimum tax ("AMT") system. The deferred assets available for utilization in the regular system include: AMT credits of $62 million, net operating loss carryforwards of $28 million, general business credits of $9 million and foreign tax credits of $7 million. The deferred assets available for utilization in the AMT system are: net operating loss carryforwards of $85 million and foreign tax credits of $7 million. AMT credits available for use in the regular system have an unlimited carryforward period and all other tax deferred assets in both systems are available for carryforward to years beyond 2001, expiring in 2003 through 2021.

        The Company also has the following tax deferred assets available at December 31, 2001 for use in certain states: net operating losses with tax benefit value of approximately $10 million available for carryover and state job credit carryovers of $7 million both available for carryforward to years beyond 2001, expiring in 2006 through 2021.

Note 10—Commitments

        The Company's firm aircraft orders for 94 new aircraft to be operated by Northwest consists of scheduled deliveries for 24 Airbus A330 aircraft from 2003 through 2006, eight Airbus A320 aircraft from 2002 through 2004, 41 Airbus A319 aircraft from 2002 through 2003, 19 Boeing 757-200/300 aircraft from 2002 through 2003 and two Boeing 747-400 aircraft in 2002. Eight of the A330 aircraft orders may be cancelled. As of December 31, 2001, the Company also had firm orders for 99 Bombardier CRJ200/440 aircraft, which will be leased or subleased to and operated by Northwest Airlink regional carriers. The Company has the right to defer the scheduled delivery of certain aircraft listed above for up to a maximum of four years. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer.

        Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $2.01 billion in 2002, $2.05 billion in 2003, $1.38 billion in 2004, $1.31 billion in 2005, $220 million in 2006 and $33 million in 2007. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings. Financing commitments available for use by the Company are in place for all of the aircraft on order.

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

Note 12—Pension and Other Postretirement Health Care Benefits

        The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. In 2000, the Company made contributions of $36 million in excess of its minimum requirement. The Company did not make any excess contributions in 2001 or 1999.

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

        On June 1, 2000, the Company amended the pension plan of contract employees represented by the International Brotherhood of Teamsters ("IBT"). The plan amendment resulted in an 85% benefit level increase for IBT workers and is retroactive to participants who terminated after December 31, 1992. The plan liability was remeasured as of June 30, 2000 at a discount rate of 8.2% and resulted in increases to pension expense on a prorated basis for 2000 of $13 million and on an annual basis of $30 million.

        On May 11, 2001, the Company amended the pension plan of contract employees represented by the Aircraft Mechanics Fraternal Association ("AMFA"). The plan amendment resulted in a benefit level increase of 113% for mechanics and 84% for cleaners and custodians. The amended benefit increases are retroactive to participants who terminated after October 2, 1996 and to certain participants that retired after April 30, 1992, subject to specific criteria. The plan liability was remeasured as of June 30, 2001 at a discount rate of 7.9% and resulted in increases to pension expense on a prorated basis for 2001 of $30 million and on an annual basis of $59 million.

        The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets (in millions):

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$5,491	$4,647	$531	$391
Service cost	188	149	19	14
Interest cost	451	397	40	32
Plan amendments	356	157	16	23
Actuarial loss (gain) and other	497	381	73	96
Benefits paid	(309)	(240)	(32)	(25)

Benefit obligation at end of year	6,674	5,491	647	531

Change in plan assets:
Fair value of plan assets at beginning of year	5,005	5,166	5	5
Actual return on plan assets	(370)	(7)	—	—
Employer contributions	73	86	32	25
Benefits paid	(309)	(240)	(32)	(25)

Fair value of plan assets at end of year	4,399	5,005	5	5

Funded status—underfunded	(2,275)	(486)	(642)	(526)
Unrecognized net actuarial loss (gain)	1,082	(280)	234	166
Unrecognized prior service cost	905	630	48	36

Net amount recognized	$(288)	$(136)	$(360)	$(324)

        Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows (in millions):

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Prepaid benefit cost	$6	$89	$—	$—
Intangible asset	943	376	—	—
Accrued benefit liability	(1,719)	(631)	(360)	(324)
Accumulated other comprehensive loss	482	30	—	—

Net amount recognized	$(288)	$(136)	$(360)	$(324)

        The Company's pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows (in millions):

	2001	2000
Projected benefit obligation	$6,661	$2,064
Accumulated benefit obligation	6,086	1,923
Fair value of plan assets	4,384	1,450

        Weighted-average assumptions for pension and other benefits as of December 31 were as follows:

	2001	2000	1999
Discount rate	7.5%	7.9%	8.2%
Rate of future compensation increase	3.9%	3.9%	3.9%
Expected long-term return on plan assets	10.5%	10.5%	10.5%

        For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease .5% per year for six years to 5% in 2008 and remain at that level thereafter.

        The components of net periodic cost of defined benefit plans included the following (in millions):

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$188	$149	$167	$19	$14	$14
Interest cost	451	397	363	40	32	27
Expected return on plan assets	(514)	(468)	(403)	—	(1)	(1)
Amortization of prior service cost	75	55	46	3	1	1
Recognized net actuarial loss and other events	31	1	21	6	2	3

Net periodic benefit cost	$231	$134	$194	$68	$48	$44

        Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on accumulated postretirement benefit obligations	68	(59)

Note 13—Related Party Transactions

        Continental Airlines, Inc.:    On November 20, 1998, the Company issued 2.6 million shares of Common Stock and paid $399 million in cash to acquire the beneficial ownership of approximately 8.7 million shares of Class A Common Stock of Continental. Northwest and Continental also entered into a 13-year global strategic commercial alliance that connects the two carriers' networks and includes extensive code-sharing (the joint designation of flights under the Northwest "NW" code and the Continental "CO" code), frequent flyer program reciprocity and other cooperative activities. In connection with the Company's investment in Continental and Northwest's alliance with Continental, the Company entered into agreements with Continental which contained certain restrictions on the Company's ability to vote shares of Continental common stock, to acquire additional shares of Continental common stock and to affect the composition and conduct of Continental's Board of Directors for a 10-year period. Due to the restrictions in these agreements, the Company accounted for its investment under the equity method and recognized its interest in Continental's earnings on a one-quarter lag. The difference between the cost of the Company's investment and the proportionate share of the underlying equity of Continental of $319 million was being amortized over 40 years.

        On January 22, 2001, pursuant to an agreement reached in November 2000, (i) the Company sold to Continental approximately 6.7 million shares of the Continental Class A Common Stock held by the Company for $450 million in cash; (ii) subsequently, Continental effected a recapitalization as a result of which the Company's remaining 2.0 million shares of Continental Class A Common Stock were converted into 2.6 million shares of Continental Class B Common Stock; (iii) the Company and Continental extended the term of their alliance agreement through 2025; and (iv) Continental issued to the Company a special series of preferred stock that gives the Company the right to block certain business combinations and similar change of control transactions involving Continental and a third-party major air carrier during the term of the alliance agreement. The preferred stock is subject to redemption by Continental in certain events, including a change of control of the Company. The Company also entered into a revised standstill agreement that contains certain restrictions on the Company's ability to vote and acquire additional shares of Continental common stock. In December 2000, the Company recorded a $26 million loss in other non-operating income (expense) as a result of the sale of the 6.7 million Class A shares to Continental. At December 31, 2000, the remaining 2.6 million Class B shares were being accounted for as marketable securities and $15 million was recorded in unrealized gains in accumulated other comprehensive income (loss). In February 2001, the Company sold the remaining 2.6 million Class B shares for $132 million, as a result of which a pre-tax gain of $27 million was recorded ($11 million after tax or $.13 per common share).

        Mesaba Holdings, Inc.:    The Company owns 27.9% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has warrants to acquire Mesaba Holdings, Inc. common stock, none of which were in-the-money as of December 31, 2001. The Company accounts for its investment in Mesaba using the equity method.

        Northwest and Mesaba signed a 10-year Airline Services Agreement ("ASA") effective July 1, 1997, under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. The ASA is structured as a capacity purchase agreement under which Northwest pays Mesaba to operate the flights on Northwest's behalf and Northwest is entitled to all revenues associated with those flights. Under this agreement, Northwest paid Mesaba $398 million, $442 million and $368 million for the years ended December 31, 2001, 2000 and 1999, respectively. These payments are recorded on a net basis as a reduction to passenger revenues. The Company had a payable to Mesaba of $48 million and $22 million as of December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba. In addition, as of December 31, 2001, the Company has leased 11 owned and subleased 25 leased AVRO regional jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996.

        Worldspan:    The Company owns a 33.7% interest in WORLDSPAN, L.P., an affiliate that provides computer reservations services, which it accounts for using the equity method.

        NWA Funding, LLC ("NWF"):    In December 1999, a Receivables Purchase Agreement (the "Agreement") was executed by Northwest, NWF, a wholly-owned, non-consolidated subsidiary of the Company, and a certain third-party purchaser (the "Purchaser") pursuant to a securitization transaction. Northwest sold $3.14 billion, $3.68 billion and $122 million of accounts receivable on a non-recourse basis to NWF during 2001, 2000 and 1999, respectively. The amount of loss recognized related to receivables securitized at December 31, 2001, was not material. NWF maintained a variable undivided interest in these receivables and was subject to losses on its share of the receivables and, accordingly, maintained an allowance for doubtful accounts. The agreement was a five-year $85 million revolving receivable purchase facility allowing Northwest to sell additional receivables to NWF and NWF to sell variable undivided interests in these receivables to the Purchaser. The fair value of securitized receivables was estimated from the anticipated future cash flows. The Company records the discount on the sale of receivables and its interest in NWF's earnings in other non-operating income (expense). The Agreement provided for the early termination of the Agreement upon occurrence of certain events, including a trigger caused by high passenger refunds as a percentage of sales and a downgrade in the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001. As a result of the termination event, on January 3, 2002, NWF's outstanding revolving facility of $61 million was paid in full and terminated.

        Orbitz:    The Company owns a 15.6% interest in Orbitz, LLC, an affiliate that provides a travel Web site for consumers providing airfares, rental cars, hotel rooms and more. The Company accounts for Orbitz using the equity method and recognized a $23 million loss in 2001, which represents the Company's share of Orbitz losses.

Note 14—Risk Management and Financial Instruments

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

        Foreign Currency:    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 2001, the Company's yen-denominated net cash inflow was approximately 34 billion yen ($369 million).

        From time to time the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. At December 31, 2001, the Company recorded $35 million of unrealized gains in accumulated other comprehensive income (loss) as a result of forward contracts to sell 53.10 billion yen ($464 million) at an average forward rate of 114 yen per dollar with various settlement dates through December 2002. These forward contracts hedge approximately 60% of the Company's anticipated 2002 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $85 million and $23 million in 2001 and 2000, respectively, and losses of $14 million in 1999.

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

        At December 31, 2001, the Company recorded a nominal amount of unrealized gains in accumulated other comprehensive income (loss) as a result of the fuel hedge contracts, which if realized, will be recorded in fuel expense when the related fuel inventory is utilized in 2002. As of December 31, 2001, the Company had hedged approximately 9% of it's first quarter 2002 fuel requirements in the form of short-term contracts to secure ongoing operating supplies.

        Interest Rates:    The Company used financial instruments to hedge its exposure to interest rate fluctuations on the variable rate portion of its pass-through certificates issued in 2000 and 2001 and rate resets on A320 aircraft financing during the fourth quarter of 2001. As of December 31, 2001, the Company has $4 million of unrealized losses in accumulated other comprehensive income (loss) which is amortized over the term of the related obligations.

        Equant N.V.:    Equant N.V. is an international provider of data network services to multinational businesses, including desktop communications, network services, equipment installation, software development and others. During 1999, the Company sold a portion of its investment for a gain of $48 million ($30 million after tax or $.33 per diluted share). During 2001, the Company sold its remaining investment for a gain of $9 million ($6 million after tax or $.07 per common share).

        priceline.com:    During 1999, the Company entered into agreements with priceline.com, Inc. to provide ticket inventory for sale through priceline.com's Internet site. As part of the agreements, the Company received warrants for 2,062,500 shares with various vesting requirements. During 1999, the Company exercised 312,500 warrants to purchase 296,354 shares, which were recorded as available for sale investments at December 31, 1999. During 2000, the Company sold its shares outstanding from 1999, additional shares converted from warrants exercised during 2000 and a portion of its remaining warrants for a combined gain of $58 million ($36 million after tax or $.40 per diluted share). During 2001, the remaining 625,000 warrants were sold for a nominal gain.

        Fair Values of Financial Instruments:    Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2001. These instruments approximate fair value due to their short maturity.

        The Company classifies investments with a remaining maturity of more than three months on their acquisition date that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. The carrying values of such investments approximate fair value due to their short maturity. Restricted short-term investments consist primarily of money market funds. During 2001, there were no purchases or sales of short-term investments classified as available-for-sale. During 2000, there were no purchases of short-term investments classified as available-for-sale securities and proceeds from sales of such securities were $18 million.

        The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were (in millions):

	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-Term Debt	$5,051	$4,692	$3,242	$3,286
Mandatorily Redeemable Preferred Security of Subsidiary	492	513	558	506
Series C Preferred Stock	227	202	232	243

        The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded and the Preferred Security, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares was estimated using current market value of the Common Stock and the Black-Scholes option pricing model.

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

	2001	2000	1999
Domestic	$6,726	$7,459	$6,833
Pacific, principally Japan	2,144	2,650	2,280
Atlantic	1,035	1,131	1,020

Total operating revenues	$9,905	$11,240	$10,133

        The Company's tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 16—Quarterly Financial Data (Unaudited)

        Unaudited quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
2001:
Operating revenues		$2,611	$2,715		$2,594	$1,985
Operating loss		(236)	(36)		(155)	(441)
Net income (loss)		$(171)	$(55)		$19	$(216)

Basic earnings (loss) per common share		$(2.05)	$(.65)	$	..22	$(2.55)

Diluted earnings (loss) per common share		$(2.05)	$(.65)	$	..20	$(2.55)

2000:
Operating revenues		$2,509	$2,885		$3,141	$2,705
Operating income (loss)		(3)	252		354	(34)
Net income (loss)		$3	$115		$207	$(69)

Basic earnings (loss) per common share	$	..03	$1.40		$2.49	$(.84)

Diluted earnings (loss) per common share	$	..03	$1.26		$2.23	$(.84)

        The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 17—Subsequent Events (Unaudited)

        Initial Public Offering Of Regional Airline Subsidiary:    On February 25, 2002, Pinnacle Airlines Corp. ("Pinnacle Corp."), an indirect subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for an initial public offering of Pinnacle Corp. common stock. Pinnacle Corp. was incorporated in Delaware on January 10, 2002, for the sole purpose of becoming a holding company of Pinnacle Airlines. Immediately prior to the consummation of the offering, the Company will transfer all of the outstanding stock of Pinnacle Airlines to Pinnacle Corp. in exchange for all of the outstanding common stock of Pinnacle Corp., one share of Series A preferred stock of Pinnacle Corp. and a $150 million note issued by Pinnacle Corp. After the offering is complete, the Company will own 13% of Pinnacle Corp.'s outstanding common stock if the over-allotment option granted to the underwriters is not exercised. If the over-allotment option is exercised in full, the Company will not own any shares of Pinnacle Corp.

        Effective March 1, 2002, the Company entered into a new Airline Services Agreement ("ASA") with Pinnacle Airlines. The new ASA is a capacity purchase agreement, similar to the agreement previously held with Pinnacle Airlines, where Pinnacle Airlines operates flights on behalf of the Company and is compensated at specified rates for each completed block hour and cycle, as well as for specified fixed costs based on the size of its fleet. The Company also reimburses Pinnacle Airlines for specified expenses, such as fuel and aviation insurance. The Company continues to control the scheduling, pricing, reservations, ticketing, and seat inventories and is entitled to all revenues associated with the operation of Pinnacle Airlines' aircraft under the new ASA. The ASA states that Northwest will provide a target operating margin for Pinnacle Airlines of 14% (with a minimum guaranteed operating margin of 12%) on an annual basis through December 31, 2006, excluding specific items such as amounts exceeding market labor costs, performance incentives and penalties. Beginning in 2007, the block hour and cycle rates will be reset, based on the actual cost structure during 2006. From 2008 to 2011, these rates will increase annually based on increases in the Producer Price Index. In addition, the target annual operating margin will be reset to market, but the new annual operating margin will be no lower than 10% and no higher than 14%. However, the Company will not guarantee a minimum operating margin from 2007 through the remaining initial term of the agreement and any renewal terms.

        Excluding the actual results of operations of Pinnacle Airlines, the Company's net income (loss) would have been $(437) million, $247 million and $297 million for 2001, 2000 and 1999, respectively.

        The Company intends to use the proceeds from initial public offering for general corporate purposes. The amount and timing of the sale will depend on future market conditions.

Note 18—Condensed Consolidating Financial Statements

        The following tables present condensed consolidating financial information for: (i) Northwest, the principal indirect subsidiary of NWA Corp., the holding company, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp., and (iii) NWA Corp. on a consolidated basis. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

Condensed Consolidating Statements of Operations for the years ended December 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Operating revenues	$9,445	$639	$(179)	$9,905
Operating expenses	10,346	592	(165)	10,773

Operating income (loss)	(901)	47	(14)	(868)
Other income (expense)	150	(1,284)	1,332	198

Loss before income taxes	(751)	(1,237)	1,318	(670)
Income tax expense (benefit)	(267)	20	—	(247)

Net loss	$(484)	$(1,257)	$1,318	$(423)

2000:
Operating revenues	$10,844	$615	$(219)	$11,240
Operating expenses	10,290	586	(205)	10,671

Operating income	554	29	(14)	569
Other income (expense)	(215)	821	(740)	(134)

Income before income taxes	339	850	(754)	435
Income tax expense	138	41	—	179

Net income	$201	$809	$(754)	$256

1999:
Operating revenues	$9,790	$559	$(216)	$10,133
Operating expenses	9,122	489	(192)	9,419

Operating income	668	70	(24)	714
Other income (expense)	(296)	896	(827)	(227)

Income before income taxes	372	966	(851)	487
Income tax expense	149	38	—	187

Net income	$223	$928	$(851)	$300

Condensed Consolidating Statements of Cash Flows for the years ended December 31 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
2001:
Net cash flows from operating activities	$477	$169	$—	$646
Net cash flows from investing activities	(1,291)	569	(8)	(730)
Net cash flows from financing activities	2,627	(732)	8	1,903

Increase in cash and cash equivalents	1,813	6	—	1,819
Cash and cash equivalents at beginning of period	659	34	—	693

Cash and cash equivalents at end of period	$2,472	$40	$—	$2,512

2000:
Net cash flows from operating activities	$783	$110	$—	$893
Net cash flows from investing activities	(540)	(32)	(7)	(579)
Net cash flows from financing activities	(319)	(58)	7	(370)

Increase (decrease) in cash and cash equivalents	(76)	20	—	(56)
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$659	$34	$—	$693

1999:
Net cash flows from operating activities	$1,057	$202	$—	$1,259
Net cash flows from investing activities	(954)	215	(234)	(973)
Net cash flows from financing activities	194	(445)	234	(17)

Increase (decrease) in cash and cash equivalents	297	(28)	—	269
Cash and cash equivalents at beginning of period	438	42		480

Cash and cash equivalents at end of period	$735	$14	$—	$749

Condensed Consolidating Balance Sheets as of December 31, 2001 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,538	$74	$—	$2,612
Accounts receivable, net	386	126	—	512
Other current assets	519	180	(33)	666

Total current assets	3,443	380	(33)	3,790
Property and Equipment	5,724	342	—	6,066
Flight Equipment Under Capital Leases	543	—	—	543
Other Assets	2,370	2,169	(1,983)	2,556

Total Assets	$12,080	$2,891	$(2,016)	$12,955

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,212	$69	$(6)	$1,275
Accounts payable and other liabilities	2,420	62	(27)	2,455
Current maturities of long-term debt and capital lease obligations	388	28	—	416

Total current liabilities	4,020	159	(33)	4,146
Long-Term Debt and Capital Lease Obligations	4,963	258	—	5,221
Deferred Income Taxes	—	1,005	—	1,005
Other Liabilities	2,315	24	(44)	2,295
Mandatorily Redeemable Preferred Security	492	—	—	492
Preferred Redeemable Stock	—	227	—	227
Common Stockholders' Equity	290	1,218	(1,939)	(431)

Total Liabilities and Stockholders' Equity	$12,080	$2,891	$(2,016)	$12,955

Condensed Consolidating Balance Sheets as of December 31, 2000 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$670	$58	$—	$728
Accounts receivable, net	502	32	—	534
Other current assets	612	184	(44)	752

Total current assets	1,784	274	(44)	2,014
Property and Equipment	5,285	349	—	5,634
Flight Equipment Under Capital Leases	565	—	—	565
Other Assets	1,805	4,992	(4,133)	2,664

Total Assets	$9,439	$5,615	$(4,177)	$10,877

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,247	$68	$(8)	$1,307
Accounts payable and other liabilities	1,920	74	(36)	1,958
Current maturities of long-term debt and capital lease obligations	229	24	—	253

Total current liabilities	3,396	166	(44)	3,518
Long-Term Debt and Capital Lease Obligations	3,259	286	—	3,545
Deferred Income Taxes	—	1,353	—	1,353
Other Liabilities	1,384	114	(58)	1,440
Mandatorily Redeemable Preferred Security	558	—	—	558
Preferred Redeemable Stock	—	232	—	232
Common Stockholders' Equity	842	3,464	(4,075)	231

Total Liabilities and Stockholders' Equity	$9,439	$5,615	$(4,177)	$10,877

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference and will be set forth under the heading "Election of Directors—Information Concerning Director—Nominees" to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference and will be set forth under the headings "Board of Directors—Compensation of Directors," "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference and will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference and will be set forth under the headings "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Board of Directors—Related Party Transactions" to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following is an index of the financial statements, schedule and exhibits included in this Report.

Page
(a) 1. Financial Statements:
Consolidated Balance Sheets—December 31, 2001 and December 31, 2000	34
Consolidated Statements of Operations—For the years ended December 31, 2001, 2000 and 1999	36
Consolidated Statements of Cash Flows—For the years ended December 31, 2001, 2000 and 1999	37
Consolidated Statements of Common Stockholders' Equity (Deficit)—For the years ended December 31, 2001, 2000 and 1999	38
Notes to Consolidated Financial Statements	39
2. Financial Statement Schedule:
Schedule II—Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2001, 2000 and 1999	S-1

        Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

3.    Exhibits

        The following is an index of the exhibits included in this Report or incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 4.1 to the Registration Statement on Form S-3, File No. 333-69655 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 4.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest's Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).
3.4	Bylaws of Northwest Airlines, Inc. (filed as Exhibit 4.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
4.1	Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.2	Certificate of Designation of Series D Junior Participating Preferred Stock of NWA Corp. (included in Exhibit 3.1).
4.3	Rights Agreement dated as of November 20, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 1 to NWA Corp.'s Form 8-A filed November 20, 1998 and incorporated herein by reference).
4.4	The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

10.1	Standstill Agreement, among Continental Airlines, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Northwest Airlines, Inc., dated as of November 15, 2000 (filed as Exhibit 99.8 to Continental Airlines, Inc.'s Current Report on Form 8-K dated November 15, 2000 and incorporated herein by reference).
10.2	Standstill Agreement between Northwest Airlines Corporation and David Bonderman, Bonderman Family Limited Partnership, Lectair Partners, Eli Broad, Donald Strum, 1992 Air GP and 1992 Air, Inc. (collectively the "Holders"), dated as of November 20, 1998 (filed as Exhibit 10.8 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.3	Registration Rights Agreement among Northwest Airlines Corporation, the Holders and 1992 Air, Inc., as the representative of the Holders, dated November 20, 1998 (filed as Exhibit 10.9 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.4	Amended and Restated Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation, dated May 1, 1998 (filed as Exhibit 10.2 of NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.5	First Amended and Restated Common Stock Registration Rights Agreement among NWA Corp., the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 10.9 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6	Acknowledgement of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated Common Stock Registration Rights Agreement, dated November 20, 1998 (filed as Exhibit 10.28 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.7	Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest dated as of October 10, 1996
10.8	First Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of September 1997 (filed as Exhibit 10.36 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.9	Second Amendment to Second Amended and Restated Airport Agreement between The Charter County of Wayne, Michigan and Northwest, dated as of June 26, 1998 (filed as Exhibit 10.37 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.10	Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.11	Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.12	Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.21 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.13	Second Amendment dated as of October 23, 2001 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.
10.14	A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.15	A330 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of December 21, 2000 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.16	Bombardier CRJ440 Purchase Agreement between Bombardier Inc. and Northwest Airlines, Inc. dated as of July 6, 2001 (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference; NWA Corp. has filed a request with the SEC for confidential treatment as to certain portions of this document).
*10.17	Management Compensation Agreement with Richard H. Anderson dated as of June 28, 2001.
*10.18	Management Compensation Agreement with Douglas M. Steenland dated as of June 28, 2001.
*10.19	Letter agreement with Mickey P. Foret dated October 23, 2001 regarding terms and conditions of employment.
*10.20	Management Compensation Agreement with J. Timothy Griffin dated as of January 14, 2002.
*10.21	Management Compensation Agreement with Philip C. Haan dated as of January 14, 2002.
*10.22	Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.23	Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement).
*10.24	Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement).
*10.25	1990 Stock Option Plan for Key Employees of the Company (filed as Exhibit 10.44 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.26	Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended.
*10.27	2001 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.43 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.28	Form of Non-Qualified Stock Option Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan.
*10.29	Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.39 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.30	Form of Deferred Stock Award Agreement for executive officers under the 1999 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.40 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.31	The Chairman's Long-Term Retention and Incentive Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included in signature page).
*
Compensatory plans in which the directors and executive officers of Northwest participate.

(b)
Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April 2002.

NORTHWEST AIRLINES CORPORATION
By:	/s/ JAMES G. MATHEWS
James G. Mathews Vice President—Accounting & Tax and Chief Accounting Officer (principal accounting officer)

        KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Richard H. Anderson, Mickey P. Foret and James G. Mathews, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for such individual and in such individual's name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifites and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of April 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ RICHARD H. ANDERSON Richard H. Anderson Chief Executive Officer and Director (principal executive officer)	/s/ DENNIS F. HIGHTOWER Dennis F. Hightower Director
/s/ MICKEY P. FORET Mickey P. Foret Executive Vice President & Chief Financial Officer (principal financial officer), Chairman and Chief -Executive Officer Northwest Airlines Cargo, Inc.	/s/ GEORGE J. KOURPIAS George J. Kourpias Director
/s/ JAMES G. MATHEWS James G. Mathews Vice President, Accounting & Tax and Chief Accounting Officer (principal accounting officer)	/s/ FREDERIC V. MALEK Frederic V. Malek Director

/s/ GARY L. WILSON Gary L. Wilson Chairman of the Board	/s/ WALTER F. MONDALE Walter F. Mondale Director
Ray W. Benning, Jr. Director	/s/ V.A. RAVINDRAN V. A. Ravindran Director
Richard C. Blum Director	/s/ MICHAEL G. RISTOW Michael G. Ristow Director
/s/ ALFRED A. CHECCHI Alfred A. Checchi Director	/s/ DOUGLAS M. STEENLAND Douglas M. Steenland Director
/s/ DORIS KEARS GOODWIN Doris Kearns Goodwin Director	/s/ LEO M. VAN WIJK Leo M. van Wijk Director

Northwest Airlines Corporation

SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$16	$12	$—		$8	(1)	$20
Accumulated allowance for depreciation of flight equipment spare parts	131	32	2	(2)	44	(3)	121
Year Ended December 31, 2000
Allowances deducted from asset accounts:
Allowance for doubtful accounts	16	8	—		8	(1)	16
Accumulated allowance for depreciation of flight equipment spare parts	131	37	6	(2)	43	(3)	131
Year Ended December 31, 1999
Allowances deducted from asset accounts:
Allowance for doubtful accounts	23	4	—		11	(4)	16
Accumulated allowance for depreciation of flight equipment spare parts	159	29	4	(2)	61	(3)	131

(1)
Uncollectible accounts written off, net of recoveries

(2)
Interaccount transfers

(3)
Dispositions and write-offs

(4)
Uncollectible accounts written off, net of recoveries, including deduction for accounts sold to NWA Funding, of $2 million

S-1

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NORTHWEST AIRLINES CORPORATION CONSOLIDATED BALANCE SHEETS (In millions)
NORTHWEST AIRLINES CORPORATION CONSOLIDATED BALANCE SHEETS (In millions, except share data)
NORTHWEST AIRLINES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except per share amounts)
NORTHWEST AIRLINES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
NORTHWEST AIRLINES CORPORATION CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT) (In millions)
NORTHWEST AIRLINES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
Northwest Airlines Corporation SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES (In millions)