Form 10-Q
period 2002-03-31
NORTHWEST AIRLINES CORP
filed 2002-05-15
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, there were 85,762,745 shares of the registrant's Common Stock outstanding.

Northwest Airlines Corporation

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations—Three months ended March 31, 2002 and 2001.	3
	Condensed Consolidated Balance Sheets—March 31, 2002 and December 31, 2001.	4
	Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2002 and 2001.	5
	Notes to Condensed Consolidated Financial Statements	6
The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements are attached hereto and filed as Exhibits 12.1 and 12.2.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits	15
SIGNATURE		16
EXHIBIT INDEX		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2002	2001
	(Unaudited, in millions except per share amounts)
Operating Revenues
Passenger	$1,818	$2,208
Cargo	148	185
Other	214	218

Total operating revenues	2,180	2,611
Operating Expenses
Salaries, wages and benefits	924	1,052
Aircraft fuel and taxes	291	480
Selling and marketing	218	282
Aircraft maintenance materials and repairs	145	195
Depreciation and amortization	135	128
Other rentals and landing fees	123	130
Aircraft rentals	113	109
Other	427	471

Total operating expenses	2,376	2,847

Operating Loss	(196)	(236)
Other Income (Expense)
Interest expense, net	(94)	(74)
Interest of mandatorily redeemable preferred security holder	(5)	(6)
Investment income	11	16
Other	23	27

Total other income (expense)	(65)	(37)

Loss Before Income Taxes	(261)	(273)
Income tax benefit	(90)	(102)

Net Loss	$(171)	$(171)

Loss per common share:
Basic	$(2.01)	$(2.05)

Diluted	$(2.01)	$(2.05)

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2002	December 31 2001
	(Unaudited, in millions)
Assets
Current Assets
Cash and cash equivalents	$2,476	$2,512
Restricted short-term investments	155	100
Accounts receivable, net	595	512
Flight equipment spare parts, net	261	273
Prepaid expenses and other	435	393

Total current assets	3,922	3,790
Property and Equipment
Flight equipment, net	5,291	5,034
Other property and equipment, net	1,024	1,032

Total property and equipment	6,315	6,066
Flight Equipment Under Capital Leases, net	537	543
Other Assets
Intangible pension asset	943	943
International routes, net	634	634
Investments in affiliated companies	228	213
Other	747	766

Total other assets	2,552	2,556

Total Assets	$13,326	$12,955

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Air traffic liability	$1,519	$1,275
Accounts payable and other liabilities	2,157	2,455
Current maturities of long-term debt and capital lease obligations	401	416

Total current liabilities	4,077	4,146
Long-Term Debt	5,371	4,828
Long-Term Obligations Under Capital Leases	399	393
Deferred Credits and Other Liabilities
Pension and postretirement benefits	1,883	1,749
Deferred income taxes	914	1,005
Other	568	546

Total deferred credits and other liabilities	3,365	3,300
Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	486	492
Redeemable Preferred Stock	226	227
Common Stockholders' Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,456	1,451
Accumulated deficit	(689)	(518)
Accumulated other comprehensive income (loss)	(306)	(305)
Treasury stock	(1,060)	(1,060)

Total common stockholders' equity (deficit)	(598)	(431)

Total Liabilities and Stockholders' Equity (Deficit)	$13,326	$12,955

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2002	2001
	(Unaudited, in millions)
Net Cash Provided by (Used in) Operating Activities	$(176)	$163
Cash Flows From Investing Activities
Capital expenditures	(335)	(283)
Net increase in short-term investments	(50)	(48)
Proceeds from sale of investment in Continental Airlines, Inc.	—	582
Other, net	(5)	13

Net cash provided by (used in) investing activities	(390)	264
Cash Flows From Financing Activities
Proceeds from issuance of short-term borrowings and long-term debt	580	1,198
Payments of long-term debt and capital lease obligations	(43)	(32)
Other, net	(7)	(16)

Net cash provided by (used in) financing activities	530	1,150
Increase (Decrease) in Cash and Cash Equivalents	(36)	1,577
Cash and cash equivalents at beginning of period	2,512	693

Cash and cash equivalents at end of period	$2,476	$2,270

Available to be borrowed under credit facilities	$1	$5

Supplemental Cash Flow Information:
Interest paid	$76	$55
Income taxes refunded	103	14
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft predelivery deposits	$(7)	$2

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The condensed consolidated financial statements of Northwest Airlines Corporation ("NWA Corp."), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K for 2001. The Company's accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

3.
At March 31, 2002 maturities of long-term debt through December 31, 2006 are as follows (in millions):

2002	$179
2003	188
2004	537
2005	1,355
2006	484
4.
The Company is managed as one cohesive business unit, from which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the three months ended March 31 (in millions):

	2002	2001
Domestic	$1,555	$1,801
Pacific, principally Japan	435	567
Atlantic	190	243

Total operating revenues	$2,180	$2,611

5.
As of March 31, 2002, the Company had firm orders for 93 new aircraft including 24 Airbus A330 aircraft, 10 Airbus A320 aircraft, 39 Airbus A319 aircraft, 19 Boeing 757-200/300 aircraft and one Boeing 747-400 aircraft. Included in these firm orders are two Airbus A320 and four Airbus A319 aircraft scheduled for delivery in 2004 and 2005 which were converted from options to firm orders in the quarter ended March 31, 2002. The Company has the right to cancel eight of the A330 aircraft orders. The Company also had firm orders for 94 Bombardier Canadian Regional Jet ("CRJ") aircraft, which will be leased or subleased to and operated by Northwest Airlink carriers, and the Company has the option to finance these aircraft through long-term operating leases from the manufacturer. The Company has the right to defer the scheduled delivery of certain aircraft listed above for up to a maximum of four years.

  Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.59 billion for the remainder of 2002, $1.84 billion in 2003, $1.67 billion in 2004, $1.46 billion in 2005, $220 million in 2006 and $33 million in 2007. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged lease financing. Financing commitments available for use by the Company are in place for all of the aircraft on firm order.

6.
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31 (in millions, except share data):

	2002	2001
Numerator:
Net income (loss)	$(171)	$(171)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	85,481,219	83,441,702
Effect of dilutive securities:
Series C Preferred Stock	—	—
Shares held in non-qualified rabbi trusts	—	—
Employee stock options	—	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	85,481,219	83,441,702

  For the three months ended March 31, 2002 and 2001, no incremental shares related to dilutive securities were added to the denominator because inclusion of such shares would be anti-dilutive.

7.
Comprehensive loss was $172 million and $168 million for the three months ended March 31, 2002 and 2001, respectively. Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.
In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS 142 on January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill.

  During the three months ended March 31, 2002, the Company performed the required transitional impairment tests of goodwill and indefinite lived intangible assets and found the fair value to be in excess of the carrying value of these assets. The following table presents net income (loss) and earnings (loss) per share adjusted for amortization of goodwill and indefinite lived intangible assets for the three months ended March 31, 2001:

(in millions except per share amounts)
Net Income:
Reported net income (loss)	$(171)
Add back: Goodwill amortization(1)	—
Add back: International route amortization	6

Adjusted net income (loss)	$(165)

Earnings per share:(2)
Reported net income (loss)	$(2.05)
Add back: Goodwill amortization(1)	—
Add back: International route amortization	0.07

Adjusted net income (loss)	$(1.98)

  (1)
  Goodwill amortization was $182,000 for the three months ended March 31, 2001.

  (2)
  For the three months ended March 31, 2002 and 2001, no incremental shares related to dilutive securities were used to calculate diluted earnings per share because inclusion of such shares would be anti-dilutive.

9.
The following tables present condensed consolidating financial information for: (i) Northwest, the principal indirect subsidiary of NWA Corp., the holding company, and (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp. The principal consolidating adjustment entries eliminate investments in subsidiaries and inter-company balances and transactions.

  Condensed Consolidating Statement of Operations for the three months ended March 31, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Operating revenues	$2,027	$213	$(60)	$2,180
Operating expenses	2,229	204	(57)	2,376

Operating income (loss)	(202)	9	(3)	(196)
Other income	(80)	(494)	509	(65)

Income before income taxes	(282)	(485)	506	(261)
Income tax expense	(102)	12	—	(90)

Net income	$(180)	$(497)	$506	$(171)

  Condensed Consolidating Statements of Cash Flow for the three months ended March 31, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Net cash from operating activities	$(360)	$184	$—	$(176)
Net cash flows from investing activities	(360)	(30)	—	(390)
Net cash flows from financing activities	660	(130)	—	530

Increase in cash and cash equivalents	(60)	24	—	(36)
Cash and cash equivalents at beginning of period	2,471	41	—	2,512

Cash and cash equivalents at end of period	$2,411	$65	$—	$2,476

  Condensed Consolidating Balance Sheet as of March 31, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,506	$125	$—	$2,631
Accounts receivable, net	576	19	—	595
Other current assets	543	177	(24)	696

Total current assets	3,625	321	(24)	3,922
Property and Equipment	5,983	332	—	6,315
Flight Equipment Under Capital Leases, net	537	—	—	537
Other Assets	2,351	1,678	(1,477)	2,552

Total Assets	$12,496	$2,331	$(1,501)	$13,326

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,464	$64	$(9)	$1,519
Accounts payable and other liabilities	2,077	95	(15)	2,157
Current maturities of long-term debt and capital lease obligations	375	26	—	401

Total current liabilities	3,916	185	(24)	4,077
Long-Term Debt and Capital Lease Obligations	5,521	249	—	5,770
Deferred Income Taxes	—	914	—	914
Other Liabilities	2,462	31	(42)	2,451
Mandatorily Redeemable Preferred Security	486	—	—	486
Redeemable Preferred Stock	—	226	—	226
Common Stockholders' Equity	111	726	(1,435)	(598)

Total Liabilities and Stockholders' Equity	$12,496	$2,331	$(1,501)	$13,326

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        For the quarter ended March 31, 2002, the Company reported a net loss of $171 million and an operating loss of $196 million. The net loss per common share was $2.01 in the first quarter of 2002 compared with a net loss per common share of $2.05 in the first quarter of 2001.

        In the first quarter of 2001, the Company recorded a non-recurring, pre-tax charge for retroactive pay and benefits of $94 million related to the collective bargaining agreement reached with the Aircraft Mechanics Fraternal Association ("AMFA"), the union which represents the Company's mechanics, cleaners and custodians, and a gain of $27 million on the sale of the Company's remaining investment in Continental Airlines, Inc. ("Continental").

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

        Information with respect to the Company's operating statistics follows(1):

	Three months ended March 31
	2002	2001	% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	21,762	24,987	(12.9)
Revenue passenger miles (millions)	16,536	18,266	(9.5)
Passenger load factor (percent)	76.0	73.1	2.9	pts.
Revenue passengers (thousands)	11,899	13,364	(11.0)
Yield per revenue passenger mile (cents)	10.61	11.86	(10.5)
Passenger revenue per scheduled ASM (cents)	8.07	8.67	(6.9)
Operating revenue per total ASM (cents)(2)	8.86	9.46	(6.3)
Operating expense per total ASM (cents)(2)	9.65	9.95	(3.0)
Operating expense per total ASM, fuel neutral (cents)(2)	10.20	9.95	2.5
Cargo ton miles (millions)	480	540	(11.1)
Cargo revenue per ton mile (cents)	30.90	34.11	(9.4)
Fuel gallons consumed (millions)	445	512	(13.1)
Average fuel cost per gallon, excluding fuel tax (cents)	58.75	87.55	(32.9)
Number of operating aircraft at end of period	434	429	1.2
Full-time equivalent employees at end of period	45,005	53,341	(15.6)

(1)
All statistics exclude Express Airlines I, Inc. which will be renamed Pinnacle Airlines, Inc. ("Pinnacle Airlines") and is a wholly owned Northwest Airlink regional carrier.

(2)
Excludes the estimated revenues and expenses associated with the operation of Northwest's fleet of Boeing 747 freighter aircraft, MLT Inc. (a subsidiary of Northwest) and gain/loss on disposal of assets. The three months ended March 31, 2001 also excludes the $94 million provision for AMFA retroactive pay and benefits.

Results of Operations—Three months ended March 31, 2002 and 2001

        Operating Revenues.    Operating revenues decreased 16.5% ($431 million). System passenger revenues decreased 19.0% ($412 million), excluding Pinnacle Airlines. The decrease in system passenger revenues was primarily attributable to a 12.9% decrease in scheduled service ASMs and a 6.9% decrease in passenger revenues per ASM ("RASM"). System passenger load factor increased 2.9 points to 76.0% for the three months ended March 31, 2002. Pinnacle Airlines passenger revenues increased 58.5% ($24 million) to $65 million due to increased capacity from 23 additional Bombardier CRJ aircraft.

        The following analysis by region is based on information reported to the Department of Transportation and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$1,755		$1,253		$339		$163
Increase (Decrease) from 2001:
Passenger revenues (in millions)	(412)		(262)		(108)		(42)
Percent	(19.0)%		(17.3)%		(24.2)%		(20.6)%
Scheduled service ASMs (capacity)	(12.9)%		(10.2)%		(16.6)%		(18.2)%
Passenger load factor	2.9	pts.	1.4	pts.	5.3	pts.	7.1	pts.
Yield	(10.5)%		(9.7)%		(14.5)%		(11.6)%
Passenger RASM	(6.9)%		(7.9)%		(9.0)%		(2.9)%

        Domestic passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor. The Company continued to experience the effects of the September 11, 2001 terrorist attacks and a continuing decline in corporate business and leisure travel, which adversely impacted yields.

        Pacific passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor. Capacity was reduced as a result of the September 11, 2001 terrorist attacks and the weakened Asian economy. Yields were also lower due to the weakness in the Asian economy and the weak yen. The average yen per U.S. dollar exchange rates for the three months ended March 31, 2002 and 2001 were 134 and 116, respectively, a 13.2% weakening in the buying power of the yen from the prior year.

        Atlantic passenger revenues decreased primarily due to lower capacity and yields. Capacity and yields were lower due to the September 11, 2001 terrorist attacks but were partially offset by an increase in passenger load factor.

        Cargo revenues decreased 20% ($37 million) to $148 million due to a 9.4% decrease in cargo revenue yield per ton mile and 11.1% fewer cargo ton miles resulting from reduced U.S. demand for Asian goods and the weakened yen exchange rate. Other revenue decreased 1.8% ($4 million) due primarily to decreased revenue from MLT, Inc.

        Operating Expenses.    Operating expenses decreased 16.5% ($471 million). Operating capacity was reduced 12.8% to 21.82 billion total service ASMs due primarily to the September 11, 2001 terrorist attacks. Operating expense per total ASM decreased 3.0% excluding the $94 million provision for AMFA retroactive pay and benefits in the first quarter of 2001.

        Salaries, wages and benefits decreased 12.2% ($128 million) due to a decrease in average full-time equivalent employees of 15.6% and a 2001 provision for retroactive wages and benefits related to the AMFA collective bargaining agreement. This decline was offset by higher wages and pension benefits due to the new AMFA contract and higher pension expenses resulting from a lower actuarial discount rate. Aircraft fuel and taxes decreased 39.4% ($189 million) due to a 32.9% decrease in the average fuel cost per gallon, including a $15 million gain from hedging transactions, and 13.1% fewer gallons consumed as a result of fewer ASMs and the use of more fuel efficient aircraft. Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased 22.7% ($64 million) due to lower revenues system wide and most notably in the Pacific where commission rates are higher. Aircraft maintenance materials and repairs decreased 25.6% ($50 million) as a result of lower repair volume in 2002 due to retirements and removal from service of older aircraft as well as higher third-party engine and airframe repairs in the first quarter of 2001. Depreciation and amortization increased 5.5% ($7 million) due to additional owned aircraft partially offset by the elimination of international route amortization. Other expenses declined 9.3% ($44 million) largely due to decreased personnel expenses and a reduced level of passenger food service offset by higher insurance costs.

        Other Income and Expense.    Other non-operating expense increased 75.7% ($28 million) primarily due to higher interest expense related to increased debt levels and lower interest income as a result of lower interest rates. A $27 million gain from the sale of the Company's remaining shares of Continental recorded in 2001 was offset by higher earnings from affiliates and a gain from a litigation settlement in 2002.

Liquidity and Capital Resources

        At March 31, 2002, the Company had cash, cash equivalents and restricted short-term investments of $2.63 billion. This amount includes $155 million of restricted short-term investments, resulting in total liquidity of $2.48 billion.

        Net cash used in operating activities for the three months ended March 31, 2002 was $176 million, a $339 million decrease from the $163 million cash provided from operating activities for the three months ended March 31, 2001. The decrease in cash provided from operating activities is due primarily to the payment of aviation taxes deferred between September 11, 2001 and January 15, 2002 and other changes in working capital, including a repayment of $61 million outstanding under the NWA Funding, LLC revolving facility.

        Investing activities in the first quarter of 2002 consisted primarily of the purchase of six Airbus A319 aircraft and one Boeing 747-400 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits. Investing activities in the first quarter of 2001 consisted primarily of the proceeds of $450 million from the January sale of 6.7 million shares of Continental Class A Common Stock held by the Company and the subsequent sale of the remaining shares of Continental Class B Common Stock held by the Company for $132 million, partially offset by the purchase of four Airbus A319 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits.

        Financing activities in the first quarter of 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of six Airbus A319 aircraft and one Boeing 747-400 aircraft with escrowed funds from pass-through certificate offerings, and payment of debt and capital lease obligations. Financing activities in the first quarter of 2001 consisted primarily of the Company's draw of $1.10 billion under its credit facilities, the financing of four Airbus A319 aircraft with escrowed funds from pass-through certificate offerings, and payment of debt and capital lease obligations. At March 31, 2002, $620 million of unused pass-through trust certificate proceeds were held in escrow and are not assets or direct obligations of, or guaranteed by, the Company and therefore are not included in the condensed consolidated balance sheets. The unused pass-through trust certificate proceeds are available to finance a portion of the aircraft scheduled for delivery in 2002.

        In February 2002, the Metropolitan Airport Commission ("MAC") refinanced its debt used for the sale and leaseback of various company assets in 1992. The Company's imputed interest rate on the debt related to this sale-leaseback transaction has been reduced from 9.9% to 8.458% as a result of the MAC's refinancing.

        In addition to the purchased aircraft discussed above, the Company took delivery of five Bombardier CRJ aircraft during the three months ended March 31, 2002. These aircraft were financed with operating leases.

        The current aircraft delivery schedule provides for the acquisition of 93 aircraft over the next five years. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

Other Information

        Labor Agreements.    Approximately 91% of the Company's employees are members of collective bargaining units. At March 31, 2002, all of the Company's union workers were under contract.

        The Company's collective bargaining agreement with the Air Line Pilots Association ("ALPA") becomes amendable on September 13, 2002. The Company and ALPA reached a tentative agreement on April 27, 2002 to extend the current collective bargaining agreement through September 12, 2003. The tentative agreement includes a pay increase of 4.5 percent on September 13, 2002 and a second pay increase of 5.5 percent on September 12, 2003. The Company and ALPA also agreed to begin contract talks in January 2003, with the mutual goal of achieving a new agreement by September 2003. The tentative agreement was approved by the ALPA Master Executive Council on April 30, 2002, and is subject to membership ratification.

        Foreign Currency.    The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. The Company's effective average yen per U.S. dollar exchange rate, including hedge activity for the three months ended March 31, 2002 and 2001 was 117 and 103, respectively. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. As of March 31, 2002, the Company has recorded $33 million of unrealized gains in accumulated other comprehensive income (loss) associated with forward contracts purchased to hedge a portion of its 2002 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. During the quarter ended March 31, 2002, the Company realized pre-tax gains of $8 million associated with forward contracts purchased to hedge its first quarter yen-denominated sales. At March 31, 2002, the Company has hedged approximately 63% of its anticipated yen-denominated sales at an average rate of 114 yen per U.S. dollar for the remainder of 2002.

        Forward-Looking Statements.    Certain of the statements made throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

        It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Such risks and uncertainties include, among others, the future level of air travel demand, the Company's future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in Item1. "Risk Factors Related to Northwest and NWA Corp." and "Risk Factors Related to the Airline Industry" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information required by this item is provided under the caption "Foreign Currency" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Also see "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for 2001. In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

Item 6. Exhibits

  (a)
  Exhibits:

  12.1
  Computation of Ratio of Earnings to Fixed Charges.

  12.2
  Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

  (b)
  Reports on Form 8-K:

    Form 8-K dated March 19, 2002

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2002.

NORTHWEST AIRLINES CORPORATION
By	/s/ JAMES G. MATHEWS James G. Mathews Vice President—Accounting & Tax and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

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