Form 10-Q
period 2002-06-30
NORTHWEST AIRLINES CORP
filed 2002-08-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code         (612)  726-2111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

As of June 30, 2002, there were 85,779,345 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited, in millions except per share amounts)	2002	2001	2002	2001
Operating Revenues
Passenger	$2,052	$2,331	$3,870	$4,539
Cargo	176	182	324	367
Other	178	202	392	420
Total operating revenues	2,406	2,715	4,586	5,326

Operating Expenses
Salaries, wages and benefits	936	970	1,860	2,022
Aircraft fuel and taxes	360	476	651	956
Selling and marketing	200	283	418	565
Aircraft maintenance materials and repairs	151	185	296	380
Depreciation and amortization	131	130	266	258
Other rentals and landing fees	141	134	264	264
Aircraft rentals	116	111	229	220
Other	417	462	844	933
Total operating expenses	2,452	2,751	4,828	5,598

Operating Loss	(46)	(36)	(242)	(272)

Other Income (Expense)
Interest expense, net	(100)	(83)	(194)	(157)
Interest of mandatorily redeemable preferred security holder	(7)	(7)	(12)	(13)
Investment income	12	21	23	37
Foreign currency gain (loss)	(11)	(2)	(11)	—
Other	11	15	34	40
Total other income (expense)	(95)	(56)	(160)	(93)

Loss Before Income Taxes	(141)	(92)	(402)	(365)

Income tax benefit	(48)	(37)	(138)	(139)

Net Loss	$(93)	$(55)	$(264)	$(226)

Loss per common share:
Basic	$(1.08)	$(.65)	$(3.09)	$(2.70)
Diluted	$(1.08)	$(.65)	$(3.09)	$(2.70)

Average shares used in computation:
Basic	86	84	86	84
Diluted	86	84	86	84

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	June 30 2002	December 31 2001

Assets

Current Assets
Cash and cash equivalents	$2,719	$2,512
Restricted short-term investments	88	100
Accounts receivable, net	465	512
Flight equipment spare parts, net	258	273
Prepaid expenses and other	439	393
Total current assets	3,969	3,790

Property and Equipment, net
Flight equipment, net	5,451	5,034
Other property and equipment, net	1,068	1,032
Total property and equipment, net	6,519	6,066

Flight Equipment Under Capital Leases, net	532	543

Other Assets
Intangible pension asset	943	943
International routes, net	634	634
Investments in affiliated companies	265	213
Other	771	766
Total other assets	2,613	2,556
Total Assets	$13,633	$12,955

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,573	$1,275
Accounts payable and other liabilities	2,275	2,455
Current maturities of long-term debt and capital lease obligations	402	416
Total current liabilities	4,250	4,146

Long-Term Debt	5,568	4,828

Long-Term Obligations Under Capital Leases	419	393

Deferred Credits and Other Liabilities
Pension and postretirement benefits	1,892	1,749
Deferred income taxes	871	1,005
Other	573	546
Total deferred credits and other liabilities	3,336	3,300

Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	545	492

Redeemable Preferred Stock	226	227

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,456	1,451
Accumulated deficit	(782)	(518)
Accumulated other comprehensive income (loss)	(327)	(305)
Treasury stock	(1,059)	(1,060)
Total common stockholders’ equity (deficit)	(711)	(431)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,633	$12,955

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Unaudited, in millions)	2002	2001

Net Cash Provided by Operating Activities	$110	$259

Cash Flows From Investing Activities
Capital expenditures	(776)	(580)
Net (increase) decrease in short-term investments	33	(29)
Proceeds from sale of investment in Continental Airlines, Inc.	—	582
Other, net	(23)	8
Net cash used in investing activities	(766)	(19)

Cash Flows From Financing Activities
Proceeds from issuance of short-term borrowings and long-term debt	878	1,600
Proceeds from sale and leaseback transactions	136	—
Payments of long-term debt and capital lease obligations	(133)	(121)
Payment of short-term borrowings	(1)	(1,103)
Other, net	(17)	(13)
Net cash provided by financing activities	863	363

Increase in Cash and Cash Equivalents	207	603
Cash and cash equivalents at beginning of period	2,512	693
Cash and cash equivalents at end of period	$2,719	$1,296

Available to be borrowed under credit facilities	$1	$1,122

Supplemental Cash Flow Information:
Interest paid	$171	$147
Income taxes (refunded) paid	(124)	28

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft predelivery deposits	$(4)	$(9)

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                           The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K for 2001.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.

2.                           The income tax expense (benefit) is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes and nondeductible expenses.

3.                             As of June 30, 2002, maturities of long-term debt through December 31, 2006 are as follows (in millions):

2002	$114
2003	227
2004	559
2005	1,372
2006	501

            The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.

4.                             The Company is managed as one cohesive business unit, from which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Domestic	$1,640	$1,855	$3,195	$3,655
Pacific, principally Japan	483	549	918	1,116
Atlantic	283	311	473	555
Total operating revenues	$2,406	$2,715	$4,586	$5,326

5.                           As of June 30, 2002, the Company had firm orders for 84 new aircraft including 24 Airbus A330 aircraft, nine Airbus A320 aircraft, 34 Airbus A319 aircraft and 17 Boeing 757-200/300 aircraft.  The Company has the right to cancel eight of the A330 aircraft orders.  The Company also had firm orders for 92 Bombardier Canadian Regional Jet (“CRJ”) aircraft, which will be leased or subleased to and operated by Northwest Airlink carriers, and the Company has the option to finance these aircraft through long-term operating leases from the manufacturer.  The Company has the right to defer the scheduled delivery of certain aircraft listed above for up to four years.

Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.12 billion for the remainder of 2002, $1.83 billion in 2003, $1.67 billion in 2004, $1.46 billion in 2005, $220 million in 2006 and $33 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order.

The Company plans to replace the existing DC10-40 aircraft in service with Boeing 757-200/300 aircraft purchased or on order, with all DC10-40 aircraft removed from regularly scheduled service by the end of September 2002.  The Company also plans to replace existing Boeing 727 aircraft in service with Airbus A319/A320 aircraft purchased or on order, with all Boeing 727 aircraft removed from regularly scheduled service by the end of January 2003.  As of June 30, 2002, the Company operated nine DC10-40 aircraft and 20 Boeing 727 aircraft.  The Company continues to evaluate long-lived assets for potential impairment in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and has previously made the necessary changes to the lives and asset values of the DC10-40 and Boeing 727 aircraft to be retired.

6.                           For the three and six months ended June 30, 2002 and 2001, no incremental shares related to dilutive securities were added to the weighted-average shares outstanding for basic earnings per share because of the anti-dilutive impact caused by inclusion of these securities.

7.                           Comprehensive loss was $114 million and $66 million for the three months ended June 30, 2002 and 2001, respectively, and $286 million and $234 million for the six months ended June 30, 2002 and 2001, respectively.  Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.                             During June 2002, a Receivables Purchase Agreement (the “Agreement”) was executed by Northwest, NWA Funding II, LLC (“NWA Funding”), a wholly-owned, non-consolidated subsidiary of the Company, and a certain third party purchaser (the “Purchaser”) pursuant to a securitization transaction.  During June 2002, Northwest sold $114 million of accounts receivable on a non-recourse basis to NWA Funding.  NWA Funding sold $65 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.  The amount of loss recognized related to receivables securitized was not material.  NWA Funding maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts.  The agreement is a one-year, $100 million revolving receivable purchase facility renewable annually that allows Northwest to sell additional receivables to NWA Funding and NWA Funding to sell variable undivided interests in these receivables to the Purchaser.  NWA Funding pays a yield to the Purchaser equal to A1/F1 commercial paper.  Additionally, NWA Funding pays a program fee.

The Agreement provides for the early termination upon the occurrence of certain events including, among others, a strike event, falling below a minimum liquidity requirement of $1.10 billion as of the last day of any fiscal quarter, or the Company not meeting minimum credit ratings (defined as any two of the following three events occurring: (i) S&P’s “Long Term Local Issuer Credit” rating below a B credit rating, (ii) Moody’s “Senior Implied” rating below a B2 credit rating, or (iii) Fitch’s “Senior Unsecured Debt” rating below a B credit rating).

9.                             As of June 30, 2002, the Company had a $51 million receivable from the U.S. Government related to a grant under the Air Transportation Safety and System Stabilization Act.  The Company has filed its final application and has had discussions with representatives of the Department Of Transportation. The Company is awaiting the results of those discussions.

10.                       In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets.  The Company adopted SFAS 142 on January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill.  During the first quarter of 2002, the Company performed the required transitional impairment tests of goodwill and indefinite lived intangible assets and found the fair value to be in excess of the carrying value of these assets.

The following table presents net income (loss) and earnings (loss) per share for comparable periods in 2001 adjusted for amortization of goodwill and indefinite lived intangible assets, which are not tax effected since these expenses were not deductible for tax purposes (in millions except per share amounts):

	Three months ended June 30, 2001	Six months ended June 30, 2001
Net loss:
Reported net loss	$(55)	$(226)
Add back: Goodwill amortization (1)	—	—
Add back: International route amortization	6	12
Adjusted net loss	$(49)	$(214)

Loss per common share: (2)
Reported loss per common share	$(.65)	$(2.70)
Add back: Goodwill amortization (1)	—	—
Add back: International route amortization	.07	.14
Adjusted loss per common share	$(.58)	$(2.56)

(1)          Goodwill amortization was $182,391 and $364,783 for the three and six months ended June 30, 2001.

(2)          For the three and six months ended June 30, 2001, no incremental shares related to dilutive securities were used to calculate diluted earnings per share because of the anti-dilutive impact caused by inclusion of these securities.

11.                       The following tables present condensed consolidating financial information for: (i) Northwest, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp., and (iii) NWA Corp. on a consolidated basis.  The principal consolidating adjustment entries eliminate investments in subsidiaries and inter–company balances and transactions.

Condensed Consolidating Statements of Operations for the three months ended June 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Operating revenues	$2,277	$182	$(53)	$2,406
Operating expenses	2,333	169	(50)	2,452
Operating income (loss)	(56)	13	(3)	(46)
Other income (expense)	(109)	(263)	277	(95)
Income (loss) before income taxes	(165)	(250)	274	(141)
Income tax expense (benefit)	(60)	12	—	(48)
Net income (loss)	$(105)	$(262)	$274	$(93)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Operating revenues	$4,304	$396	$(114)	$4,586
Operating expenses	4,561	374	(107)	4,828
Operating income (loss)	(257)	22	(7)	(242)
Other income (expense)	(189)	(756)	785	(160)
Income (loss) before income taxes	(446)	(734)	778	(402)
Income tax expense (benefit)	(161)	23	—	(138)
Net income (loss)	$(285)	$(757)	$778	$(264)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Net cash flows from operating activities	$(30)	$140	$—	$110
Net cash flows from investing activities	(764)	6	(8)	(766)
Net cash flows from financing activities	994	(139)	8	863
Increase in cash and cash equivalents	200	7	—	207
Cash and cash equivalents at beginning of period	2,471	41	—	2,512
Cash and cash equivalents at end of period	$2,671	$48	$—	$2,719

Condensed Consolidating Balance Sheets as of June 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,731	$76	$—	$2,807
Accounts receivable, net	451	14	—	465
Other current assets	545	187	(35)	697
Total current assets	3,727	277	(35)	3,969

Property and Equipment, net	6,195	324	—	6,519
Flight Equipment Under Capital Leases, net	532	—	—	532
Other Assets	2,403	1,302	(1,092)	2,613
Total Assets	$12,857	$1,903	$(1,127)	$13,633

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Air traffic liability	$1,519	$62	$(8)	$1,573
Accounts payable and other liabilities	2,236	67	(28)	2,275
Current maturities of long-term debt and capital lease obligations	376	26	—	402
Total current liabilities	4,131	155	(36)	4,250

Long-Term Debt and Capital Lease Obligations	5,738	249	—	5,987
Pension and Postretirement Benefits	1,892	—	—	1,892
Deferred Income Taxes	—	871	—	871
Other Liabilities	591	19	(37)	573

Mandatorily Redeemable Preferred Security	545	—	—	545
Preferred Redeemable Stock	—	226	—	226

Common Stockholders’ Equity (Deficit)	(40)	383	(1,054)	(711)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,857	$1,903	$(1,127)	$13,633

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          For the quarter ended June 30, 2002, the Company reported a net loss of $93 million and an operating loss of $46 million.  The net loss per common share was $1.08 compared with a net loss per common share of $0.65 for the second quarter of 2001.  The Company experienced continuing softness in business traffic caused by the weak U.S. economy and increased travel times due to heightened airport security measures which continues to negatively impact corporate travel and yields industry-wide.

          Substantially all of the Company’s results of operations are attributable to Northwest and the following discussion pertains primarily to Northwest.  The Company’s results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions.  The Company’s second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

          Information with respect to the Company’s operating statistics follows (1):

	Three months ended June 30		% Chg.		Six months ended June 30		% Chg.
Scheduled service:	2002	2001			2002	2001
Available seat miles (ASM) (millions)	23,537	26,233	(10.3)		45,299	51,220	(11.6)
Revenue passenger miles (millions)	18,581	20,447	(9.1)		35,118	38,713	(9.3)
Passenger load factor (percent)	78.9	77.9	1.0	pts.	77.5	75.6	1.9	pts.
Revenue passengers (thousands)	13,627	15,049	(9.4)		25,526	28,412	(10.2)
Yield per revenue passenger mile (cents)	10.69	11.16	(4.2)		10.65	11.49	(7.3)
Passenger revenue per scheduled ASM (cents)	8.44	8.70	(3.0)		8.26	8.69	(4.9)

Operating revenue per total ASM (cents) (2)	9.21	9.52	(3.3)		9.04	9.49	(4.7)
Operating expense per total ASM (cents) (2)	9.34	9.55	(2.2)		9.49	9.75	(2.7)
Operating expense per total ASM, fuel neutral (cents) (2)	9.58	9.55	0.3		9.88	9.75	1.3

Cargo ton miles (millions)	572	568	0.7		1,052	1,108	(5.1)
Cargo revenue per ton mile (cents)	30.79	32.11	(4.1)		30.84	33.09	(6.8)

Fuel gallons consumed (millions)	479	545	(12.1)		924	1,057	(12.6)
Average fuel cost per gallon, excluding fuel tax (cents)	68.83	81.71	(15.8)		63.98	84.54	(24.3)

Number of operating aircraft at end of period					438	438	—
Full-time equivalent employees at end of period					46,260	52,997	(12.7)

(1)            All statistics exclude Pinnacle Airlines, Inc. (“Pinnacle Airlines”), formerly Express Airlines I, Inc., a wholly-owned Northwest Airlink regional carrier.

(2)              Excludes the estimated revenues and expenses associated with the operation of Northwest’s fleet of Boeing 747 freighter aircraft, MLT Inc. (a subsidiary of Northwest) and gain/loss on disposal of assets.  The six months ended June 30, 2001 also excludes the provision for AMFA retroactive pay and benefits

Results of Operations—Three months ended June 30, 2002 and 2001

Operating Revenues.  Operating revenues decreased 11.4% ($309 million).  System passenger revenues decreased 13.0% ($297 million), excluding Pinnacle Airlines.  The decrease in system passenger revenues was primarily attributable to a 10.3% decrease in scheduled service ASMs and a 3.0% decrease in passenger revenues per ASM (“RASM”).  System passenger load factor increased 1.0 point to 78.9% for the three months ended June 30, 2002.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 37.5% ($18 million) to $66 million due to increased capacity from 18 additional Bombardier CRJ aircraft since June 30, 2001 and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

The following analysis by region is based on information reported to the Department of Transportation (“DOT”) and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$1,986		$1,360		$369		$257

Increase (Decrease) from 2001:
Passenger revenues (in millions)	(297)		(219)		(62)		(16)
Percent	(13.0)%		(13.8)%		(14.3)%		(5.9)%

Scheduled service ASMs (capacity)	(10.3)%		(9.8)%		(13.1)%		(7.4)%
Passenger load factor	1.0	pts.	1.9	pts.	(0.5	)pts.	0.2	pts.
Yield	(4.2)%		(6.9)%		(0.8)%		1.4%
Passenger RASM	(3.0)%		(4.5)%		(1.4)%		1.6%

Domestic passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Northwest continued to experience a weakened yield environment resulting from the decline in business travelers and industry fare discounting.  Despite longer travel times due to heightened security screening procedures at the airports, domestic traffic has been progressively recovering, reflecting stronger leisure demand.

Pacific passenger revenues decreased primarily due to lower capacity.  Capacity was reduced as a result of the weakened U.S. economy.  The average yen per U.S. dollar exchange rates for the three months ended June 30, 2002 and 2001 were 129 and 123, respectively, a 4.4% weakening in the buying power of the yen from the prior year.

Atlantic passenger revenues decreased primarily due to lower capacity, partially offset by higher yields and passenger load factor.  Capacity continues to be lower due to the weakened U.S. and international economies.

Cargo revenues decreased 3.3% ($6 million) to $176 million primarily due to a 4.1% decrease in cargo revenue yield per ton mile.  Other revenues decreased 11.9% ($24 million) due to decreased revenues from MLT Inc., KLM joint venture settlements, other transportation service fees and support services, partially offset by an increase in frequent flyer program partnership revenue.

Operating Expenses. Operating expenses decreased 10.9% ($299 million).  Operating capacity was reduced 10.2% to 23.58 billion total service ASMs due to the continued lower demand environment.  Operating expense per total ASM decreased 2.2%.

Salaries, wages and benefits decreased 3.5% ($34 million) due to a decrease in average full-time equivalent employees partially offset by higher pension expenses resulting from the new AMFA contract and a lower actuarial discount rate.  Aircraft fuel and taxes decreased 24.4% ($116 million) due to a 15.8% decrease in average fuel cost per gallon, including an $8 million gain from hedging transactions, and 12.1% fewer gallons consumed as a result of fewer ASMs and the use of more fuel efficient aircraft.  Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased 29.3% ($83 million) primarily driven by elimination of North America normal commissions and lower revenues system wide.  Aircraft maintenance materials and repairs decreased 18.4% ($34 million) as a result of a lower repair volume in 2002 due to retirements and removal from service of older aircraft as well as higher third-party engine and airframe repairs in the second quarter of 2001.  Depreciation and amortization increased 0.8% ($1 million) due to additional owned aircraft partially offset by the elimination of international route amortization.  Other expenses declined 9.7% ($45 million) largely due to decreased personnel expenses, decreased outside services and a reduced level of passenger food service, partially offset by higher insurance costs.

Other Income and Expense. Other non–operating expense increased 69.6% ($39 million) primarily due to higher interest expense related to increased debt levels and lower interest income as a result of lower interest rates.

Results of Operations—Six months ended June 30, 2002 and 2001

Operating Revenues.  Operating revenues decreased 13.9% ($740 million).  System passenger revenues decreased 15.9% ($709 million), excluding Pinnacle Airlines.  The decrease in system passenger revenues was primarily attributable to a 11.6% decrease in scheduled service ASMs and a 4.9% decrease in RASM.  System passenger load factor increased 1.9 points to 77.5% for the six months ended June 30, 2002.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 44.9% ($40 million) to $129 million due to increased capacity from 18 additional Bombardier CRJ aircraft since June 30, 2001, and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$3,741		$2,613		$708		$420

Increase (Decrease) from 2001:
Passenger revenues (in millions)	(709)		(480)		(170)		(59)
Percent	(15.9)%		(15.5)%		(19.3)%		(12.2)%

Scheduled service ASMs (capacity)	(11.6)%		(10.0)%		(14.8)%		(12.4)%
Passenger load factor	1.9	pts.	1.6	pts.	2.3	pts.	3.6	pts.
Yield	(7.3)%		(8.2)%		(7.8)%		(4.1)%
Passenger RASM	(4.9)%		(6.2)%		(5.4)%		0.2%

Domestic passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Northwest continued to experience the effects of the September 11, 2001 terrorist attacks, particularly in the first quarter of 2002.  A weak U.S. economy and increased travel times due to heightened airport security measures have caused a continuing decline in corporate business and leisure travel, which has adversely impacted yields throughout the year.

Pacific passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Capacity was reduced as a result of the September 11, 2001 terrorist attacks and the weakened Asian economy.  Yields were also lower due to the weakness in the Asian economy and the weak yen.  The average yen per U.S. dollar exchange rates for the six months ended June 30, 2002 and 2001 were 131 and 121, respectively, a 9.0% weakening in the buying power of the yen from the prior year.

Atlantic passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Capacity and yields were lower due to the September 11, 2001 terrorist attacks and weakened U.S. and international economies.

Cargo revenues decreased 11.7% ($43 million) to $324 million due to a 6.8% decrease in cargo revenue yield per ton mile and 5.1% fewer cargo ton miles, resulting from reduced U.S. demand for Asian goods and the weakened yen exchange rate.  Other revenues decreased 6.7% ($28 million) due primarily to decreased revenues from MLT Inc., KLM joint venture settlements, other transportation service fees and support services, partially offset by an increase in frequent flyer program partnership revenue.

Operating Expenses.  Operating expenses decreased 13.8% ($770 million).  Operating capacity was reduced 11.5% to 45.40 billion total service ASMs due primarily to the September 11, 2001 terrorist attacks and the weakened economy.  Operating expense per total ASM decreased 2.7%, excluding the $92 million provision for AMFA retroactive pay and benefits in 2001.

Salaries, wages and benefits decreased 8.0% ($162 million) due to a decrease in average full-time equivalent employees of 12.7% and a 2001 provision for retroactive wages and benefits related to the AMFA collective bargaining agreement.  This decline was partially offset by higher wages and higher pension expenses resulting from the new AMFA contract and a lower actuarial discount rate.  Aircraft fuel and taxes decreased 31.9% ($305 million) due to a 24.3% decrease in the average fuel cost per gallon, including a $23 million gain from hedging transactions, and 12.6% fewer gallons consumed as a result of fewer ASMs and use of more fuel efficient aircraft.  Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased 26.0% ($147 million) due to lower revenues system wide and, in particular, in the Pacific where commission rates are higher.  Aircraft maintenance materials and repairs decreased 22.1% ($84 million) as a result of a lower repair volume in 2002 due to retirements and removal from service of older aircraft as well as higher third-party engine and airframe repairs in 2001.  Depreciation and amortization increased 3.1% ($8 million) due to additional owned aircraft partially offset by the elimination of international route amortization.  Other expenses declined 9.5% ($89 million) largely due to decreased personnel expenses and a reduced level of passenger food service, partially offset by higher insurance costs.

Other Income and Expense.  Other non–operating expense increased 72.0% ($67 million) primarily due to higher interest expense related to increased debt levels and lower interest income as a result of lower interest rates.  A $27 million gain from the sale of the Company’s remaining shares of Continental recorded in 2001 was offset by higher earnings from affiliates and a gain from a litigation settlement in 2002.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash, cash equivalents and restricted short-term investments of $2.81 billion.  This amount includes $88 million of restricted short-term investments, resulting in total liquidity of $2.72 billion.

Net cash provided by operating activities for the six months ended June 30, 2002 was $110 million, a $149 million decrease from the $259 million cash provided by operating activities for the six months ended June 30, 2001.  The decrease in cash provided by operating activities is due primarily to the payment of aviation taxes deferred for the period of September 11, 2001 through January 15, 2002 and other changes in working capital.

Investing activities in the six months ended June 30, 2002 consisted primarily of the purchase of 11 Airbus A319 aircraft, two Boeing 747-400 aircraft, two Boeing 757-200 aircraft and one Airbus A320 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits.  Investing activities in the six months ended June 30, 2001 consisted primarily of the January sale of 6.7 million shares of Continental Class A Common Stock held by the Company for $450 million and the subsequent sale of the remaining shares of Continental Class B Common Stock held by the Company for $132 million, partially offset by the purchase of eight Airbus A319 aircraft, one Boeing 757-200 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits.

Financing activities in the six months ended June 30, 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of 11 Airbus A319 aircraft, one Boeing 747-400 aircraft and one Airbus A320 aircraft with escrowed funds from pass-through certificate offerings issued in 2001, financing of two Boeing 757-200 aircraft with long-term bank debt, the sale and leaseback of one Boeing 747-400, and the payment of debt and capital lease obligations.  Financing activities in the six months ended June 30, 2001 consisted primarily of the Company’s draw in March, and subsequent repayment in May, of $1.10 billion under its credit facilities, the issuance of $300 million of 8.875% unsecured notes due 2006, the financing of eight Airbus A319 aircraft, seven of which were financed with escrowed funds from pass-through certificate offerings and one with long-term bank debt, and the payment of debt and capital lease obligations.  At June 30, 2002, $348 million of unused pass-through trust certificate proceeds were held in escrow to finance a portion of the aircraft scheduled for delivery in the remainder of 2002, and is not included in the Company’s debt or cash balances.

In addition to the purchased aircraft discussed above, the Company took delivery of seven Bombardier CRJ aircraft during the six months ended June 30, 2002.  These aircraft were financed with long-term operating leases and subsequently subleased to Pinnacle Airlines.

In August 2002, the Company completed an offering of $749 million of pass-through trust certificates to finance or refinance the acquisition of 11 new Airbus A319 aircraft, six new Boeing 757-300 aircraft and three new Airbus A330 aircraft scheduled to be delivered between October 2002 and December 2003.  The cash proceeds from the issuance of certificates are invested and held in escrow with a depositary bank and enable the Company to finance the acquisition of these aircraft through secured debt financing or leveraged leases.  If leveraged leases are obtained for certain of these aircraft, under which the aircraft may be sold and leased back to Northwest, the debt underlying pass-through certificates will not be direct obligations of the Company or Northwest.

The current aircraft delivery schedule provides for the acquisition of 84 aircraft over the next five years.  See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

As of June 30, 2002, the Company had a $51 million receivable from the U.S. Government related to a grant under the Air Transportation Safety and System Stabilization Act.  The Company has filed its final application and has had discussions with representatives of the Department Of Transportation.  The Company is awaiting the results of those discussions.

Other Information

Labor Agreements. Approximately 91% of the Company’s employees are members of collective bargaining units.  At June 30, 2002, all of the Company’s union workers were under contract.

The Company’s collective bargaining agreement with the Air Line Pilots Association (“ALPA”) becomes amendable on September 13, 2003 after ALPA ratified a one year extension of their current collective bargaining agreement on June 4, 2002.  The agreement includes a pay increase of 4.5 percent on September 13, 2002 and a second pay increase of 5.5 percent on September 12, 2003.  The Company and ALPA also agreed to begin contract talks in January 2003, with the mutual goal of achieving a new agreement by September 13, 2003.

Aircraft Fuel. The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages a portion of the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements.  As of June 30, 2002, the Company has recorded $8 million of unrealized gains (net of $5 million of hedging ineffectiveness) in accumulated other comprehensive income (loss) as a result of fuel hedge contracts, which if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized.  As of June 30, 2002, the Company has hedged the price of approximately 49% of its remaining 2002 fuel requirements.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  The Company’s effective average yen per U.S. dollar exchange rate, including hedge activity for the three months ended June 30, 2002 and 2001, was 116 and 102, respectively.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  As of June 30, 2002, the Company has recorded $10 million of unrealized gains in accumulated other comprehensive income (loss) associated with forward contracts purchased to hedge a portion of its 2002 yen-denominated sales.  Hedging gains or losses are recorded in revenue when transportation is provided.  During the three months ended June 30, 2002, the Company realized pre-tax gains of $8 million associated with forward contracts purchased to hedge its yen-denominated sales.  At June 30, 2002, the Company has hedged approximately 67% of its anticipated yen-denominated sales at an average rate of 113 yen per U.S. dollar for the remainder of 2002.  In July 2002, the Company has hedged approximately 40% of its anticipated yen-denominated sales for the third and fourth quarter of 2003 at an average rate of 114 yen per U.S. dollar.

Forward-Looking Statements. Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are based upon information available to the Company on the date hereof.  The Company through its management may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Any such statement is qualified by reference to the following cautionary statements.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy.  Such risks and uncertainties include, among others, the future level of air travel demand, the Company’s future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S.

and other regions of the world, the price and availability of jet fuel, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in Item 1. “Risk Factors Related to Northwest and NWA Corp.” and “Risk Factors Related to the Airline Industry” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, could cause the Company’s results to differ from results that have been or may be projected by or on behalf of the Company.  The Company cautions that the foregoing list of important factors is not inclusive.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These statements deal with the Company’s expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company’s expectations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is provided under the captions “Aircraft Fuel” and “Foreign Currency” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” within the Company’s Annual Report on Form 10-K for 2001.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2001.  In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 3, 2002.  The stockholders of the Company voted on three items at the Annual Meeting.  The first was a proposal to elect eleven Common Stock directors, each to serve until the next annual meeting of stockholders.  Votes were cast by the holders of the Common Stock as follows:

Nominee	Votes For	Votes Withheld
Richard H. Anderson	80,174,469	4,734,827
Richard C. Blum	75,297,509	9,611,787
Alfred A. Checchi	74,542,288	10,367,008
Doris K. Goodwin	83,989,495	919,801
Dennis F. Hightower	84,079,450	829,846
Frederic V. Malek	75,275,810	9,633,486
Walter F. Mondale	83,074,466	1,834,830
V.A. Ravindran	84,088,911	820,385
Douglas M. Steenland	80,236,165	4,673,131
Leo M. van Wijk	75,338,453	9,570,843
Gary L. Wilson	83,904,263	1,005,033

The second item was the election by the holders of the outstanding Series C Preferred Stock of a slate of three Series C directors, Messrs. Benning, Kourpias and Ristow, each to serve until the next annual meeting of stockholders.  The Series C directors were elected by the following vote:

Votes in favor	4,823,768
Votes against	206
Abstentions	228

The third item was a stockholder proposal requesting that the Board of Directors redeem the Company’s poison pill and not issue a poison pill unless the issuance is voted on by the stockholders of the Company. The stockholder proposal was not approved by the stockholders.  The vote with respect to the proposal was as follows:

Votes in favor	38,485,376
Votes against	45,462,844
Abstentions	307,466
Broker non-votes	7,233,821

Item 6.    Exhibits

(a)	Exhibits:
	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of August 2002.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews Vice President - Accounting & Tax and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002