Form 10-Q
period 2002-09-30
NORTHWEST AIRLINES CORP
filed 2002-11-06
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

As of September 30, 2002, there were 85,783,403 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited, in millions except per share amounts)	2002	2001	2002	2001
Operating Revenues
Passenger	$2,227	$2,243	$6,097	$6,782
Cargo	180	177	504	544
Other	157	174	549	594
Total operating revenues	2,564	2,594	7,150	7,920

Operating Expenses
Salaries, wages and benefits	977	1,024	2,837	3,046
Aircraft fuel and taxes	395	454	1,046	1,410
Selling and marketing	211	260	629	825
Aircraft maintenance materials and repairs	139	156	435	536
Depreciation and amortization	133	172	399	430
Other rentals and landing fees	162	136	426	400
Aircraft rentals	116	113	345	333
Other	423	434	1,267	1,367
Total operating expenses	2,556	2,749	7,384	8,347

Operating Income (Loss)	8	(155)	(234)	(427)

Other Income (Expense)
Airline Stabilization Act funds	—	249	—	249
Interest expense, net	(99)	(89)	(293)	(246)
Interest of mandatorily redeemable preferred security holder	(7)	(6)	(19)	(19)
Investment income	12	15	35	52
Foreign currency gain (loss)	1	(6)	(10)	(6)
Other	12	17	46	57
Total other income (expense)	(81)	180	(241)	87

Income (Loss) Before Income Taxes	(73)	25	(475)	(340)

Income tax expense (benefit)	(27)	6	(165)	(133)

Net Income (Loss)	$(46)	$19	$(310)	$(207)

Earnings (loss) per common share:
Basic	$(.55)	$.22	$(3.63)	$(2.47)

Diluted	$(.55)	$.20	$(3.63)	$(2.47)

Average shares used in computation:
Basic	86	85	86	84
Diluted	86	92	86	84

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in million)	September 30 2002	December 31 2001

Assets

Current Assets
Cash and cash equivalents	$2,426	$2,512
Restricted short-term investments	116	100
Accounts receivable, net	470	512
Flight equipment spare parts, net	259	273
Prepaid expenses and other	426	393
Total current assets	3,697	3,790

Property and Equipment, net
Flight equipment, net	5,806	5,034
Other property and equipment, net	1,050	1,032
Total property and equipment, net	6,856	6,066

Flight Equipment Under Capital Leases, net	451	543

Other Assets
Intangible pension asset	943	943
International routes, net	634	634
Investments in affiliated companies	250	213
Other	762	766
Total other assets	2,589	2,556
Total Assets	$13,593	$12,955

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,387	$1,275
Accounts payable and other liabilities	2,467	2,455
Current maturities of long-term debt and capital lease obligations	369	416
Total current liabilities	4,223	4,146

Long-Term Debt	5,901	4,828

Long-Term Obligations Under Capital Leases	407	393

Deferred Credits and Other Liabilities
Pension and postretirement benefits	1,635	1,749
Deferred income taxes	852	1,005
Other	558	546
Total deferred credits and other liabilities	3,045	3,300

Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	529	492

Redeemable Preferred Stock	226	227

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,455	1,451
Accumulated deficit	(829)	(518)
Accumulated other comprehensive income (loss)	(310)	(305)
Treasury stock	(1,055)	(1,060)
Total common stockholders’ equity (deficit)	(738)	(431)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,593	$12,955

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Unaudited, in millions)	2002	2001

Net Cash (Used in) Provided by Operating Activities	$(39)	$657

Cash Flows From Investing Activities
Capital expenditures	(1,185)	(1,014)
Net (increase) decrease in short-term investments	23	(56)
Proceeds from sale of investment in Continental Airlines, Inc.	—	582
Other, net	(22)	9
Net cash used in investing activities	(1,184)	(479)

Cash Flows From Financing Activities
Proceeds from issuance of short-term borrowings and long-term debt	1,289	3,160
Proceeds from sale and leaseback transactions	136	84
Payments of long-term debt and capital lease obligations	(245)	(159)
Payment of short-term borrowings	(1)	(1,107)
Other, net	(42)	(35)
Net cash provided by financing activities	1,137	1,943

Increase (Decrease) in Cash and Cash Equivalents	(86)	2,121
Cash and cash equivalents at beginning of period	2,512	693
Cash and cash equivalents at end of period	$2,426	$2,814

Available to be borrowed under credit facilities	$1	$2

Supplemental Cash Flow Information:
Interest paid	$273	$197
Income taxes (refunded) paid	(123)	30

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft predelivery deposits	$(14)	$(15)

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                           The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K for 2001.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The Company maintains a Web site at http://www.nwa.com.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other information about the Company are available free of charge through this Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

On March 9, 2002, Congress passed, and the President signed into law, the Job Creation and Worker Assistance Act of 2002 (“the Act”) which provides, in part, an extension of the period for the carryback of net operating losses (“NOLs”) arising in 2001 and 2002 from two years to five years.  The Act also allows the full amount of alternative minimum tax NOLs arising in, or carried forward to, 2001 and 2002 to be used to reduce the taxpayer’s alternative minimum taxable income.  These changes will allow the Company to claim a federal income tax refund of approximately $217 million related to the carryback of its 2002 NOL.

The extended NOL carryback period will result in the displacement of $13 million of foreign tax credits taken in prior years.  Some of these credits are now expected to expire before being utilized by the Company.

3.                           As of September 30, 2002, maturities of long-term debt through December 31, 2006 are as follows (in millions):

2002	$53
2003	250
2004	587
2005	1,401
2006	531

The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.

As of September 30, 2002, the Company’s secured credit facilities consisted of a $725 million revolving credit facility, ($12 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility which was renewed in October 2002 and is renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005.  This credit agreement is secured by the Company’s Pacific route system and certain aircraft.  On June 28, 2002, Standard & Poor’s downgraded the rating on the Company’s secured credit facilities to BB- from BB.  With the change in credit rating, borrowings under these secured credit facilities increased 0.5% and currently bear interest at a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.5% (4.3% at September 30, 2002).

4.                           The Company is managed as one cohesive business unit, from which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Domestic	$1,641	$1,677	$4,836	$5,332
Pacific, principally Japan	595	629	1,513	1,745
Atlantic	328	288	801	843
Total operating revenues	$2,564	$2,594	$7,150	$7,920

5.                           Northwest operated a fleet of 435 aircraft at September 30, 2002, consisting of 367 narrow-body and 68 wide-body aircraft.  The composition of the fleet accommodates both the Company’s domestic hub-and-spoke system and its international routes.  As of September 30, 2002, the Company operated the following aircraft:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total	Aircraft on Firm Order (1)

Passenger Aircraft
Airbus:
A319	124	38	—	12	50	28
A320	148	41	4	31	76	8
A330	303	—	—	—	—	24	(2)

Boeing:
727	149	9	—	4	13	—
757-200	180-184	23	14	19	56	—
757-300	224	3	—	—	3	13
747	349-420	15	2	17	34	—

McDonnell Douglas:
DC9	78-125	156	—	13	169	—
DC10	273-290	13	—	9	22	—
		298	20	105	423	73
Freighter Aircraft
Boeing 747F		5	—	7	12	—
Total		303	20	112	435	73

(1)               The Company has the right to defer the scheduled delivery of certain aircraft listed above.

(2)               The Company has the right to cancel eight of the Airbus A330 aircraft orders.

As of September 30, 2002, the following aircraft were operated by Northwest Airlink carriers:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total	Aircraft on Firm Order

Regional Aircraft
AVRO RJ85	69	11	—	25	36	—
CRJ-200/440	44-50	—	—	43	43	86	(1)
SAAB 340	30-34	—	—	89	89	—
Total		11	—	157	169	86

(1)

These aircraft will be leased or subleased to and operated by Northwest Airlink carriers, and the Company has the option to finance these aircraft through long-term operating leases from the manufacturer.  The Company has the right to defer the scheduled delivery of certain of these aircraft.

Committed expenditures for the aircraft on firm order listed above, including CRJ aircraft, and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $635 million for the remainder of 2002, $1.83 billion in 2003, $1.67 billion in 2004, $1.43 billion in 2005, $209 million in 2006 and $33 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and leveraged lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order.

The Company is in the process of replacing its DC10-40 aircraft with Boeing 757-200/300 aircraft purchased or on order.  The Company also plans to replace existing Boeing 727 aircraft in service with Airbus A319/A320 aircraft purchased or on order, with all Boeing 727 aircraft to be removed from regularly scheduled service by the end of January 2003.  As of September 30, 2002, 13 Boeing 727 aircraft and one DC10-40 aircraft remained in service.  The Company continues to evaluate long-lived assets for potential impairment in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and has previously made the necessary changes to the lives and asset values of the DC10-40 and Boeing 727 aircraft to be retired.

6.                           The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Numerator:
Net income (loss) (in millions)	$(46)	$19	$(310)	$(207)

Denominator:
Weighted-average shares outstanding for basic earnings per share	85,713,993	84,503,281	85,613,322	84,112,042

Effect of dilutive securities:
Series C Preferred Stock	—	6,644,434	—	—
Shares held in non-qualified rabbi trusts	—	769,178	—	—
Employee stock options and unvested restricted shares	—	265,726	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	85,713,993	92,182,619	85,613,322	84,112,042

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	6,658,388	—	7,058,507	8,081,052

7.                           Comprehensive loss was $29 million and $30 million for the three months ended September 30, 2002 and 2001, respectively, and $315 million and $264 million for the nine months ended September 30, 2002 and 2001, respectively.  Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss).

8.                           During June 2002, a Receivables Purchase Agreement (the “Agreement”) was executed by Northwest, NWA Funding II, LLC (“NWA Funding”), a wholly-owned, non-consolidated subsidiary of the Company, and a third party purchaser (the “Purchaser”).  The agreement is a one-year, $100 million revolving receivables purchase facility, renewable annually for five years at the option of the Purchaser, that allows Northwest to sell additional receivables to NWA Funding and NWA Funding to sell variable undivided interests in these receivables to the Purchaser.  NWA Funding pays a yield to the Purchaser equal to the rate on A1/F1 commercial paper plus a program fee.

In the second quarter of 2002, NWA Funding sold an initial undivided interest in such receivables to the Purchaser for $65 million, subject to specified collateral requirements.  The amount of loss recognized related to receivables securitized was not material.  In the third quarter of 2002, NWA Funding sold an additional $7 million of its undivided interest in the receivables, bringing the total amount to $72 million at September 30, 2002.  NWA Funding maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts.

The Agreement provides for early termination upon the occurrence of certain events including, among others, a strike event causing a significant schedule reduction for seven consecutive days, falling below a minimum liquidity requirement of $1.10 billion as of the last day of any fiscal quarter, or the Company not meeting minimum credit ratings (defined as any two of the following three events occurring: (i) S&P’s “Long Term Local Issuer Credit” rating below a B credit rating, (ii) Moody’s “Senior Implied” rating below a B2 credit rating, or (iii) Fitch’s “Senior Unsecured Debt” rating below a B credit rating).

9.                           As of  September 30, 2002, the Company had a $51 million receivable from the U.S. Government related to a grant under the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”).  The Company has filed its final application and is in discussions with representatives of the Department of Transportation (“DOT”).

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

The following table presents net income (loss) and earnings (loss) per share for comparable periods in 2001 adjusted for amortization of goodwill and indefinite lived intangible assets, which are not tax effected since these expenses were not deductible for tax purposes (in millions except per share amounts):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net income (loss):
Reported net income (loss)	$19	$(207)
Add back: Goodwill amortization (1)	—	1
Add back: International route amortization	6	18
Adjusted net income (loss)	$25	$(188)

Basic earnings (loss) per common share:
Reported earnings (loss) per common share	$.22	$(2.47)
Add back: Goodwill amortization (1)	—	.01
Add back: International route amortization	.07	.21
Adjusted earnings (loss) per common share	$.29	$(2.25)

Diluted earnings per common share: (2)
Reported net income	$.20
Add back: Goodwill amortization (1)	—
Add back: International route amortization	.06
Adjusted net income	$.26

(1)               Goodwill amortization was $182,391 and $547,174 for the three and nine months ended September 30, 2001.

(2)               For the nine months ended September 30, 2001, no incremental shares related to dilutive securities were used to calculate diluted earnings per share because of the anti-dilutive impact caused by inclusion of these securities.

11.                     The following tables present condensed consolidating financial information for: (i) Northwest, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp., and (iii) NWA Corp. on a consolidated basis.  The principal consolidating adjustment entries eliminate investments in subsidiaries and inter–company balances and transactions.

Condensed Consolidating Statements of Operations for the three months ended September 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Operating revenues	$2,463	$147	$(46)	$2,564
Operating expenses	2,461	137	(42)	2,556
Operating income (loss)	2	10	(4)	8
Other income (expense)	(95)	(129)	143	(81)
Income (loss) before income taxes	(93)	(119)	139	(73)
Income tax expense (benefit)	(32)	5	—	(27)
Net income (loss)	$(61)	$(124)	$139	$(46)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Operating revenues	$6,767	$542	$(159)	$7,150
Operating expenses	7,023	510	(149)	7,384
Operating income (loss)	(256)	32	(10)	(234)
Other income (expense)	(284)	(885)	928	(241)
Income (loss) before income taxes	(540)	(853)	918	(475)
Income tax expense (benefit)	(194)	29	—	(165)
Net income (loss)	$(346)	$(882)	$918	$(310)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Net cash flows from operating activities	$(198)	$159	$—	$(39)
Net cash flows from investing activities	(1,196)	20	(8)	(1,184)
Net cash flows from financing activities	1,285	(156)	8	1,137
Increase in cash and cash equivalents	(109)	23	—	(86)
Cash and cash equivalents at beginning of period	2,471	41	—	2,512
Cash and cash equivalents at end of period	$2,362	$64	$—	$2,426

Condensed Consolidating Balance Sheets as of September 30, 2002 (in millions):

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,462	$80	$—	$2,542
Accounts receivable, net	457	13	—	470
Other current assets	538	170	(23)	685
Total current assets	3,457	263	(23)	3,697

Property and Equipment, net	6,536	320	—	6,856
Flight Equipment Under Capital Leases, net	451	—	—	451
Other Assets	2,415	1,157	(983)	2,589
Total Assets	$12,859	$1,740	$(1,006)	$13,593

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Air traffic liability	$1,344	$52	$(9)	$1,387
Accounts payable and other liabilities	2,419	62	(14)	2,467
Current maturities of long-term debt and capital lease obligations	341	28	—	369
Total current liabilities	4,104	142	(23)	4,223

Long-Term Debt and Capital Lease Obligations	6,073	235	—	6,308
Pension and Postretirement Benefits	1,635	—	—	1,635
Deferred Income Taxes	—	852	—	852
Other Liabilities	586	7	(35)	558

Mandatorily Redeemable Preferred Security	529	—	—	529
Preferred Redeemable Stock	—	226	—	226

Common Stockholders’ Equity (Deficit)	(68)	278	(948)	(738)
Total Liabilities and Stockholders’ Equity (Deficit)	$12,859	$1,740	$(1,006)	$13,593

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the quarter ended September 30, 2002, the Company reported a net loss of $46 million and operating income of $8 million.  The net loss per common share was $0.55 compared with diluted earnings per common share of $0.20 for the third quarter of 2001. In the third quarter of 2001 the Company recorded net non-recurring pre-tax charges of $61 million related to the events of September 11, 2001.  These charges were comprised of fleet impairments for non-operating aircraft of $35 million and employee severance costs of $26 million.  The Company also recorded other income of $249 million related to financial assistance from the U.S. Government under the Airline Stabilization Act.  The quarter ended September 30, 2001 was adversely affected by the September 11, 2001 terrorist attacks and the significant decline in passenger traffic that followed.  These events must be considered when making year-over-year comparisons to measure the underlying operating and financial performance of the Company.

Northwest, together with the rest of the airline industry, continues to be impacted by the September 11, 2001 terrorist attacks. The Company continues to experience substantially reduced passenger revenue due to lower traffic and yields.  While traffic has increased somewhat since the events of  September 11, 2001, the level of business travel remains depressed, resulting in weak passenger revenue yields. Other factors contributing to the Company’s lower passenger revenues include industry capacity that exceeds the reduced level of demand (which has resulted in heavy fare discounting), U.S. Government imposed passenger security fees and the real and perceived impact on travel time and convenience related to heightened airport security measures.

Substantially all of the Company’s results of operations are attributable to Northwest.  The Company’s results of operations also include other subsidiaries, of which MLT Inc. (“MLT”) and Pinnacle Airlines, Inc. ("Pinnacle Airlines"), formerly Express Airlines I, Inc., are the most significant.  The following discussion pertains primarily to Northwest and, where indicated, MLT and Pinnacle Airlines.  The Company’s results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions.  The Company’s second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

Information with respect to the Company’s operating statistics follows (1):

	Three months ended September 30		% Chg.		Nine months ended September 30		% Chg.
	2002	2001			2002	2001
Scheduled service:
Available seat miles (ASM) (millions)	25,055	26,018	(3.7)		70,354	77,238	(8.9)
Revenue passenger miles (millions)	19,752	19,731	0.1		54,870	58,444	(6.1)
Passenger load factor (percent)	78.8	75.8	3.0	pts.	78.0	75.7	2.3	pts
Revenue passengers (thousands)	14,365	14,296	0.5		39,891	42,708	(6.6)
Yield per revenue passenger mile (cents)	10.93	11.09	(1.4)		10.75	11.36	(5.4)
Passenger revenue per scheduled ASM (cents)	8.61	8.41	2.4		8.39	8.60	(2.4)

Operating revenue per total ASM (cents) (2)	9.40	9.18	2.4		9.17	9.39	(2.3)
Operating expense per total ASM (cents) (2)	9.24	9.45	(2.2)		9.40	9.65	(2.6)
Operating expense per total ASM, fuel neutral (cents) (2)	9.38	9.45	(0.7)		9.70	9.65	0.5

Cargo ton miles (millions)	555	534	3.9		1,606	1,642	(2.2)
Cargo revenue per ton mile (cents)	32.43	33.11	(2.1)		31.39	33.10	(5.2)

Fuel gallons consumed (millions)	508	539	(5.8)		1,432	1,596	(10.3)
Average fuel cost per gallon, excluding fuel tax (cents)	71.35	78.85	(9.5)		66.59	82.62	(19.4)

Number of operating aircraft at end of period					435	427	1.9
Full-time equivalent employees at end of period					45,466	48,166	(5.6)

(1)          All statistics exclude Pinnacle Airlines, a wholly-owned Northwest Airlink regional carrier, which is consistent with how the Company reports statistics to the DOT and is comparable to statistics reported by other major network airlines.

(2)          Excludes the estimated revenues and expenses associated with the operation of Northwest’s fleet of Boeing 747 freighter aircraft, MLT (a subsidiary of Northwest) and gain/loss on disposal of assets.  The nine months ended September 30, 2001 also excludes the provision for AMFA retroactive pay and benefits.

Results of Operations—Three months ended September 30, 2002 and 2001

Operating Revenues.  Operating revenues decreased 1.2% ($30 million).  System passenger revenues decreased 1.4% ($31 million), excluding Pinnacle Airlines.  The decrease in system passenger revenues was primarily attributable to a 3.7% decrease in scheduled service ASMs, which was partially offset by a 2.4% increase in passenger revenues per ASM (“RASM”).  System passenger load factor increased 3.0 points to 78.8% for the three months ended September 30, 2002.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 28.0% ($15 million) to $69 million due to increased capacity from 18 Bombardier CRJ aircraft added since September 30, 2001 and higher rates under a new airline services agreement with Northwest that became effective March 1, 2002.

The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$2,158		$1,389		$476		$293

Increase (Decrease) from 2001:
Passenger revenues (in millions)	(31)		(18)		(38)		25
Percent	(1.4)%		(1.3)%		(7.4)%		9.3%

Scheduled service ASMs (capacity)	(3.7)%		(2.3)%		(7.5)%		(2.4)%
Passenger load factor	3.0	pts.	2.4	pts.	4.2	pts.	4.0	pts.
Yield	(1.4)%		(2.1)%		(4.7)%		6.5%
Passenger RASM	2.4%		1.2%		0.1%		12.0%

Domestic passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Northwest continued to experience a weakened yield environment resulting from the decline in business travelers and industry fare discounting.

Pacific passenger revenues decreased primarily due to lower capacity and yields, partially offset by higher load factors.  The average yen per U.S. dollar exchange rates for the three months ended September 30, 2002 and 2001 were 119 and 121, respectively, a 1.4% strengthening in the buying power of the yen from the prior year.

Atlantic passenger revenues increased primarily due to higher yields and passenger load factor.  Capacity continues to be lower due to the weakened U.S. and international economies.

Cargo revenues increased 1.7% ($3 million) to $180 million primarily due to a 3.9% increase in cargo ton miles flown, partially offset by lower mail volume resulting from U.S. Government restrictions on transportation of packages larger than 16 ounces on passenger aircraft.  Other revenues decreased 9.8% ($17 million) due primarily to reduced charter revenues, ticket and handling fees and MLT, partially offset by increased revenue from KLM joint venture settlements.

Operating Expenses.  Operating expenses decreased 7.0% ($193 million).  Operating capacity was reduced 3.8% to 25.08 billion total service ASMs due to the continued lower demand environment.  Operating expense per total ASM decreased 2.2%.

Salaries, wages and benefits decreased 4.6% ($47 million) due to an 9.1% decrease in average full-time equivalent employees and severance costs recorded in the third quarter of 2001 partially offset by annual wage rate increases and higher pension expenses resulting from a lower actuarial discount rate.  Aircraft fuel and taxes decreased 13.0% ($59 million) due to a 9.5% decrease in average fuel cost per gallon, including an $18 million gain from hedging transactions, and 5.8% fewer gallons consumed as a result of fewer ASMs and the use of more fuel efficient aircraft.  Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased 18.8% ($49 million) primarily driven by elimination of North America base commissions and lower revenues system wide.  Aircraft maintenance materials and repairs decreased 10.9% ($17 million) as a result of a lower repair volume in 2002 due to retirements and removal from service of older aircraft.  Depreciation and amortization decreased 22.7% ($39 million) due to a third quarter 2001 charge of $35 million related to reductions in the estimated market value of non-operating aircraft and elimination of international route amortization, partially offset by additional owned aircraft.  Other rentals and landing fees increased 19.1% ($26 million) due primarily to reduced industry capacity and increased costs at the Company’s hub airports.  Other expenses declined 2.5% ($11 million) largely due to decreased personnel expenses, a reduced level of passenger food service, and MLT, partially offset by higher insurance costs.

Other Income and Expense.  Other non-operating income decreased by $261 million, primarily due to $249 million recognized in the third quarter of 2001 under the Airline Stabilization Act, higher interest expense related to increased debt levels, and lower interest income as a result of lower interest rates.

Results of Operations—Nine months ended September 30, 2002 and 2001

Operating Revenues.  Operating revenues decreased 9.7% ($770 million).  System passenger revenues decreased 11.1% ($739 million), excluding Pinnacle Airlines.  The decrease in system passenger revenues was primarily attributable to an 8.9% decrease in scheduled service ASMs and a 2.4% decrease in RASM.  System passenger load factor increased 2.3 points to 78.0% for the nine months ended September 30, 2002.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 37.8% ($54 million) to $198 million due to increased capacity from 18 Bombardier CRJ aircraft added since September 30, 2001, and higher rates under a new airline services agreement with Northwest that became effective March 1, 2002.

The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$5,899		$4,002		$1,184		$713

Increase (Decrease) from 2001:
Passenger revenues (in millions)	(739)		(497)		(208)		(34)
Percent	(11.1)%		(11.1)%		(14.9)%		(4.5)%

Scheduled service ASMs (capacity)	(8.9)%		(7.4)%		(12.3)%		(8.9)%
Passenger load factor	2.3	pts.	1.9	pts.	2.9	pts.	3.7	pts.
Yield	(5.4)%		(6.5)%		(6.3)%		0.1%
Passenger RASM	(2.4)%		(3.9)%		(3.0)%		4.6%

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

Pacific passenger revenues decreased primarily due to lower capacity and yields, partially offset by a higher passenger load factor.  Capacity was reduced as a result of the September 11, 2001 terrorist attacks and yields were lower due to the weakness in the Asian economy and the weak yen.  The average yen per U.S. dollar exchange rates for the nine months ended September 30, 2002 and 2001 were 127 and 121, respectively, a 5.2% weakening in the buying power of the yen from the prior year.

Atlantic passenger revenues decreased primarily due to lower capacity, partially offset by a 3.7 point higher passenger load factor.  Capacity was reduced as a result of the September 11, 2001 terrorist attacks and weakened U.S. and international economies.

Cargo revenues decreased 7.4% ($40 million) to $504 million due to a 5.2% decrease in cargo revenue per ton mile and 2.2% fewer cargo ton miles, resulting from reduced U.S. demand for Asian goods, the weakened yen exchange rate and lower mail volume due to U.S. Government restrictions on transportation of packages larger than 16 ounces.  Other revenues decreased 7.6% ($45 million) due primarily to reduced revenues from MLT, KLM joint venture settlements, ticketing and handling fees and support services, partially offset by an increase in frequent flyer program partnership revenue.

Operating Expenses.  Operating expenses decreased 11.5% ($963 million).  Operating capacity was reduced 8.9% to 70.48 billion total service ASMs due primarily to the September 11, 2001 terrorist attacks and the weakened economy.  Operating expense per total ASM decreased 2.6%, excluding the $94 million provision for AMFA retroactive pay and benefits in 2001.

Salaries, wages and benefits decreased 6.9% ($209 million) due to a decrease in average full-time equivalent employees of 13.0% and a 2001 provision for retroactive wages and benefits related to the AMFA collective bargaining agreement.  This decline was partially offset by higher wages and higher pension expenses resulting from the new AMFA contract and a lower actuarial discount rate.  Aircraft fuel and taxes decreased 25.8% ($364 million) due to a 19.4% decrease in the average fuel cost per gallon, including a $42 million gain from hedging transactions, and 10.3% fewer gallons consumed as a result of a lower level of operations and use of more fuel efficient aircraft.  Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased 23.8% ($196 million) due to the elimination of North America base commissions in the second quarter 2002 and lower revenues system wide.  Aircraft maintenance materials and repairs decreased 18.8% ($101 million) as a result of a lower repair volume in 2002 due to retirements and removal from service of older aircraft, as well as higher third-party engine and airframe repairs in 2001.  Depreciation and amortization decreased 7.2% ($31 million) due to a third quarter 2001 charge of $35 million related to reductions in the estimated market value of non-operating aircraft and elimination of international route amortization, partially offset by additional owned aircraft.  Other rentals and landing fees increased 6.5% ($26 million) primarily due to reduced industry capacity and increased costs at the Company's hub airports.  Other expenses declined 7.3% ($100 million) largely due to decreased personnel expenses and a reduced level of passenger food service, supplies and claims, partially offset by higher insurance costs.

Other Income and Expense.  Other non-operating income decreased by $328 primarily due to $249 million recognized in the third quarter of 2001 under the Airline Stabilization Act, higher interest expense related to increased debt levels, and lower interest income as a result of lower interest rates.  A $27 million gain from the sale of the Company’s remaining shares of Continental recorded in 2001 was partially offset by higher earnings from affiliates and again from a litigation settlement in 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash, cash equivalents and restricted short-term investments of $2.54 billion.  This amount includes $116 million of restricted short-term investments, resulting in total liquidity of $2.43 billion.

Net cash used in operating activities for the nine months ended September 30, 2002 was $39 million, a $696 million decrease from the $657 million cash provided by operating activities for the nine months ended September 30, 2001.  This decline is due primarily to Airline Stabilization Act funds received in the third quarter 2001 and changes in working capital, the latter largely representing remittance of transportation taxes in January that had been delayed from the fourth quarter, 2001.

Investing activities in the nine months ended September 30, 2002 consisted primarily of the purchase of 17 Airbus A319 aircraft, two Boeing 747-400 aircraft, three Boeing 757-200 aircraft, three Boeing 757-300 aircraft and two Airbus A320 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits.  Investing activities in the nine months ended September 30, 2001 consisted primarily of the January sale of 6.7 million shares of Continental Class A Common Stock held by the Company for $450 million and the subsequent sale of the remaining shares of Continental Class B Common Stock held by the Company for $132 million, partially offset by the purchase of 13 Airbus A319 aircraft, four Boeing 757-200 aircraft, one Airbus A320 aircraft, costs to commission aircraft before entering revenue service, aircraft modifications and aircraft deposits.

Financing activities in the nine months ended September 30, 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of: (i) 16 Airbus A319 aircraft, one Boeing 747-400 aircraft,  two Airbus A320 aircraft and two Boeing 757-300 aircraft with escrowed funds from pass-through certificate offerings issued in 2001, (ii) three Boeing 757-200 aircraft, one Boeing 757-300 aircraft and one Airbus A319 aircraft with long-term bank debt, (iii) the sale and leaseback of one Boeing 747-400, (iv) refinancing of one Boeing 747-400 aircraft purchased off lease, and the payment of debt and capital lease obligations.  Financing activities in the nine months ended September 30, 2001 consisted primarily of the Company’s draw in March, and subsequent repayment in May, of $1.10 billion under its credit facilities, the draw on September 11, 2001 of $1.12 billion under its credit facilities, the issuance of $300 million of 8.875% unsecured notes due 2006, the financing of: (i) 13 Airbus A319 aircraft, seven of which were financed with funds from pass-through certificate offerings and six with long-term bank debt; (ii) four Boeing 757-200 aircraft with long-term bank debt; (iii) one Airbus A320 aircraft with long-term bank debt; and (iv) the payment of debt and capital lease obligations.

In addition to the purchased aircraft discussed above, the Company took delivery of 13 Bombardier CRJ aircraft during the nine months ended September 30, 2002.  These aircraft were financed with long-term operating leases and subsequently subleased to Pinnacle Airlines.

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

At September 30, 2002, $845 million of unused pass-through trust certificate proceeds were held in escrow to finance a portion of the aircraft scheduled for delivery in the remainder of 2002 and 2003, and were not included in the Company’s debt or cash balances.

The current aircraft delivery schedule provides for the acquisition of 73 aircraft over the next five years.  See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of aircraft capital commitments.

At September 30, 2002, the Company’s Standard & Poor’s corporate credit rating and its senior unsecured credit rating was BB- and B, respectively; its Moody’s Investor Services senior implied rating and senior unsecured rating was B1 and B2, respectively; and its Fitch Ratings senior unsecured credit rating was B+.

The lowering of the Company’s credit ratings could make it more difficult to issue debt, to renew outstanding letters of credit which back certain obligations and to obtain certain financial instruments used in its fuel hedging program, as well as potentially increase the cost of these transactions.  For information regarding the lowering of the Company’s credit rating on its secured credit facilities on June 28, 2002, see Note 3 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.  For information regarding the Receivables Purchase Agreement and credit rating requirements of this agreement, see Note 8 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

In the second quarter of 2002, the Company completed a long-term airport bond financing of $8.5 million related to airport improvements at the McGhee-Tyson Airport in Alcoa, Tennessee.  This financing is for a period of 30 years at a fixed rate of 8.0% and will be recorded as other property and equipment and long-term obligations under capital leases when the funds are drawn for construction purposes.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for 2001.  The following discussion represents only significant updates to the Company’s Critical Accounting Policies as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Annual Report on Form 10-K for 2001.

Pension Liability and Expense.  The Company expects to record a non-cash charge as of December 31, 2002, relating to the defined benefit pension plans (“Pension Plans”) that the Company sponsors for eligible employees.  The Company estimates that, depending on plan asset returns and discount rates at year-end, its non-cash charge to equity could be in excess of $700 million.  This charge to stockholders’ equity, which the Company will record in accordance with SFAS No. 87, Employers’ Accounting for Pensions, will not affect the Company’s current earnings or financial covenants in any of its credit agreements.  The Company also anticipates that its 2003 pension expense will be approximately $100 million higher than the estimated 2002 expense of $280 million.

The Company’s funding obligations under the Pension Plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Pension Plan funding requirements are dependent upon various factors such as interest rate levels, asset returns, regulatory requirements for funding purposes, and changes to pension plan benefits.  Depending on these factors, the Company’s 2003 pension contributions associated with the 2003 plan year could total in excess of $400 million.  The Company also has $223 million of mandatory contributions related to the 2002 plan year remaining to be paid.  On November 5, 2002, the Company submitted an application to the Internal Revenue Service for authorization to reschedule 2003 plan year contributions required under the Pension Plans for contract and salaried employees.  The Company has also submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines, Inc. to the Pension Plans.

Other Information

Labor Agreements.  Approximately 91% of the Company’s employees are members of collective bargaining units.  At  September 30, 2002, all of the Company’s union workers were under contract.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages a portion of the price risk of fuel costs primarily utilizing futures contracts traded on regulated exchanges and fuel swap agreements.  As of  September 30, 2002, the Company has recorded $22 million of unrealized gains (net of $7 million of hedging ineffectiveness recorded in fuel expense for the nine months ended September 30, 2002) in accumulated other comprehensive income (loss) as a result of fuel hedge contracts.  Such gains, if realized, will be recorded as a reduction to fuel expense when the related fuel inventory is utilized.  As of  September 30, 2002, the Company has hedged the price of approximately 49% of its remaining 2002 fuel requirements.

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  The Company’s average yen per U.S. dollar exchange rate, including hedge activity for the three months ended September 30, 2002 and 2001, was 114 and 100, respectively.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  As of  September 30, 2002, the Company has recorded $11 million of unrealized gains in accumulated other comprehensive income (loss) associated with forward contracts purchased to hedge a portion of its 2002 yen-denominated sales.  Hedging gains or losses are recorded in revenue when transportation is provided.  During the three months ended September 30, 2002, the Company realized pre-tax gains of $7 million associated with forward contracts purchased to hedge its yen-denominated sales.  At September 30, 2002, the Company has hedged approximately 63% of its anticipated yen-denominated sales at an average rate of 113 yen per U.S. dollar for the remainder of 2002.  At September 30, 2002, the Company has hedged approximately 40% of its anticipated yen-denominated sales for the third and fourth quarters of 2003 at an average rate of 114 yen per U.S. dollar.

War Risk Insurance Coverage.  As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage).  At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.  Pursuant to authority granted in the Airline Stabilization Act, the U.S. Government has provided the Company and other U.S. airlines with excess war-risk coverage until December 15, 2002.  While the U.S. Government has, in the past, extended the deadline for when it will stop providing excess war risk coverage, the Company cannot assure that any extension will occur, or if it does, how long the extension will last.  It is expected that, should the U.S. Government stop providing excess war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the U.S. Government.  Significant increases in insurance premiums could negatively impact the financial condition and results of operations of the Company.

New Accounting Standards.  In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Disposal or Exit Activities.  SFAS No. 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan.  The Company will adopt SFAS No. 146 on January 1, 2003.  This new statement will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

Alliances.  In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental Airlines and Delta Air Lines designed to connect the three carriers’ domestic and international networks that provides for code sharing, frequent flyer program reciprocity and a reciprocal airport lounge program.  The proposed agreement is now being reviewed by the DOT as well as the Northwest and Delta pilot unions.  The Company expects final approvals in the near future.

Facilities Consolidation.  On October 15, 2002, the Company announced that it will close its Atlanta aircraft maintenance facility and its reservations center in Long Beach, California.  Maintenance activity currently performed at the Atlanta facility will be transferred to the Company’s facilities in Minneapolis and Duluth over the next three months. Most of the 1,450 employees at the Atlanta maintenance facility will be eligible for transfer to other Northwest facilities.  The Long Beach reservations center will close in December of this year.  The approximately 250 Long Beach reservationists also will be eligible to transfer to the airline’s six other reservations facilities, which will handle calls previously routed to Long Beach.  In addition, Northwest will close three city ticket offices.  As the result of these actions, approximately 100 management positions will be eliminated in Atlanta and Long Beach.

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

It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy.  Such risks and uncertainties include, among others, the future level of air travel demand, the Company’s future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, the possibility of war with Iraq, the possibility of additional terrorist attacks or the fear of such attacks, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in Item 1. “Risk Factors Related to Northwest and NWA Corp.” and “Risk Factors Related to the Airline Industry” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is provided under the captions “Aircraft Fuel” and “Foreign Currency” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” within the Company’s Annual Report on Form 10-K for 2001.

Item 4.  Controls and Procedures

As of November 4, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 4, 2002.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2001.

Hall v. United Air Lines, et al. On May 14th, 2002, the U.S. District Court granted Plaintiffs’ uncontested motion to amend the complaint to include allegations involving commission actions in August 2001 and March, 2002.  On September 17, 2002, the Court granted Plaintiffs’ class certification motion.  The class is defined as all travel agents in the U.S., Puerto Rico, and the U.S. Virgin Islands who issued tickets, miscellaneous change orders or prepaid ticket advices for travel on any of the defendant airlines between October 1, 1997 and the present.

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
10.1

Third Amendment dated as of September 9, 2002 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

10.2

Corrected Schedule I and Schedule II to Aircraft Mortgage and Security Agreement included in Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 (filed in substitution).

	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
Form 8-K dated August 5, 2002
Form 8-K dated August 9, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of November 2002.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President - Accounting & Tax and Chief Accounting Officer (principal accounting officer)

CERTIFICATIONS

I, Richard H. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northwest Airlines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

I, Bernard L. Han, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northwest Airlines Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Bernard L. Han

Bernard L. Han
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Third Amendment dated as of September 9, 2002 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

10.2

Corrected Schedule I and Schedule II to Aircraft Mortgage and Security Agreement included in Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 (filed in substitution).

12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002