Form 10-K
period 2002-12-31
NORTHWEST AIRLINES CORP
filed 2003-03-20
CIK 1058033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Registrant's telephone number, including area code (612) 726-2111

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003 was $435 million.

        As of February 28, 2003, there were 85,833,408 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2003.

PART I

Item 1.    BUSINESS

        Northwest Airlines Corporation ("NWA Corp." and, together with its subsidiaries, the "Company") is the indirect parent corporation of Northwest Airlines, Inc. ("Northwest"). Northwest operates the world's fourth largest airline, as measured by revenue passenger miles ("RPMs"), and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest's business focuses on the development of a global airline network through its strategic assets that include:

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

        The Company maintains a Web site at http://www.nwa.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and other information about the Company are available free of charge through this Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

Operations and Route Network

        Northwest operates substantial domestic and international route networks and directly serves more than 175 cities in 24 countries in North America, Asia and Europe.

Domestic System

        Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

        Detroit.    Detroit is the ninth largest origination/destination hub in the U.S. Northwest and its two regional carriers, Pinnacle Airlines, Inc. ("Pinnacle Airlines") and Mesaba Aviation, Inc. ("Mesaba"), which operate their flights under the Northwest "NW" code and are identified as Northwest Airlink, together serve over 140 cities from Detroit. For the six months ended June 30, 2002, Northwest and its Airlink carriers enplaned 57% of originating passengers from Detroit, while the next largest competitor enplaned 11%.

        The Company was responsible for managing and supervising the design and construction of a new $1.2 billion passenger terminal at Detroit Metropolitan Wayne County Airport. This new terminal was completed in February 2002 and offers 97 gates, 106 ticket-counter positions, 14 security check points, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The new terminal also offers international-to-domestic connections within the same facility. In addition, a new hotel in the terminal was completed in December 2002.

        Minneapolis/St. Paul.    Minneapolis/St. Paul is the eighth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 155 cities from Minneapolis/St. Paul. For the six months ended June 30, 2002, Northwest and its Airlink carriers enplaned 68% of originating passengers from this hub, while the next largest competitor enplaned 6%.

        Minneapolis/St. Paul International Airport is undergoing a $2.7 billion construction program. The major components completed include a 50% increase in vehicle parking, an additional 15 mainline jet gates and 30 commuter gates. A new north/south runway, automated people movers and improved runways are scheduled to be completed in phases through 2010.

        Memphis.    Memphis is the fifteenth largest origination/destination hub in the U.S. Northwest and its Airlink carriers serve 88 cities from Memphis. For the six months ended June 30, 2002, they enplaned approximately 52% of originating passengers from this hub, while the next largest competitor enplaned approximately 20%.

        The Memphis-Shelby County Airport Authority is undergoing a $400 million airport renovation and expansion scheduled to be completed in 2004. The airfield portion of the program provides nearly $300 million in airfield improvements including a new 13,000-foot runway, which opened in late 2000. The completed $60 million terminal renovation included the redesign of eight gates to accommodate Northwest regional jet service, 15 additional regional jet gates, a new WorldClub, and 11 new ticket counter positions. This program also includes $40 million in vehicle parking expansion and roadwork modifications, much of which was deferred after September 11, 2001.

International System

        Northwest operates international flights to the Pacific and the Atlantic regions from its Detroit and Minneapolis/St. Paul hubs as well as from Boston, Newark, Honolulu, Los Angeles, New York, San Francisco, Seattle and Washington, D.C.

        Pacific.    Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks. Northwest's Pacific operations are concentrated at Narita International Airport in Tokyo where it has 344 permanent weekly takeoff and landing slots, the most for any non-Japanese carrier. As a result of a 1947 U.S.-Japan bilateral aviation agreement, Northwest has the right to operate unlimited frequencies between any point in the U.S. and Japan as well as extensive "fifth freedom" rights. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers. Northwest and United Airlines, Inc. ("United") are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. Northwest uses these slots and rights to operate a network linking seven U.S. gateways and twelve Asian destinations via Tokyo. The Asian destinations include Bangkok, Beijing, Busan, Guam, Hong Kong, Kaohsiung, Manila, Saipan, Seoul, Shanghai, Singapore and Taipei.

        Atlantic.    Northwest and KLM operate an extensive trans-Atlantic network pursuant to a commercial and operational joint venture. This joint venture benefits from having antitrust immunity which allows for coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM operate joint service between 13 U.S. cities and Amsterdam. Code-sharing between Northwest and KLM has been implemented on flights to 58 European, six Middle Eastern, eight African, three Asian and approximately 165 U.S. cities. Code-sharing is an agreement under which an airline's flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft. Northwest and KLM have eight years remaining under their current joint venture agreement.

Alliances

        Northwest has strengthened its network through alliance partnerships. Long-term alliances are the most effective way for Northwest to enter global markets that it would not be able to serve alone and, due to the synergies shared by the partners, these alliances are the most economic way to expand globally. Alliances can improve the customer travel experience through code-sharing, integration of frequent flyer programs, through check-in of luggage and reciprocal airport lounge access, while also providing airlines benefits associated with joint marketing, sharing of airport facilities and services and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 720 cities in 118 countries in the U.S., Canada, Asia, India, the South Pacific, Europe, the Middle East, Africa, Mexico, the Caribbean, Central America and South America.

        Northwest has a commercial alliance with Continental Airlines through 2025 that includes extensive code-sharing, frequent flyer program reciprocity, airport club sharing, and other cooperative activities. The combined network has increased Northwest's presence in the South and Northeast U.S., as well as to Central and South America. Northwest's and Continental's code-sharing agreement includes more than 250 destinations. Cities served by these code-share flights number eight in Central America, three in South America, 19 in Mexico, eleven in the Caribbean, 13 in Canada, six in Asia and over 190 in the U.S. Northwest also has domestic frequent flyer and/or code-sharing agreements with Alaska Airlines, American Eagle Airlines, America West Airlines, Inc., Big Sky Airlines, ExpressJet Airlines, Gulfstream International Airlines, Hawaiian Airlines and Horizon Air.

        In the Pacific, Northwest has code-sharing and frequent flyer agreements with Air China, Malaysia Airlines and Japan Air System. The partnership with Japan Air System will continue with its successor, JAL Group, which operates more domestic routes in Japan than any other carrier. Northwest also has frequent flyer programs with Jet Airways of India, Garuda Indonesia, Cebu Pacific Airlines and Pacific Island Aviation.

        In addition to its extensive relationship with KLM in the Atlantic, Northwest has code-sharing and reciprocal frequent flyer programs with Air Alps Aviation, KLM cityhopper, KLM exel, and KLM uk and has frequent flyer reciprocity with Jet Airways, Kenya Airways, Malev Hungarian Airlines and Transavia.

        In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental and Delta Air Lines, Inc. ("Delta"). The marketing agreement is designed to connect the three carriers' domestic and international networks and provide for code sharing, frequent flyer program reciprocity and reciprocal airport club programs. Northwest, Continental and Delta reached an agreement in January 2003, with the U.S. Department of Justice ("DOJ") on conditions related to the marketing agreement and were prepared to accept some of the additional conditions that the U.S. Department of Transportation ("DOT") sought to impose. However, several of the DOT's conditions were not acceptable to the three carriers. Northwest, Delta and Continental subsequently resubmitted their agreements to the DOT with alternative conditions under which the airlines are prepared to proceed. The DOT has issued a notice requesting comments on the revised agreements by March 18, 2003. The DOT has stated that the review period will end on April 2, 2003. In the event the conditions in dispute are not resolved, the DOT may elect to commence an enforcement proceeding if Northwest, Delta and Continental implement the marketing agreement. Northwest and KLM are also in discussions regarding mutual waivers of provisions in their joint venture agreement that are related to the full implementation of the marketing agreement.

Regional Partnerships

        Northwest has exclusive marketing agreements with two regional carriers: Pinnacle Airlines and Mesaba. Under the agreements, these regional carriers operate their flights under the Northwest "NW" code and are identified as Northwest Airlink carriers. The primary purpose of these marketing agreements is to provide more frequent service to small and mid-sized cities, which increases connecting traffic at Northwest's hubs.

        Pinnacle Airlines is a majority owned subsidiary of Northwest. Effective March 1, 2002, the Company entered into a new Airline Services Agreement ("ASA") with Pinnacle Airlines. The new ASA is a capacity purchase agreement, under which Pinnacle Airlines operates flights on behalf of the Company and is compensated at specified rates for each completed block hour and cycle, as well as for specified fixed costs based on the size of its fleet.

        In 2002, Northwest acquired 18 44-seat Bombardier Canadian Regional Jet ("CRJ") 440 series aircraft and three 50-seat CRJ-200 aircraft, bringing the total number of CRJ-200/440 aircraft in operation to 51. Over the next three years, Northwest is scheduled to take delivery of 78 additional CRJ-200/440 regional jets. The 51 CRJ-200/440 aircraft presently in operation are subleased to and operated by Pinnacle Airlines. Of the 78 CRJ aircraft scheduled to be delivered over the next three years, Northwest has committed to sublease 44 to Pinnacle Airlines to be used in its operations. The balance of the CRJ aircraft have not been committed to any carrier.

        The Company owns 27.8% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba. The Company also has warrants to acquire Mesaba Holdings, Inc. common stock, none of which were in-the-money as of December 31, 2002. Northwest and Mesaba signed a 10-year ASA effective July 1, 1997, under which Northwest determines Mesaba's pricing, aircraft scheduling and fleet composition. Mesaba operates a fleet of 113 regional jet and turbo-prop aircraft, which includes 36 69-seat AVRO RJ85 aircraft and 49 34-seat SAAB 340 aircraft leased or subleased from Northwest.

Cargo

        In 2002, cargo accounted for 7.8% of the Company's operating revenues, with the majority of its cargo revenues originating in or destined for Asia. Through its Tokyo and Anchorage cargo hubs, Northwest serves most major air freight markets between the U.S. and the Pacific with 12 Boeing 747-200 freighter aircraft. Northwest is the largest cargo carrier among U.S. passenger airlines based on revenue and the only one to operate a dedicated freighter fleet.

        The trans-Pacific market is anticipated to be a leading growth market for the air freight industry, with most of the growth expected to originate from the high-yield express business. Northwest is able to participate in the express business due to its extensive network across the Pacific, its hubs at Tokyo and Anchorage that allow for the efficient transfer of freight, and its dedicated freighter fleet. The Company also provides service under a five-year capacity purchase agreement with DHL Worldwide Express to provide daily freighter service from DHL's U.S. hub operations in Cincinnati to various points in Asia. In addition, Northwest and Japan Airlines operate under a long-term cargo alliance agreement.

Other Activities

        MLT Inc.    MLT Inc. ("MLT"), an indirect wholly owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the U.S. MLT develops and markets Worry Free Vacation programs that include air transportation, hotel accommodations and car rentals. In addition to its Worry-Free Vacations charter program, MLT markets and supports Northwest's WorldVacations brand packaged vacations to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest. These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. In 2002, MLT had $460 million in revenues.

        WORLDSPAN.    The Company holds a 33.7% partnership interest in WORLDSPAN, L.P. ("WORLDSPAN"). WORLDSPAN operates and markets a global computer reservations and passenger processing system ("CRS"). A CRS is used by travel agents, corporate accounts and internet consumers to make airline, hotel, car and other travel reservations and to issue airline tickets. Delta and AMR Corporation own 40% and 26.3% of WORLDSPAN, respectively. On March 3, 2003, an agreement was signed by Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, to purchase WORLDSPAN from the three airline owners. This transaction, which is scheduled to be completed in mid-2003, is subject to financing, government approvals and various other closing conditions.

        Orbitz.    Northwest, along with Continental, Delta, United and American Airlines, jointly own a multi-airline travel Web site, Orbitz, LLC ("Orbitz"), that allows travelers to purchase their airline, hotel and car rental services online. Northwest holds a 15.6% interest in Orbitz. This Web site provides a comprehensive selection of online airfares, including Internet-only fares, and other travel information and customer features. The Web site is managed independently from the owner airlines.

        Frequent Flyer Program.    Northwest operates a frequent flyer marketing program known as "WorldPerks," under which mileage credits are earned by flying on Northwest or its alliance partners and by using the services of participating credit card banks, hotels, long-distance companies, car rental firms and other non-airline partners. Northwest sells mileage credits to the other companies participating in the program. The program was designed to retain and increase the business of frequent travelers by offering incentives for their continued patronage.

        Under the WorldPerks program, miles earned are accumulated in an account for each member and do not expire. Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. Additional features include a three-tier elite incentive and reward structure program.

Regulation

        General.    The Airline Deregulation Act of 1978, as amended, eliminated domestic economic regulation of passenger and freight transportation in many regards. Nevertheless, the industry remains regulated in a number of areas. The DOT has jurisdiction over international route authorities, CRSs and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. Northwest is subject to DOT regulations because it holds certificates of public convenience and necessity as well as air carrier operating certificates. The Federal Aviation Administration ("FAA") regulates flight operations, including air space control and aircraft and security standards. The DOJ has jurisdiction over airline competition matters, including mergers and acquisitions. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest's operations.

        International Service.    Northwest operates its international routes under route certificates issued by the DOT. Substantial portions of Northwest's Pacific route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates are temporary and subject to periodic renewal. Northwest requests extensions of these certificates when and as appropriate. The DOT typically renews temporary authorities on routes when the authorized carrier is providing a reasonable level of service. With respect to foreign air transportation, the DOT must approve agreements between air carriers, including code-sharing agreements, and may grant antitrust immunity for those agreements.

        Northwest's rights to operate to foreign countries, including Japan, China and other countries in the Pacific and Europe, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and the respective foreign country, while other aviation agreements limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest's ability to maintain or expand air service to the respective foreign country.

        Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

        The European Commission ("EC") had commenced a review of all trans-Atlantic airline alliances, including the Northwest/KLM alliance. In 2002, the EC granted antitrust clearance to the Northwest/KLM trans-Atlantic airline alliance.

        Airport Security.    On November 19, 2001, Congress passed, and the President signed into law, the Aviation and Transportation Security Act ("Aviation Security Act"). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is provided in part by a $2.50 per segment ticket tax, subject to a $10 per roundtrip cap; however, the Company is responsible for costs in excess of this fee, which through 2004 cannot exceed the Company's 2000 passenger screening expense level. Implementation of the requirements of the Aviation Security Act will result in increased costs for the Company and its passengers.

        Airport Access.    Four of the nation's airports, Chicago O'Hare, New York (LaGuardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as "high density traffic airports," and the number of takeoffs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently, the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. Legislation passed in March 2000 resulted in the elimination of slot restrictions at Chicago O'Hare on July 1, 2002 and will do so at New York (LaGuardia and Kennedy International) on January 1, 2007. The Company believes these changes will not have a material adverse impact on its operations or operating results.

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

        Noise Abatement.    The Airport Noise and Capacity Act of 1990 ("ANCA") recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on night operations, restrictions on frequency of aircraft operations and various operational procedures for noise abatement. While Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

        In April 1999 the European Union ("EU") enacted a rule that would have prohibited the registration in Europe of aircraft with "hushkits" after April 1, 2000. Northwest opposed such a rule as it would have inhibited its operations in Europe as well as reduce the Company's fleet strategy options in relation to older aircraft, which are often retired and sold in Europe, Africa and Asia. The U.S. government has formally protested this regulation as a violation of the international noise standards established by the International Civil Aviation Organization ("ICAO"), and in March 2000, the U.S. filed a formal petition with the ICAO. The EU adopted a noise directive effective April 1, 2002, which revokes the earlier hushkit rule. As a result, hushkitted aircraft may be prohibited from operations only at "city airports" engaged solely in point-to-point services between or within European States and which have no runway with a take-off run of more than 2,000 meters. In addition, the directive establishes a process for EU Member States to adopt noise policies that are consistent with the ICAO noise standard adopted in 2001.

        Under the direction of the ICAO, world governments also have under consideration creation of a new more stringent noise standard than that contained in the ANCA. The U.S. is a participant in these discussions. A new ICAO noise standard was adopted in 2001 which established more stringent noise requirements for newly manufactured aircraft after January 1, 2006. As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft, including certain aircraft operated by Northwest.

        Safety.    The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

        The Company's aircraft require various levels of maintenance or "checks" and periodically undergo complete overhauls. Maintenance efforts are monitored closely by the FAA, with FAA representatives present at the Company's maintenance facilities. The FAA has issued several Airworthiness Directives ("ADs"), which mandate changes to an air carrier's maintenance program for older aircraft. These ADs (which include structural modifications to certain aircraft) were issued to ensure that the oldest portion of the nation's transport aircraft fleet remains airworthy. The Company is currently, and expects to remain, in compliance with all applicable requirements under the FAA-issued ADs.

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

        In February 1998, the Environmental Protection Agency ("EPA") and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. The MOA includes a proposal with a voluntary engine retrofit program to reduce emissions from aircraft engines. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators have had discussions regarding the scope and content of a voluntary emissions reduction program. However, these discussions have not yet resulted in an agreed upon program.

        Northwest has been identified, along with other airlines, as a potentially responsible party at various environmental sites. Management believes that Northwest's share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company's financial statements.

        Civil Reserve Air Fleet Program.    Northwest is a participant in the Civil Reserve Air Fleet Program, pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2002 and ending September 30, 2003, 34 Boeing 747-200/400 passenger aircraft, 21 DC10-30 passenger aircraft and 12 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense Air Mobility Command, headquartered at Scott Air Force Base in Illinois, call on as many as 67 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

        On February 8, 2003, the U.S. Secretary of Defense authorized a "Stage 1" mobilization of the Civil Reserve Air Fleet, the lowest activation level. Northwest is required to make four passenger and two freighter aircraft available as a result of this Stage 1 mobilization. Under the requirements of a Stage 2 mobilization, an additional 11 passenger and two freighter Northwest aircraft would be required. The remaining Civil Reserve Air Fleet would be mobilized under a Stage 3 mobilization, which for Northwest would involve a total of 55 passenger and 12 freighter aircraft. The additional aircraft required under Stage 2 or Stage 3 mobilization could have a significant adverse impact on the Company's results of operations.

        Frequent Flyer.    The DOT is conducting a review of the frequent flyer programs of the larger U.S. airlines. The focus of the review relates to limitations placed by carriers on the availability of award seats and the adequacy of consumer notices concerning such limitations. The outcome of this matter cannot presently be determined.

Risk Factors Related to Northwest and the Airline Industry

Industry Competition

        The airline industry is highly competitive. Northwest's competitors include all the other major domestic airlines as well as foreign, national, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. On most of Northwest's routes, it competes with at least one of these carriers. Airline revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial impact on overall industry revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress may institute pricing structures intended to achieve near term survival rather than long term viability.

Industry Revenue Environment

        Since early 2001, the U.S. airline industry has suffered a significant decline in revenues versus what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors.

        The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. As a result of growth, these low cost carriers now transport nearly 25% of all domestic U.S. passengers compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales compared to less than 20% a decade ago. As a result of their better financial performance, low cost carriers are expected to continue to grow their market share.

        While the advent of Internet travel Web sites has driven significant distribution cost savings for airlines, it has had a large negative impact on airline revenues. Having access to "perfect pricing information", air travel consumers have become more efficient at finding lower fare alternatives than in the past. The increased price consciousness of travelers, as well as the growth in distribution channels, has further motivated airlines to price aggressively to gain fare advantages through certain channels.

        The U.S. airline industry is one of the most heavily taxed of all industries. Taxes and fees now represent approximately 25% of what a passenger pays for an average domestic airline ticket, a percentage even greater than that for alcohol and tobacco products. These taxes and fees have grown significantly in the past decade, most recently with the introduction of a $2.50 security fee imposed on each passenger flight segment, subject to a $10 per roundtrip cap. The company believes that every dollar of tax or fee increase imposed on airline passengers roughly translates into a dollar of reduced airline revenue, particularly over the long run.

        The attacks of September 11, 2001 materially impacted and continue to impact air travel. Concerns about further terrorist attacks, which are unlikely to abate any time soon, have had a negative impact on air travel demand. Furthermore, security procedures introduced at airports since the attacks have increased, both in reality and in perception, the inconvenience of flying and thus further reduced demand.

        While the factors noted are believed to be lasting, if not permanent, and could in fact worsen over time, some of the current airline industry revenue shortfall is believed to be cyclical in nature. U.S. airline revenues have historically been and continue to be influenced by the strength of the U.S. economy. Furthermore, airline business revenues are greatly influenced by the growth in corporate profitability. The current sluggishness of both the economy and corporate profitability is adversely affecting airline revenues.

        The airline industry revenue decline has been further exacerbated in early 2003. In January, United Airlines introduced a new pricing structure, reducing its highest business fares by 40-50%. This action and the resulting match by other airlines has reduced average fares without a corresponding increase in demand. The threat of a war with Iraq has also materially affected future airline bookings, particularly for international travel.

Industry Seasonality

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

Labor

        Wages, salaries and benefits are the Company's largest costs, representing 41% of the Company's operating revenues in 2002. In light of the current revenue environment, a number of other airlines are attempting to significantly reduce labor expenses in order to get overall costs in line with revenues. Northwest has begun preliminary discussions with certain labor groups, and is similarly seeking permanent reductions in wage, benefit structures and work rules. The Company cannot predict the outcome of negotiations to amend its labor contracts at this time.

        As of December 31, 2002, the Company had approximately 44,300 full-time equivalent employees of whom approximately 2,200 were foreign nationals working primarily in Asia. Unions represent approximately 91% of the Company's employees. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date
Pilots	5,600	Air Line Pilots Association, International	9/13/03
Agents and Clerks	9,700	International Association of Machinists & Aerospace Workers	2/25/03
Equipment Service Employees and Stock Clerks	6,500	International Association of Machinists & Aerospace Workers	2/25/03
Flight Attendants	9,300	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America	5/30/05
Mechanics and Related Employees	7,700	Aircraft Mechanics Fraternal Association	5/11/05

Government Regulations

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

Aircraft Fuel

        Because fuel costs are a significant portion of Northwest's operating costs (12.7% for 2002), significant changes in fuel costs would materially affect its operating results. Fuel prices continue to be susceptible to, among other factors, political unrest in Venezuela and a possible war with Iraq. Due to these and other events that would affect the global supply of aircraft fuel, Northwest may experience higher fuel prices or have to curtail scheduled services. A one-cent change in the cost of a gallon of fuel (based on 2002 consumption) would impact operating expenses by approximately $1.6 million per month. Changes in fuel prices may have a greater impact on Northwest than some of its competitors because of the composition of its fleet. The Company hedges some of its future fuel purchases to protect against potential spikes in price. However, these hedging strategies may not always be effective.

Increased Insurance Costs

        Following September 11, 2001, aviation insurers significantly increased airline insurance premiums. Total aviation and property insurance expenses were $94 million higher in 2002 than in 2000. As a result of first the Airline Stabilization Act and subsequently the Homeland Security Act, the federal government assumes most war risk coverage. This coverage is scheduled to expire on August 31, 2003. While the government may again extend the deadline for when it will discontinue providing excess war risk coverage, the Company cannot assure that any extension will occur, or if it does, how long the extension will last. Should the government stop providing excess war risk coverage to the airline industry, it is expected that the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums could negatively impact the financial condition and results of operations of the Company.

Indebtedness and Other Obligations

        The Company has substantial levels of indebtedness. As of December 31, 2002, the Company had long-term debt and capital lease obligations, including current maturities, of $6.98 billion. Of this indebtedness, 40% bears interest at floating rates. The amount of long-term debt that matures in 2003 is $281 million. Additionally, $623 million matures in 2004, $1.43 billion in 2005, $563 million in 2006 and $673 million in 2007. As of December 31, 2002, the principal portion of future minimum lease payments under capital leases were $65 million for 2003, $46 million for 2004, $40 million for 2005, $29 million for 2006 and $32 million for 2007. These levels of indebtedness do not include the obligation to redeem $226 million of convertible preferred stock in 2003 and non-recourse mandatorily redeemable preferred securities of one of the Company's subsidiaries of $553 million. The amount of the Company's indebtedness could limit its ability to obtain additional financing or could adversely affect the Company's future financing costs, either of which could negatively affect the ability to operate its business or make future capital expenditures. The Company's ability to service its indebtedness and obligations could be adversely affected by many factors, including general economic conditions and other factors beyond the Company's control.

        The Company also has several noncontributory pension plans covering substantially all of its employees. As of December 31, 2002, the Company's pension plans were underfunded by $3.95 billion, as calculated in accordance with SFAS No. 87. As of December 31, 2002, on a current liability basis utilized for cash funding purposes, the plans were underfunded by approximately $3.1 billion. The Company's 2003 pension contributions associated with the 2003 plan year are estimated to be $468 million. The Company also had, as of December 31, 2002, $223 million of mandatory contributions related to the 2002 plan year remaining to be paid in 2003. On November 5, 2002, the Company submitted an application to the Internal Revenue Service for authorization to reschedule 2003 plan year contributions under the Pension Plans for contract and salaried employees and anticipates receiving notice from the Internal Revenue Service by April 2003. The Company has also submitted an application to the Department of Labor to permit the Company to contribute to the pension plans the common stock of Pinnacle Airlines Corp., a wholly owned subsidiary, in lieu of making certain required contributions in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", Pension Funding Obligations, for further discussion of the Company's pension obligations.

        In addition, Northwest operates in a capital-intensive industry. Periodically, Northwest is required to make significant capital expenditures for new aircraft and related equipment. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures.

Foreign Currency Exposure

        Northwest conducts a significant portion of its operations in foreign locations. As a result, Northwest has operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen. Fluctuations in such foreign currencies can significantly affect Northwest's operating performance and the value of its assets located outside of the United States. From time to time, Northwest uses financial instruments to hedge its exposure to the Japanese yen. However, these hedging strategies may not always be effective.

Forward-Looking Statements

        Certain of the statements made in "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report are forward-looking and are based upon information available to the Company on the date hereof. The Company through its management may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

        It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. As noted elsewhere in this annual report, such risks and uncertainties include, among others, the future level of air travel demand, the Company's future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, the possibility of war with Iraq, the possibility of additional terrorist attacks or the fear of such attacks, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in "Risk Factors Related to Northwest and the Airline Industry" above.

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

Item 2.    PROPERTIES

Flight Equipment

        As shown in the following table, Northwest operated a fleet of 439 aircraft at December 31, 2002, consisting of 371 narrow-body and 68 wide-body aircraft. Northwest's purchase commitments for aircraft as of December 31, 2002 are also provided.

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total	Average Age (Years)		Aircraft on Firm Order
Passenger Aircraft
Airbus:
A319	124	45	—	12	57	1.6		21
A320	148	41	4	31	76	8.5		8
A330-200	233-243	—	—	—	—	—		10
A330-300	298	—	—	—	—	—		14
Boeing:
727	149	8	—	—	8	24.1		—
757-200	180-184	23	14	19	56	11.5		—
757-300	224	7	—	—	7	0.2		9
747-200	353-446	13	—	5	18	21.9		—
747-400	403	4	—	12	16	9.1		—
McDonnell Douglas:
DC9	78-125	154	—	13	167	32.0		—
DC10	273	13	—	9	22	24.1		—

		308	18	101	427	18.7		62
Freighter Aircraft
Boeing 747-200F		5	—	7	12	20.9		—

Total Northwest Operated Aircraft		313	18	108	439	18.8	(1)	62	(2)

Regional Aircraft
AVRO RJ85	69	11	—	25	36	4.2		—
CRJ-200/440	50/44	—	—	51	51	1.2		78	(3)
SAAB 340	30-34	—	—	49	49	5.1		—

Total Airlink Operated Aircraft		11	—	125	136	3.4		78

Total Aircraft		324	18	233	575	15.1		140

(1)
Excluding DC9 aircraft, the average age of Northwest operated aircraft is 10.7 years.

(2)
Financing commitments available for use by the Company are in place for all of these aircraft.

(3)
These aircraft will be leased or subleased to and operated by regional carriers, and the Company has the option to finance these aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not required to take delivery of the aircraft.

        The DC9 aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have economic value for the Company given its route network and maintenance programs. The Company estimates that its DC9 aircraft could fly on average more than 10 additional years beyond 2002 based upon the manufacturer's expected cycle life for such aircraft and their projected annual utilization by Northwest.

        For further information related to the Company's aircraft leases and commitments, see Notes 4 and 10 to the Consolidated Financial Statements.

Other Property and Equipment

        Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the Minneapolis/St. Paul International Airport containing the Company's corporate offices. Additional owned buildings include reservations centers in Baltimore, Detroit, Tampa and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

        Northwest leases the majority of its airport facilities, support services buildings and sales and reservations offices. These leases generally run for periods of less than one year to 30 years and contain provisions for periodic adjustment of lease rates. At most airports that it serves, Northwest has entered into use agreements which provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. The Company leases reservations centers in or near Minneapolis/St. Paul and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul and Duluth, Minnesota. The Company also operates 30 city ticket offices. In certain cases, the Company has constructed a facility on leased land, which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Anchorage, Boston, Los Angeles, New York (JFK), San Francisco and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and a two-bay DC10 hangar in Detroit.

        On October 15, 2002, the Company announced that it would close its Atlanta aircraft maintenance facility, its reservations center in Long Beach, California and three city ticket offices. Maintenance activity performed at the Atlanta facility was subsequently transferred to the Company's facilities in Minneapolis and Duluth.

Item 3.    LEGAL PROCEEDINGS

        Chase v. Northwest Airlines and Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 96-74711).    Northwest is a defendant in an antitrust class action filed in U.S. District Court for the Eastern District of Michigan in October 1996. The action purports to be brought on behalf of a class defined as all persons who purchased tickets on certain routes into Northwest's hubs at Detroit, Minneapolis/St. Paul and Memphis from October 11, 1992 to the present. The complaint alleges that Northwest's imposition of restrictions prohibiting the sale of "hidden city" tickets constitutes monopolization in violation of the Sherman Act. The complaint seeks injunctive relief, unspecified damages for the class, and costs and attorneys' fees. The attorneys for the plaintiff in Chase have also filed three additional class actions in the same court against other airlines and Northwest with parallel allegations similar to those in Chase, including allegations that the defendant airlines conspired to deter hidden city ticketing. These cases are: Keystone Business Machines, Inc. v. U.S. Airways and Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72474), BLT Contracting, Inc. v. U.S. Airways, Northwest Airlines and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72988), and Volk and Nitrogenous Industries Corp. v. U.S. Airways, Northwest Airlines, Delta Air Lines, and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72987). All have been assigned to the Judge in the Chase case. Northwest believes these cases are without merit and intends to defend against them. In November 2000, the plaintiffs filed their class certification motion and defendants filed their summary judgment motion. On May 16, 2002, the Court entered an Order granting plaintiffs' motion for class certification and denying defendants' motion for summary judgment. The Court has not yet set a trial date.

        Midwestern Machinery Co., Inc. v. Northwest Airlines, Inc. (U.S. D.C. District of Minnesota, Civ. Action No. 97-1438).    In June 1997, Midwestern Machinery Co. and several individuals filed an antitrust class action against Northwest in the U.S. District Court for Minnesota. The complaint alleges that Northwest's acquisition of Republic Airlines in 1986 resulted in a substantial reduction in competition in violation of Section 7 of the Clayton Act. Northwest believes the lawsuit to be without merit and intends to defend against the claim. In February 2001, the Court granted the plaintiff's motion for class certification. On February 5, 2003, the Court entered an Order granting Northwest's motion for summary judgment and dismissing the case. The plaintiffs have appealed the Court's Order granting summary judgment.

        Hall v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina, Civ. Action No. 7-00 CV-123-BR(1)).    In October 1999, a purported class action was filed in State Court in North Carolina by a North Carolina travel agent, on behalf of herself and similarly situated North Carolina travel agents, challenging actions by most major airlines, including Northwest, to reduce travel agent base commissions from 8 percent to 5 percent and alleging several state law theories of liability, including conspiracy. In June 2000, the plaintiff filed a voluntary dismissal and then filed a new case in federal court. The new case is a class action, now on behalf of a nation-wide class of travel agents, alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act, and is based on the same factual allegations. On November 13, 2001, the court granted the plaintiff's motion to amend the complaint to include allegations that other commission reductions in 1997 and 1998 were the result of unlawful agreements among the airline defendants in violation of the Sherman Act. The complaint was subsequently amended again to allege that commission reductions in March 2002 were also the result of an unlawful agreement among the airline defendants. Northwest believes the case to be without merit and intends to defend against the claim. On September 17, 2002, the Court entered an Order granting plaintiffs' motion for class certification. Defendants' motion for summary judgment is pending. The Court has set a trial date in April 2003.

        McCoy-Johnson v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-99-CV-2994GV).    In November 1999, a purported class action was filed against Northwest by a Northwest passenger in federal court alleging violations of Section 2 of the Sherman Act. The plaintiff alleges that Northwest has monopolized or attempted to monopolize air transportation on certain routes into and out of its three domestic hubs through a variety of exclusionary practices. The plaintiff purports to sue on behalf of all similarly situated passengers who purchased tickets on Northwest for travel on certain routes into or out of its three hubs since at least as early as April 1995. In March 2001, a second case, Rodney v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 01-2167GV), was filed in the same court as a related case by the same counsel. The allegations in the Rodney case are substantially the same as those in the McCoy-Johnson case. In July 2001, the lawyers representing the plaintiffs in McCoy-Johnson and Rodney filed another companion lawsuit, Sax v. Northwest (U.S D.C. Western District of Tennessee, Civ. Action No. 01-2582GV). The allegations in the Sax case are substantially the same as those in the McCoy-Johnson and Rodney cases. Northwest believes these cases to be without merit and intends to defend against the claims. The plaintiffs' motion for class certification is pending.

        Spirit Airlines v. Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 00-71535).    In March 2000, Spirit Airlines filed a Sherman Act monopolization complaint against Northwest in the U.S. District Court for the Eastern District of Michigan alleging that Northwest had monopolized, or attempted to monopolize, air transportation service between Detroit and Philadelphia and between Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets. Northwest believes the case to be without merit and intends to defend against the claim. Northwest's motion for summary judgment is pending.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

MANAGEMENT

Executive Officers of the Registrant

        Richard H. Anderson, age 47, has served as Chief Executive Officer of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1990, including Executive Vice President and Chief Operating Officer from December 1998 to April 2001, Executive Vice President-Technical Operations and Airport Affairs from April 1998 to December 1998 and Senior Vice President-Technical Operations and Airport Affairs from January 1997 to April 1998. From 1994 to 1996, he served as Senior Vice President-Labor Relations, State Affairs and Law, and from 1990 to 1994 he served as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental Airlines. Mr. Anderson also serves on the board of directors of Medtronic, Inc. and Mesaba Holdings, Inc.

        Douglas M. Steenland, age 51, has served as President of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand. Mr. Steenland also serves on the board of directors of Mesaba Holdings, Inc.

        Bernard L. Han, age 38, was appointed Executive Vice President and Chief Financial Officer of the Company in October 2002. Prior to joining the Company, Mr. Han held several executive positions at America West Airlines, Inc. between January 1996 and September 2002, including Executive Vice President and Chief Financial Officer and Senior Vice President—Marketing and Planning. Between 1988 and 1995 Mr. Han held various finance and marketing positions at American Airlines and Northwest Airlines.

        J. Timothy Griffin, age 51, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

        Philip C. Haan, age 47, has served as Executive Vice President-International, Sales and Information Services of Northwest since January 1999. From December 1995 to January 1999, he served as Senior Vice President-International Services. Mr. Haan joined Northwest in 1991 as Vice President-Revenue Management.

        James G. Mathews, age 52, joined Northwest as Vice President-Finance and Chief Accounting Officer in November 2000. From May 1997 to October 2000, Mr. Mathews served as Chief Financial and Administrative Officer of CARE-USA (an international relief and development agency) and from 1992 to 1997 Mr. Mathews held various executive positions at Delta Air Lines, Inc., including Corporate Treasurer.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under the symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 2002 and 2001:

	2002		2001
Quarter
	High	Low	High	Low
1st	20.92	13.56	33.06	19.00
2nd	20.69	10.66	27.75	20.50
3rd	12.24	6.33	27.63	9.04
4th	8.87	4.71	18.71	11.25

        As of February 28, 2003, there were 1,884 stockholders of record.

        Since 1989, NWA Corp. has not declared or paid any dividends on its common stock and does not currently intend to do so. Under the provisions of certain of the Company's bank credit agreements, NWA Corp.'s ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

        The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock units or other rights to acquire shares may be granted in the future.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights*		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders(1)	5,272,462		$23.36		3,110,680
Equity Compensation Plans not Approved by Security Holders(2)	6,317,276	(3)	27.39	(4)	5,145,926

Total	11,589,738		$25.35	(4)	8,256,606

(1)
These plans are the Company's 1990 Stock Option Plan and 2001 Stock Incentive Plan.

(2)
These plans are the Company's 1999 Stock Incentive Plan and the 1998 Pilots Stock Option Plan.

(3)
Includes 1,180,549 shares of restricted stock.

(4)
Weighted average exercise price of outstanding options; excludes restricted stock units.

        See Note 7 to the Consolidated Financial Statements for additional information regarding the Company's equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2002	2001(1)	2000		1999		1998(2)
Statements of Operations (In millions, except per share data)
Operating revenues
Passenger	$8,025	$8,417	$9,653		$8,692		$7,607
Cargo	735	720	857		732		635
Other	729	768	730		709		686

	9,489	9,905	11,240		10,133		8,928
Operating expenses	10,335	10,773	10,671		9,419		9,119

Operating income (loss)	(846)	(868)	569		714		(191)
Operating margin	(8.9)%	(8.8)%	5.1%		7.0%		(2.1)%
Net income (loss)	$(798)	$(423)	$256		$300		$(285)
Earnings (loss) per common share:
Basic	$(9.32)	$(5.03)	$3.09		$3.69		$(3.48)
Diluted	$(9.32)	$(5.03)	$2.77		$3.26		$(3.48)
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$2,097	$2,512	$693		$749		$480
Total assets	13,289	12,975	10,877		10,584		10,281
Long-term debt, including current maturities	6,531	5,051	3,242		3,666		4,001
Long-term obligations under capital leases, including current obligations	451	586	556		597		655
Mandatorily redeemable preferred security of subsidiary	553	492	558		626		564
Preferred redeemable stock	226	227	232		243		261
Common stockholders' equity (deficit)(3)	(2,262)	(431)	231		(52)		(477)
Operating Statistics(4)
Scheduled service:
Available seat miles (ASM) (millions)	93,417	98,356	103,356		99,446		91,311
Revenue passenger miles (RPM) (millions)	72,027	73,126	79,128		74,168		66,738
Passenger load factor	77.1%	74.3%	76.6%		74.6%		73.1%
Revenue passengers (millions)	52.7	54.1	58.7		56.1		50.5
Passenger revenue per RPM (yield)	10.76 ¢	11.24 ¢	12.04	¢	11.58	¢	11.26 ¢
Passenger revenue per scheduled ASM (RASM)	8.30 ¢	8.36 ¢	9.21	¢	8.64	¢	8.23 ¢
Total available seat miles (ASM) (millions)	93,583	98,544	103,517		99,572		91,398
Operating revenue per total ASM(5)	9.11 ¢	9.17 ¢	10.01	¢	9.44	¢	9.12 ¢
Operating expense per total ASM(6)	9.50 ¢	9.67 ¢	9.33	¢	8.68	¢	9.05 ¢
Cargo ton miles (millions)	2,221	2,161	2,502		2,336		1,958
Cargo revenue per ton mile	33.08 ¢	33.28 ¢	34.25	¢	31.31	¢	32.41 ¢
Fuel gallons consumed (millions)	1,896	2,029	2,113		2,039		1,877
Average fuel cost per gallon, excluding taxes	69.33 ¢	79.26 ¢	82.99	¢	53.55	¢	53.60 ¢
Number of operating aircraft at year end	439	428	424		410		409
Full-time equivalent employees at year end	44,323	45,708	53,491		51,823		50,565

(1)
2001 was affected by significantly reduced demand for travel resulting from the September 11, 2001 terrorist attacks. The Company recognized $461 million of grant income from the U.S. Government under the Air Transportation Safety and System Stabilization Act, which was recorded as other non-operating income.

(2)
1998 was affected by labor-related disruptions, which included work actions, a 30-day cooling off period, an 18-day cessation of flight operations due to the pilots' strike, a seven-day gradual resumption of flight operations and a rebuilding of traffic demand.

(3)
No dividends have been paid on common stock for any period presented.

(4)
All statistics exclude Pinnacle Airlines, a wholly-owned Northwest Airlink regional carrier, which is consistent with how the Company reports statistics to the DOT and is comparable to statisitics reported by other major network airlines.

(5)
Excludes the revenues of Northwest's fleet of 747 freighter aircraft, MLT Inc., and NBA transportation program.

(6)
Reconciliation of passenger service operating expenses used to calculate operating expense per total ASM to total operating expenses:

	2002	2001	2000	1999	1998
	(in millions)
Passenger service operating expenses	$8,889	$9,526	$9,657	$8,643	$8,268
747 Freighter operations	486	474	466	377	344
MLT and Pinnacle, net of intercompany eliminations	490	464	404	334	280
Unusual items	435	277	127	49	217
(Gain)/loss on assets and NBA transportaion	35	32	17	16	10

Operating expenses	$10,335	$10,773	$10,671	$9,419	$9,119

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). The Company reported a net loss of $798 million for the year ended December 31, 2002, compared with a net loss of $423 million in 2001. Loss per common share was $9.32 in 2002 compared with loss per common share of $5.03 in 2001. Operating loss was $846 million in 2002 compared with operating loss of $868 million in 2001. Operating revenues for the year ended December 31, 2002 decreased by $416 million compared to 2001 primarily due to a decline in business travel caused by an economic slowdown in the United States, weakness in the Asian economies and reduced demand for travel resulting from the September 11, 2001 terrorist attacks.

        Full year 2002 results included $464 million in unusual pre-tax charges, principally comprised of $352 million attributable to the accelerated retirement of certain Boeing 747-200 and DC10-30 aircraft, $53 million of costs associated with the closure of several facilities, $32 million related to benefit costs and other asset write-downs, and a $27 million partial write-down of the Company's receivable from the U.S. Government related to the grant under the Air Transportation Safety and System Stabilization Act ("Airline Stabilization Act"). In addition, the effective tax rate reflected a provision of $15 million for tax credits the Company expects to expire unused.

        Full year 2001 results included $300 million in unusual pre-tax charges related to $161 million of reductions in the estimated market values of aircraft, $89 million retroactive wages and benefits as a result of labor contract settlements, $27 million of employee severance costs following the events of September 11, 2001 and $23 million in other non-operating charges. These charges were offset by $461 million of grant income from the U.S. government under the Airline Stabilization Act and a $27 million gain from the sale of the Company's investment in Continental Airlines, Inc.

        Substantially all of the Company's results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 95% of the Company's 2002 consolidated operating revenues and expenses. The Company's results of operations also include other subsidiaries, of which MLT Inc. ("MLT") and Pinnacle Airlines, Inc. ("Pinnacle Airlines") are the most significant. The following discussion pertains primarily to Northwest and, where indicated, MLT and Pinnacle Airlines.

Northwest and Airline Industry Current Status

        The current U.S. airline industry environment is the worst in history. Since early 2001, the U.S. airline industry has suffered a significant decline in revenues versus what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors.

        The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. As a result of growth, these low cost carriers now transport nearly 25% of all domestic U.S. passengers compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales compared to less than 20% a decade ago. As a result of their better financial performance, low cost carriers are expected to continue to grow their market share.

        While the advent of Internet travel Web sites has driven significant distribution cost savings for airlines, it has had a large negative impact on airline revenues. Having access to "perfect pricing information", air travel consumers have become more efficient at finding lower fare alternatives than in the past. The increased price consciousness of travelers, as well as the proliferation of distribution channels, has further motivated airlines to price more aggressively to gain fare advantages through certain channels.

        The U.S. airline industry is one of the most heavily taxed of all industries. Taxes and fees now represent approximately 25% of what a passenger pays for an average domestic airline ticket, a percentage even greater than that for alcohol and tobacco products. These taxes and fees have grown significantly in the past decade, most recently with the introduction of a $2.50 security fee imposed on each passenger flight segment, subject to a $10 per roundtrip cap. The company believes that every dollar of tax or fee increase imposed on airline passengers roughly translates into a dollar of reduced airline revenue, particularly over the long run.

        The attacks of September 11, 2001 materially impacted and continue to impact air travel. Concerns about further terrorist attacks, which are unlikely to abate any time soon, have had a negative impact on air travel demand. Furthermore, security procedures introduced at airports since the attacks have increased, both in reality and in perception, the inconvenience of flying and thus further reduced demand.

        While the factors noted are believed to be lasting, if not permanent, and could in fact worsen over time, some of the current airline industry revenue shortfall is believed to be cyclical in nature. U.S. airline revenues have historically been and continue to be influenced by the strength of the U.S. economy. Furthermore, airline business revenues are greatly influenced by the growth in corporate profitability. The current sluggishness of both the economy and corporate profitability is adversely affecting airline revenues.

        The airline industry revenue decline has been further exacerbated in early 2003. In January, United Airlines introduced a new pricing structure, reducing its highest business fares by 40-50%. This action and the resulting match by other airlines has reduced average fares without a corresponding increase in demand. The threat of a war with Iraq has also materially affected future airline bookings, particularly for international travel.

        In addition to the impact on industry revenue, the September 11, 2001 events caused a significant rise in certain operating costs, particularly for aviation and property insurance. Total aviation and property insurance expense nearly tripled in 2002, to $121 million. These costs could rise further should coverage presently provided by the government under the Homeland Security Act, which has been extended until August 31, 2003, no longer be available.

        During the past year, two major U.S. airlines, US Airways, Inc. and United Air Lines, Inc., have filed for Chapter 11 bankruptcy protection. Current trends make it likely that the airline industry will continue to post significant losses, at least through 2003.

        In response to the industry environment, the Company has taken several steps to mitigate the impact on its results of operations and financial condition. These steps included a significant reduction in scheduled capacity on an available seat mile basis, a reduction in work force of 12,000 employees, deferral of certain aircraft orders previously scheduled for delivery in 2003 through 2005 for an average of two years, closure of maintenance facilities, flight crew bases, reservations and sales facilities and deferrals and cancellations of discretionary and other non-operationally critical spending. For the year ended December 31, 2002, capacity was 9.6% below 2000 levels.

        While the Company has already taken these significant cost reduction steps, it believes additional measures will be necessary in this new and permanently changed revenue environment. Wages, salaries and benefits made up 41% of the Company's 2002 operating revenues and will need to be a major component of future cost reduction initiatives. The Company has begun discussions with its labor unions in an effort to align wages, benefits and work rules with the new revenue environment and to remain competitive with those airlines achieving permanent cost reductions through bankruptcy proceedings.

Results of Operations—2002 Compared to 2001

        Operating Revenues.    Operating revenues decreased 4.2% ($416 million). System passenger revenues decreased 5.7% ($466 million), excluding Northwest's wholly owned regional carrier affiliate Pinnacle Airlines. The decrease in system passenger revenues was primarily attributable to a 1.5% decrease in traffic and a 4.3% decline in yields. System passenger load factor increased 2.8 points to 77.1% for the year ended December 31, 2002. Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 36.9% ($73 million) to $271 million due to increased capacity from 21 Bombardier Canadian Regional Jet ("CRJ") aircraft added in 2002 and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

        The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT") and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2002
Passenger revenues (in millions)	$7,753		$5,284		$1,557		$912
Increase (Decrease) from 2001:
Passenger revenues (in millions)	(466)		(351)		(120)		5
Percent	(5.7)%		(6.2)%		(7.2)%		0.7%
Scheduled service ASMs (capacity)	(5.0)%		(4.3)%		(6.7)%		(5.2)%
Scheduled service RPMs (traffic)	(1.5)%		(2.3)%		(0.4)%		(0.7)%
Passenger load factor	2.8	pts.	1.5	pts.	5.3	pts.	3.7	pts.
Yield	(4.3)%		(4.0)%		(6.9)%		1.4%
Passenger RASM	(0.7)%		(2.1)%		(0.6)%		6.1%

        Domestic passenger revenues decreased primarily due to lower yields and capacity, partially offset by a higher passenger load factor.

        Pacific passenger revenues decreased due to lower yields and capacity, partially offset by a higher load factor. Capacity was reduced as a result of the September 11, 2001 terrorist attacks and yields were lower due to weakness in the Asian economies and a decline in the relative value of the Japanese yen. The average yen per U.S. dollar exchange rates for the years ended December 31, 2002 and 2001 were 126 and 121, respectively, a 4.2% weakening in the buying power of the yen. Additional information regarding the Company's yen exposure and currency hedging activities is provided in "Item 7a. Quantitative and Qualitative Disclosures about Market Risk".

        Atlantic passenger revenues were effectively flat, as higher load factors and slightly improved yields were mostly offset by a reduction in capacity. Capacity was reduced as a result of the September 11, 2001 terrorist attacks and weakened U.S. and international economies.

        Cargo revenues increased 2.1% ($15 million) to $735 million due to a 2.8% increase in cargo ton miles partially offset by a 0.6% decline in revenue per ton mile. Cargo revenues consist of freight and mail carried on passenger aircraft and the Company's 12 747-200F dedicated freighters. Freight revenue increased 7.4% ($46 million), including a benefit of approximately $27 million in the fourth quarter resulting from the west coast dockworkers' lockout. However, the freight revenue increase was partially offset by a 29.6% ($31 million) decrease in mail revenue due largely to lower volume from U.S. Government restrictions on transportation of packages larger than 16 ounces on passenger aircraft.

        Other revenues, the principal components of which are MLT (a wholly-owned subsidiary), other transportation fees and charter revenues, decreased 5.1% ($39 million). This decline was primarily due to reduced revenues from MLT, KLM Royal Dutch Airlines ("KLM") joint venture settlements, ticketing and handling fees and support services, partially offset by an increase in frequent flyer program partnership revenue.

        Operating Expenses.    Operating expenses decreased 4.1% ($438 million).

        The following table presents operating expenses for the year ending December 31, 2002 and describes significant variances from the year ending December 31, 2001:

	Year ended December 31, 2002	Increase (Decrease) from 2001	Percent Change	Note
	(in millions)
Operating Expenses
Salaries, wages and benefits	$3,878	$(85)	(2.1)%	A
Aircraft fuel and taxes	1,439	(288)	(16.7)	B
Depreciation and amortization	903	213	30.9	C
Selling and marketing	803	(201)	(20.0)	D
Aircraft maintenance materials and repairs	576	(93)	(13.9)	E
Other rentals and landing fees	576	43	8.1	F
Aircraft rentals	460	13	2.9	G
Other	1,700	(40)	(2.3)	H

Total operating expenses	$10,335	$(438)	(4.1)%

A.
Salaries, wages and benefits decreased primarily due to 10.6% fewer full-time equivalent employees and $89 million for retroactive wages and benefits related to the 2001 Aircraft Mechanics Fraternal Association ("AMFA") collective bargaining agreement. This decline was partially offset by higher average wage rates, pension, group insurance, and other postemployment benefit expenses. Pension expenses increased largely due to a lower actuarial discount rate, a decline in pension asset returns and increased benefits from the 2001 AMFA contract.

B.
Aircraft fuel and taxes were lower due to a 12.5% decrease in the average fuel cost per gallon to 69.33 cents, net of hedging transactions, 6.6% fewer fuel gallons consumed as a result of reduced capacity and the use of more fuel efficient aircraft. Fuel hedge transactions reduced fuel costs by $55 million in 2002 and had an immaterial effect in 2001.

C.
Depreciation and amortization increased primarily due to $372 million of aircraft and related parts write-downs recorded in 2002, offset by similar charges of $161 million recorded in the third and fourth quarters of 2001. The increase in depreciation and amortization was partially offset by the elimination of $24 million per year from international route and goodwill amortization recorded prior to 2002. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charges and international routes and goodwill no longer being amortized.

D.
Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $109 million due primarily to the elimination of North American base commissions in the second quarter of 2002 and $40 million due to lower revenues system wide.

E.
Aircraft maintenance materials and repairs decreased due to lower repair volume in 2002, which resulted from retirements and removal from service of older aircraft, as well as a higher level of scheduled work within the routine engine and airframe maintenance cycle in 2001.

F.
Other rentals and landing fees increased primarily due to the new Detroit Midfield facility, as well as higher rates across the system due to unfunded Transportation Security Administration ("TSA") mandates.

G.
Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable rates on existing leases.

H.
Other expenses (the principal components of which include outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower personnel, supplies and claims expenses and reduced levels of passenger food service, partially offset by significantly higher insurance costs.

        Other Income and Expense.    Other non-operating income decreased by $572 million, primarily due to $461 million recognized in 2001 under the Airline Stabilization Act, higher 2002 interest expense related to increased debt levels, and lower interest income as a result of lower interest rates. In the fourth quarter of 2002, the Company recorded a $27 million charge to write-down a portion of a receivable from the U.S. Government to reflect the final amount received in January 2003 under the Airline Stabilization Act. Interest expense increased 15.7% ($58 million) primarily due to the full year 2002 borrowings under the Company's revolving credit facilities and additional new financings. Higher earnings from affiliates during 2002 were partially offset by a $27 million gain from the sale of the Company's remaining shares of Continental recorded in 2001.

        Tax Expense (Benefit).    The tax benefit recorded in 2002 includes a provision of $15 million for tax credits that are expected to expire unused. The Company's net deferred tax liability declined from $843 million at December 31, 2001 to $30 million at December 31, 2002, primarily due to the increase in deferred tax assets relating to the Company's pension plans and the Company's 2002 losses. Given its recent loss experience, current accounting rules do not allow its balance sheet to reflect a net tax asset position. As a result, when future losses generate deferred tax assets that fully offset the Company's deferred tax liabilities, no further tax benefit may be recognized with respect to those losses. The Company expects that approximately $80 million of losses in 2003 will yield tax benefits capable of being recognized. Consequently, pre-tax losses above $80 million are not expected to be reduced by the recognition of future tax benefits associated with such losses. See Note 9 to the Consolidated Financial Statements for additional discussion of the Company's tax accounts.

Results of Operations—2001 Compared to 2000

        Operating Revenues.    Operating revenues decreased 11.9% ($1.34 billion). System passenger revenues decreased 13.7% ($1.30 billion), excluding Pinnacle Airlines. The decrease in system passenger revenues was primarily attributable to a 4.8% decrease in scheduled service ASMs and a 9.2% decrease in passenger RASM. System passenger load factor decreased 2.3 points to 74.3% for the year ended December 31, 2001. Pinnacle Airlines passenger revenues increased 52.3% ($68 million) to $198 million due to increased capacity resulting from 21 additional Bombardier CRJ 200 series aircraft.

        The following analysis by market is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2001
Passenger revenues (in millions)	$8,219		$5,635		$1,677		$907
Increase (Decrease) from 2000:
Passenger revenues (in millions)	(1,304)		(820)		(413)		(71)
Percent	(13.7)%		(12.7)%		(19.7)%		(7.3)%
Scheduled service ASMs (capacity)	(4.8)%		(4.8)%		(9.2)%		3.8%
Scheduled service RPMs (traffic)	(7.6)%		(6.8)%		(12.6)%		(0.4)%
Passenger load factor	(2.3	)pts.	(1.5	)pts.	(3.1	)pts.	(3.3	)pts.
Yield	(6.6)%		(6.3)%		(8.1)%		(7.0)%
Passenger RASM	(9.2)%		(8.3)%		(11.6)%		(10.7)%

        Domestic passenger revenues decreased due to lower yields, passenger load factor and capacity. Northwest experienced a decline in business and leisure travel due to the impact of the slowing U.S. economy and the events of September 11, 2001. Approximately 78% of the decrease in domestic passenger revenues occurred between September 1 and December 31, 2001. In response to the decline in demand for air travel after the terrorist attacks, domestic fourth quarter capacity was reduced 14.7%, as compared to 2000, on an ASM basis.

        Pacific passenger revenues decreased due to lower yields, passenger load factor and capacity. Approximately 64% of the decrease in Pacific passenger revenues occurred between September 1 and December 31, 2001. In response to the reduced demand for air travel, Pacific fourth quarter capacity was reduced 19.5%, as compared to 2000, on an ASM basis. The introduction of a reconfigured World Business Class product, which improved seat pitch from 48 inches to 60 inches and replaced international first class, also contributed to the reduced capacity. Passenger load factor and yields were also impacted by the slowing Asian economies and a weakened Japanese yen. The average yen per U.S. dollar exchange rates for the years ended December 31, 2001 and 2000 were 121 and 107, respectively, an 11.2% weakening in the buying power of the yen. Additional information regarding the Company's yen exposure and currency hedging activities is provided in "Item 7a. Quantitative and Qualitative Disclosures about Market Risk".

        Atlantic passenger revenues decreased due to a decline in yields and passenger load factor resulting from the terrorist attacks on September 11, 2001. In response to the reduced demand for air travel, Atlantic fourth quarter capacity was reduced 14.3%, as compared to 2000, on an ASM basis.

        Cargo revenues decreased 16.0% ($137 million) to $720 million due to a 2.8% decline in revenue per ton mile and 13.6% fewer cargo ton miles. These decreases resulted primarily from reduced U.S. demand for Asian goods caused by the slowing U.S. economy, the weakened yen per U.S. dollar exchange rate, and a decline in total cargo space on passenger aircraft as a result of the reduction in system passenger capacity. Service began in July 2001 under a new five-year agreement with DHL Worldwide Express to provide daily freighter service from its U.S. hub operations in Cincinnati to various points in Asia. The Company's eleventh and twelfth freighters were placed in revenue service to support this agreement.

        Other revenues (the principal components of which are MLT, other transportation fees and charter revenues) increased 5.2% ($38 million) primarily due to higher charter revenues and other transportation fees.

        Operating Expenses.    Operating expenses increased 1.0% ($102 million).

        The following table presents operating expenses for the year ending December 31, 2001 and describes significant variances from the year ending December 31, 2000:

	Year ended December 31, 2001	Increase (Decrease) from 2000	Percent Change	Notes
	(in millions)
Operating Expenses
Salaries, wages and benefits	$3,963	$353	9.8%	A
Aircraft fuel and taxes	1,727	(145)	(7.7)	B
Depreciation and amortization	690	73	11.8	C
Selling and marketing	1,004	(196)	(16.3)	D
Aircraft maintenance materials and repairs	669	29	4.5	E
Other rentals and landing fees	533	20	3.9
Aircraft rentals	447	24	5.7	F
Other	1,740	(56)	(3.1)	G

Total operating expenses	$10,773	$102	1.0%

A.
Salaries, wages and benefits increased primarily due to higher wages and benefits from settled contracts with collective bargaining units, retroactive wages and benefits of $89 million related to the 2001 AMFA agreement and higher pension, group insurance, and other post-employment benefits expenses.

B.
Aircraft fuel and taxes declined due to a decrease of 4.5% in average fuel cost per gallon to 79.26 cents, net of hedging transactions, and 4.0% fewer fuel gallons consumed as a result of the reduced capacity.

C.
Depreciation and amortization increased primarily due to charges of $161 million related to the reductions in the estimated market values of aircraft recorded in the third and fourth quarters of 2001, partially offset by $125 million of DC10 impairments recorded in 2000. See Note 1 to the Consolidated Financial Statements for additional discussion of the fleet disposition charges.

D.
Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased primarily due to lower passenger revenues, use of lower cost distribution channels and a decline in the percentage of commissionable transactions. Internet sales, which typically have lower commission rates than other distribution channels, represented approximately 13% of passenger revenues in 2001 compared with approximately 8.0% in 2000.

E.
Aircraft maintenance materials and repairs increased due to a higher level of scheduled work within the routine engine and airframe maintenance cycle.

F.
Aircraft rentals increased due to additional leased aircraft.

G.
Other expenses (the principal components of which include outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower variable costs associated with reduced capacity and a favorable foreign currency impact on expenses, partially offset by higher insurance costs following the September 11, 2001 terrorist attacks.

        Other Income and Expense.    The Company recognized $461 million of grant income from the U.S. Government under the Airline Stabilization Act in 2001. Interest expense increased 5.4% ($19 million) primarily due to the borrowings under the Company's revolving credit facilities. Earnings of affiliated companies decreased $97 million, due principally to the Company no longer recognizing its share of Continental Airlines, Inc.'s ("Continental") earnings in 2001 following the sale of its investment in Continental, lower earnings from WORLDSPAN L.P. ("WORLDSPAN") in 2001 and Orbitz, LLC's loss in 2001. Other income decreased $25 million primarily due to a $58 million gain from the sale of a portion of Northwest's investment in priceline.com in 2000, partially offset by a $27 million gain recorded in 2001 on the sale of the Company's remaining investment in Continental.

Liquidity and Capital Resources

        As of December 31, 2002, the Company had cash, cash equivalents and restricted short-term investments of $2.20 billion. This amount included $100 million of restricted short-term investments, resulting in total liquidity of $2.10 billion, a decrease in liquidity of $414 million from December 31, 2001. As discussed later, the Company's secured credit facilities were fully drawn as of December 31, 2001 and had $1 million available as of December 31, 2002.

        Cash used in operating activities was $284 million in 2002. Cash flows provided by operating activities were $646 million in 2001 and $893 million in 2000. The decrease of $930 million in operating cash flows from 2001 was primarily due to $410 million of cash received under the Airline Stabilization Act grant in 2001, the January 2002 disbursement of $216 million of aviation taxes originally due between September 11, 2001 and January 15, 2002, but deferred pursuant to federal authorization, a $108 million increase in the Company's income tax refund receivable and a decrease in the air traffic liability.

        The Company operates, like its competitors, with negative working capital, which aggregated $762 million at December 31, 2002. This position is primarily attributable to the $1.22 billion air traffic liability, largely representing cash received from tickets that customers have purchased in advance and not yet used.

        Investing Activities.    Investing activities consist primarily of the purchase of aircraft and other related costs including engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

        Investing activities consisted of the acquisition of the following aircraft for the years ended December 31:

	2002	2001	2000
Airbus A319	24	13	10
Airbus A320	2	4	—
Boeing 747-400	2	—	—
Boeing 747-200F	—	—	2
Boeing 757-200	3	5	—
Boeing 757-300	7	—	—
AVRO RJ85	—	—	7

	38	22	19

        Investing activities in 2002 other than aircraft purchases include facilities and aircraft modification programs. Investing activities in 2001 other than aircraft purchases include $582 million in proceeds from the sale of the Company's investment in Continental. See Note 13 to the Consolidated Financial Statements for additional discussion of the Company's investment in Continental. Investing activities in 2000 other than aircraft purchases include $58 million of proceeds from the sale of a portion of the Company's investment in priceline.com.

        In addition to the purchased aircraft shown in the above table, the Company also took delivery of 21 Bombardier CRJ200/440 regional jets in each of 2002 and 2001 and nine CRJ200 regional jets in 2000. These aircraft were financed with long-term leveraged operating leases provided by the manufacturer and were simultaneously subleased to Pinnacle Airlines.

        Financing Activities.    Financing activities in 2002 consisted primarily of the issuance of $300 million of 9.875% public unsecured notes due in 2007, the payment of debt and capital lease obligations, and the financing of: (i) 18 Airbus A319 aircraft, one Boeing 747-400 aircraft, two Airbus A320 aircraft and three Boeing 757-300 aircraft with escrowed funds from pass-through certificate offerings issued in 2001; (ii) two Boeing 757-300 aircraft with escrowed funds from pass-through certificate offerings issued in 2002; (iii) three Boeing 757-200 aircraft, two Boeing 757-300 aircraft and six Airbus A319 aircraft with long-term bank debt; (iv) one Boeing 747-400 under a sale and leaseback; and the refinancing of three Boeing 747-400 aircraft purchased off capital lease.

        In August 2002, the Company completed an offering of $749 million of pass-through certificates to finance or refinance the acquisition of 11 new Airbus A319 aircraft, six new Boeing 757-300 aircraft and three new Airbus A330 aircraft scheduled to be delivered between October 2002 and December 2003. The pre-funded portion of cash proceeds from the offerings of certificates are invested and held in escrow with a depositary bank. Such funds are not assets or direct obligations of, or guaranteed by, the Company and are therefore not included in the Consolidated Financial Statements. As aircraft are delivered or refinanced, the Company utilizes the cash proceeds to finance the acquisition of these aircraft as secured debt financing for ownership or as non-recourse debt for leveraged lease financing. If a leveraged lease is obtained for any aircraft, under which the aircraft would be sold and leased back to Northwest, the debt associated with the aircraft will become part of the lease and not a direct obligation of the Company or Northwest. Lease obligations that qualify as operating leases under Statement of Financial Accounting Standards ("SFAS") No. 13 are disclosed in Note 4 to the Consolidated Financial Statements. If any funds remain as deposits with the escrow agent for pass-through certificates at the end of the delivery period, such funds will be distributed back to the certificate holders, including interest on such amounts payable by the Company. Management believes that the likelihood funds would be distributed from escrow back to investors and that the interest due would be a material amount is remote. As of December 31, 2002, $668 million of the unused offering proceeds were held in escrow to finance a portion of the aircraft scheduled for delivery in 2003.

        Financing activities in 2001 consisted primarily of the Company's borrowing in March and subsequent repayment in May of $1.10 billion under its revolving credit facilities, the borrowing on September 11, 2001, of $1.12 billion under its revolving credit facilities, of which $150 million was repaid in October 2001 as scheduled, the issuance of $300 million of 8.875% public unsecured notes due 2006, $120 million received under airport facility revenue bonds and payment of debt and capital lease obligations. Financing activities also included the receipt of $678 million in financing for: (i) 13 Airbus A319 aircraft, seven of which were financed with funds from pass-through certificates and six with long-term bank debt; (ii) five Boeing 757-200 aircraft financed with long-term bank debt; and (iii) four Airbus A320 aircraft, three of which were financed with funds from pass-through certificates and one with long-term bank debt.

        In June 2001, the Company completed a pre-funded offering of $581 million of pass-through certificates at a blended fixed coupon rate of 7.18%. Proceeds from sales of the certificates were used to finance the acquisition of 14 aircraft consisting of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft delivered between March and December 2002. In July 2001, the Company completed an offering of $396 million of European pass-through certificates due in 2013 at a blended floating rate of three-month London Interbank Offered Rate ("LIBOR") plus 0.60% (2.23% as of December 31, 2002) to finance the acquisition of nine new Airbus A319 aircraft and five new Airbus A320 aircraft delivered between November 2001 and July 2002.

        Financing activities in 2000 consisted primarily of payment of debt and capital lease obligations, including $165 million in term loan prepayments, and the long-term leveraged operating lease financing through sale and leaseback of ten Airbus A319 aircraft and three AVRO RJ85 aircraft.

        During 2000, the Company completed a public offering totaling $522 million of pass-through certificates to finance the acquisition of 13 new aircraft delivered in 2000 and 2001 and to refinance six other aircraft delivered in 1996.

        Contractual Obligations.    The following table summarizes the Company's commitments to make long-term debt and lease payments, aircraft purchases and certain other obligations for the years ending December 31:

	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions)
Long-term debt(1)	$281	$623	$1,430	$563	$673	$2,961	$6,531
Capital leases(2)	65	46	40	29	32	239	451
Operating leases:(3)
Aircraft	582	575	565	577	577	4,703	7,579
Non-aircraft	160	151	139	130	120	1,245	1,945
Aircraft commitments(4)	1,793	1,226	1,186	576	246	232	5,259
Preferred redeemable stock(5)	226	—	—	—	—	—	226

Total(6)	$3,107	$2,621	$3,360	$1,875	$1,648	$9,380	$21,991

(1)
Amounts represent principal payments only. The amount due in 2005 includes $962 million of principal outstanding on the Company's bank revolving credit facilities. See Note 3 to the Consolidated Financial Statements for additional discussion of long-term debt and future maturities.

(2)
Amounts represent principal payments only. See Note 4 to the Consolidated Financial Statements for additional discussion of capital leases.

(3)
Amounts represent minimum lease payments with initial or remaining terms of more than one year and exclude related sublease rental income. See Note 4 to the Consolidated Financial Statements for additional discussion of operating leases.

(4)
Amounts include expenditures for aircraft and related equipment, including estimates for contracted price escalations and predelivery deposits. The Company's firm orders for 62 new aircraft to be operated by Northwest consist of scheduled deliveries for 14 Airbus A330-300 aircraft from 2003 through 2008, ten Airbus A330-200 aircraft from 2004 through 2008, eight Airbus A320 aircraft from 2003 through 2006, 21 Airbus A319 aircraft from 2003 through 2006, and nine Boeing 757-300 aircraft in 2003. Included in these firm orders are two Airbus A320 and four Airbus A319 aircraft scheduled for delivery in 2004 and 2005, which were converted from options to firm orders in the first quarter of 2002. Financing commitments available for use by the Company are in place for all of the aircraft on order. As of December 31, 2002, the Company also had firm orders for 78 Bombardier CRJ200/440 aircraft, 44 of which will be subleased to Pinnacle Airlines. The balance of the CRJ aircraft have not been committed to any carrier. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not required to take delivery of the aircraft.

(5)
See Note 6 to the Consolidated Financial Statements for additional discussion of the Company's obligations related to the Series C preferred stock.

(6)
The above table excludes $553 million relating to the mandatorily redeemable preferred security of subsidiary, which can be satisfied by non cash means. See Note 5 to the Consolidated Financial Statements for additional discussion of the mandatorily redeemable preferred security of subsidiary.

        Pension Funding Obligations.    The Company has several noncontributory pension plans covering substantially all of its employees. Funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). As of December 31, 2002, the Company's pension plans were underfunded by $3.95 billion as calculated in accordance with SFAS No. 87. Also, as of December 31, 2002, on a current liability basis utilized for cash contribution purposes, the plans were underfunded by approximately $3.1 billion. The Company's 2003 pension contributions associated with the 2003 plan year are estimated to be $468 million. The Company also had, as of December 31, 2002, $223 million of mandatory contributions related to the 2002 plan year remaining to be paid in 2003. Pension funding requirements are dependent upon various factors, including interest rate levels, asset returns, regulatory requirements for funding purposes and changes to pension plan benefits. Absent favorable changes to these factors, the Company will have to satisfy the underfunded amounts of its plans through cash contributions over time.

        On November 5, 2002, the Company submitted an application to the Internal Revenue Service for authorization to reschedule 2003 plan year contributions required under the pension plans for contract and salaried employees. This application, if approved, could allow the Company to defer some or all of the $468 million in 2003 plan year contributions due in calendar 2003. The Company anticipates receiving notice from the Internal Revenue Service by April 2003.

        The Company has also submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash. In January 2003, the Department of Labor issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest's pension plans in 2003 and 2004. The proposed prohibited transaction exemption contemplates that the pension plans will have the right at any time to sell the shares back to the Company for cash at the greater of the original purchase price or the then market value. Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 for the sole purpose of becoming a holding company of Pinnacle Airlines. Prior to the contribution, the Company transferred all of the outstanding stock of Pinnacle Airlines to Pinnacle Airlines Corp. in exchange for all of the outstanding common stock of Pinnacle Airlines Corp. and one share of Series A preferred stock of Pinnacle Airlines Corp. The Company then contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to the pension plan to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year. In lieu of making cash contributions, the Company intends to contribute additional common stock of Pinnacle Airlines Corp. to satisfy a portion of future mandatory pension contributions, including the remainder of 2002 plan year requirements.

        Credit Ratings.    At December 31, 2002, the Company's Standard & Poor's corporate credit rating and its senior unsecured credit rating were BB- and B, respectively; its Moody's Investor Services senior implied rating and senior unsecured rating were B1 and B2, respectively; and its Fitch Ratings senior unsecured credit rating was B+. The lowering of the Company's credit ratings could make it more difficult to issue debt, to renew outstanding letters of credit that back certain obligations and to obtain financial instruments used in its fuel and currency hedging programs, as well as to potentially increase the cost of these transactions. For information regarding the impact from the lowering of the Company's secured credit facility credit rating on June 28, 2002, see the related discussion below as well as Note 3 to the Consolidated Financial Statements. For information regarding the Company's receivables purchase agreement and the credit rating requirements of this agreement, see Note 13 to the Consolidated Financial Statements. On February 25, 2003, Fitch Ratings downgraded the rating on the Company's senior unsecured debt to B from B+.

        Secured Credit Facilities.    The Company's secured credit facilities at December 31, 2002, consisted of a $725 million revolving credit facility ($12 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2003 renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. This credit agreement is secured by the Company's Pacific route system and certain aircraft. On June 28, 2002, Standard & Poor's downgraded the rating on the Company's secured credit facilities to BB- from BB. With the change in credit rating, the interest rate applicable to borrowings under these secured credit facilities increased 0.5%. Borrowings under the $725 million revolving credit facility bore interest at a variable rate equal to the three-month LIBOR plus 2.5% (3.84% at February 20, 2003) and borrowings under the $250 million 364-day revolving credit facility bore interest at a variable rate equal to the three-month LIBOR plus 2.5% (3.84% at February 20, 2003). See Note 3 to the Consolidated Financial Statements for additional discussion of these credit facilities.

        Other Financings.    In January 2002, through NWA Funding LLC, the Company fully repaid $61 million outstanding under a receivables purchase agreement. Such repayment was required upon the occurrence of certain events, including exceeding a threshold of passenger refunds as a percentage of sales and the lowering of the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001.

        During June 2002, a second receivables purchase agreement was executed by Northwest, NWA Funding II, LLC ("NWA Funding II"), a wholly-owned, non-consolidated subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. During June 2002, Northwest sold $114 million of accounts receivable on a non-recourse basis to NWA Funding II, which sold $65 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements. The amount of loss recognized related to receivables securitized was not material. NWA Funding II maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The agreement is a one-year, $100 million revolving receivable purchase facility renewable annually that allows Northwest to sell additional receivables to NWA Funding II and NWA Funding II to sell variable undivided interests in these receivables to the Purchaser. NWA Funding II pays a yield to the Purchaser equal to A1/F1 commercial paper, as well as a program fee. The agreement provides for the early termination upon the occurrence of certain events including, among others, a strike event, falling below a minimum liquidity requirement of $1.10 billion as of the last day of any fiscal quarter, or the Company not meeting minimum credit ratings (defined as any two of the following three events occurring: (i) S&P's "Long Term Local Issuer Credit" rating below a B credit rating, (ii) Moody's "Senior Implied" rating below a B2 credit rating, or (iii) Fitch's "Senior Unsecured Debt" rating below a B credit rating). See Note 13 to the Consolidated Financial Statements for further discussion of NWA Funding II.

        Shelf Registration Statement.    The Company currently has an effective shelf registration statement for the issuance of $451 million of unsecured debt and pass-through certificates.

Critical Accounting Estimates

        The discussion and analysis of the Company's financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. See Note 1 to the Consolidated Financial Statements for additional discussion of the application of these estimates and other accounting policies. The Company's management discussed the development of the estimates and disclosures related to each of these matters with the audit committee of the Company's board of directors.

        Aircraft Valuation and Impairments.    The Company has evaluated its long-lived assets for possible impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the asset and future net cash flows to be generated by the asset. The current fair market value of the asset is determined by independent appraisal, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company's Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, such changes could impact the Consolidated Financial Statements.

        In December 2002, the Company revised its fleet plan, accelerating the retirement of 13 DC10-30 and nine Boeing 747-200 aircraft by an average of five and six years respectively. The Company recorded impairment charges of $352 million associated with these aircraft, engines and related inventory as a result of the retirement acceleration. See Note 1 to the Consolidated Financial Statements for additional discussion of impairment of long-lived assets.

        The Company's 2003 operating results will also be impacted by an estimated $20 million of additional depreciation expense, reflecting the combined result of the reduced average lives, a decrease in net book values and lower salvage values. If the current fair market values and salvage values of the impaired aircraft were decreased by 10%, the aircraft impairment charge would have increased by $17 million and the 2003 depreciation expense would decrease by $7 million.

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

        At December 31, 2002, the Company changed its assumed expected long-term rate of return on plan assets from 10.5% to 9.5%. In developing the expected long-term rate of return assumption, the

Company is provided projected returns by asset class from its pension investment advisors. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices. The Company's expected long-term rate of return on plan assets is based on an asset allocation assumption of 70% U.S. and international equities, with an expected long-term rate of return of 9.7%, 10% private equities with an expected long-term rate of return of 15.0%, and 20% fixed-income securities with an expected long-term rate of return of 6.9%. These assumptions result in a 9.7% weighted average rate of return on an annualized basis. Because of temporary fluctuations in market values, the actual asset allocation as of December 31, 2002 was 79% equities and 21% fixed-income instruments. The actual asset allocation is reviewed regularly and is periodically rebalanced to the targeted allocation.

        The plan assets have earned a rate of return substantially less than 9.5% in each of the last three years. Should this trend continue, the Company's average long-term historical rate of return in subsequent periods may be lower and could, in turn, cause the expected return on plan assets to be adjusted downward. If such adjustments become necessary, future pension expense would increase.

        Plan assets for the Company's pension plans are managed by external investment management organizations. These advisors are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

        At the end of each year, the Company determines the discount rate used to measure plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. By applying this methodology, the Company determined a discount rate of 6.75% to be appropriate at December 31, 2002, which is a reduction of 0.75% from the rate used at December 31, 2001.

        For the year ended December 31, 2002, the net effect of accounting for changes in the Company's pension plans decreased accumulated other comprehensive income by $1.03 billion. The negative impact on accumulated other comprehensive income was principally due to a 12.7% decrease in the fair value of the plan assets and the decrease in the discount rate to 6.75%. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25% would have changed accumulated other comprehensive income by $135 million.

        For the year ended December 31, 2002, the Company recognized consolidated pretax pension expense of $309 million, up from $231 million in 2001. Pension expense is anticipated to increase to approximately $400 million in 2003. Holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.5% would decrease/increase pension expense by approximately $25 million in 2003. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25% would decrease/increase pension expense by approximately $25 million in 2003.

        Revenue Recognition.    Passenger ticket proceeds are recorded in the air traffic liability account at the time of sale and represent an obligation of the Company to provide air travel in the future. Revenue is recognized, and the air traffic liability is reduced, as passengers use these tickets for transportation. The Company also performs monthly evaluations of this estimated liability and recognizes any adjustments as passenger revenues for that period. These adjustments relate primarily to ticket usage patterns, refunds, exchanges, inter-airline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. While these factors generally follow predictable patterns that provide a reliable basis for estimating the air traffic liability, and the Company uses historical trends and averages in its estimates, significant changes in business conditions and/or passenger behavior that affect these estimates could have a significant impact on the Consolidated Financial Statements. During 2002,

adjustments to the air traffic liability, reflecting unused tickets and the other factors cited above, were above historical norms by an amount that approximated one percent of passenger revenues.

        Frequent Flyer Accounting.    The Company utilizes a number of estimates in accounting for its WorldPerks frequent flyer program. The Company accounts for the frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards expected to be redeemed. A customer is expected to redeem their mileage, and a liability is recorded, when their account accumulates the minimum number of miles needed to obtain one flight award. Additional assumptions are made, based on past general customer behavior, regarding the likelihood of customers using the miles for first-class upgrades or other premiums instead of flight awards, as well as the likelihood of a customer never redeeming the miles. The estimated incremental cost is based on the system average cost per passenger for food and beverage, fuel, insurance, security, miscellaneous claims and WorldPerks service center expense. If the average incremental cost of outstanding awards were increased or decreased by 10%, the liability for the estimated incremental cost of flight awards expected to be redeemed would change by $13 million.

        The number of estimated travel awards outstanding at December 31, 2002, 2001 and 2000 was approximately 7,805,000, 8,320,000 and 7,162,000, respectively. The estimated liability excludes accounts that have never attained the minimum travel award level and awards that are expected to be redeemed for upgrades or are not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award. Northwest has recorded a liability for these estimated awards of $127 million, $132 million and $115 million at December 31, 2002, 2001 and 2000, respectively. The number of travel awards used for travel on Northwest during the years ended December 31, 2002, 2001 and 2000 was approximately 1,459,000, 1,398,000 and 1,263,000, respectively. These awards represented an estimated 7.8%, 7.5% and 6.6% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company's ability to manage frequent flyer inventory through seat allocations. In June 2002, the minimum program award miles was changed from 20,000 to 25,000 miles.

        The Company defers a portion of the revenue from the sale of mileage credits to participating partners such as credit card issuers, hotels, long-distance companies, car rental firms and other non-airline partners. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. The portion of revenue that is recognized at the time of sale represents amounts in excess of the fair value of the tickets to be redeemed.

        Goodwill and Intangible Assets.    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS No. 142 on January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill. During the first quarter of 2002, the Company performed the impairment test of its international routes and found the fair value to be in excess of the carrying value. During the first quarter of 2003, an independent third party appraisal was conducted for the Company's annual impairment test of its international routes and found the fair value to be in excess of the carrying value. During the fourth quarter of 2002, the Company also completed its impairment test of goodwill and found the fair value to be in excess of the carrying value.

        The Company's indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan and beyond from its U.S. hub airports indefinitely. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. The Company's carrying value of international route authorities was $634 million at December 31, 2002. Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes. If the life is then determined to be finite, the Company would begin amortizing the asset. The Company's goodwill balance of $18 million relates solely to the 1997 purchase of Pinnacle Airlines.

        Stock Based Compensation.    As of December 31, 2002, the Company has stock option plans for officers and key employees of the Company. See Note 7 to the Consolidated Financial Statements for additional discussion of stock options. The Company historically accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

        In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 and will account for this change in accounting principle using the "prospective method" as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 will be recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. The Company also adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, and the related disclosures are included in Note 7 to the Consolidated Financial Statements.

        On January 14, 2003, the Company completed an option exchange program. Officers of the company were able to exchange their current stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low price of the Company's common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their current stock options for phantom units at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past. Total compensation expense related to the options issued under the exchange program described above is anticipated to be approximately $3 million for the year ending December 31, 2003.

        Recent Accounting Pronouncements.    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities. SFAS No. 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. This new statement will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires certain guarantees to be recorded at fair value and to provide additional disclosures about each guarantee, or each group of similar guarantees. The Company has adopted the disclosure requirements for the period ending December 31, 2002 and will adopt the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. See Note 11 to the Consolidated Financial Statements for the Company's disclosures concerning its guarantor obligations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions are effective July 1, 2003. The Company is presently evaluating the impact of the new interpretation.

Other Information

        Labor Agreements.    Approximately 91% of the Company's employees are members of collective bargaining units. At December 31, 2002, all of the Company's union workers were under contract.

        Facilities Consolidation.    On October 15, 2002, the Company announced that it would close its Atlanta aircraft maintenance facility and its reservations center in Long Beach, California. Maintenance activity performed at the Atlanta facility was subsequently transferred to the Company's facilities in Minneapolis and Duluth. 385 of the 1,450 employees at the Atlanta maintenance facility that were eligible for transfer to other Northwest facilities chose not to transfer. The Long Beach reservations center closed in December, 2002. 150 Long Beach reservationists were eligible but elected not to transfer to the airline's six other reservations facilities, which will handle calls previously routed to Long Beach. In addition, Northwest closed three city ticket offices. As a result of these actions, approximately 100 management positions were eliminated in Atlanta and Long Beach. During the fourth quarter of 2002, the Company recorded a charge of $17 million for severance costs related to these closures.

        Alliances.    In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental and Delta Air Lines, Inc. ("Delta"). The marketing agreement is designed to connect the three carriers' domestic and international networks and provide for code sharing, frequent flyer program reciprocity and reciprocal airport club programs. Northwest, Continental and Delta reached an agreement in January 2003 with the U.S. Department of Justice on conditions related to the marketing agreement and are prepared to accept most of the additional conditions that the U.S. Department of Transportation ("DOT") sought to impose. However, several of the DOT's conditions were not acceptable to the three carriers. Northwest, Delta and Continental subsequently resubmitted their agreements to the DOT with alternative conditions under which the airlines are prepared to proceed. The DOT has issued a notice requesting comments on the revised agreements by March 18, 2003. The DOT has stated that the review period will end on April 2, 2003. In the event the conditions in dispute are not resolved, the DOT may elect to commence an enforcement proceeding if Northwest, Delta and Continental implement the marketing agreement. Northwest and KLM are also in discussions regarding mutual waivers of provisions in their joint venture agreement that are related to the full implementation of the marketing agreement.

        WORLDSPAN.    Northwest, Delta Air Lines, Inc. and AMR Corporation hold respective partnership interests of 33.7%, 40.0% and 26.3% in WORLDSPAN, a global Computer Reservations System. WORLDSPAN provides travel technology for travel suppliers, travel agencies, e-commerce sites and corporations worldwide. On March 3, 2003, an agreement was signed by Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, to purchase WORLDSPAN from the three airline owners. This transaction, which is scheduled to be completed in mid-2003, is subject to financing, government approvals and various other closing conditions.

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

        Aircraft Fuel.    The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over near-term price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. Market risk is estimated using a hypothetical 10% increase in the December 31, 2002 cost per gallon of fuel, assuming projected 2003 fuel usage. Net of hedging, such change would result in an increase to aircraft fuel expense of approximately $65 million in 2003, compared to an estimated $118 million for 2002 measured at December 31, 2001. As of December 31, 2002, the Company had hedged approximately 71% and 60% of 2003 first quarter and full year fuel requirements, respectively, compared to 9% and 2% of the 2002 first quarter and full year requirements, respectively, at December 31, 2001.

        Foreign Currency.    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2002 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $68 million for the year ending December 31, 2003, compared to an estimated decrease of $25 million for 2002 measured at December 31, 2001. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2002 and 2001. The variance is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

        The Company also has foreign currency non-cash exposure. The result of a 10% weakening in the value of the U.S. dollar would result in an increase to other income caused by the remeasurement of net foreign currency-denominated assets as of December 31, 2002 of an estimated $2 million in 2003 compared with an estimated decrease of $12 million caused by the remeasurement of net foreign currency denominated liabilities at December 31, 2001. This sensitivity analysis was prepared based upon projected foreign currency-denominated assets and liabilities as of December 31, 2002 and 2001.

        In 2002, the Company's yen-denominated net cash inflow was approximately 23 billion yen (approximately $225 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 5 billion yen (approximately $38 million) compared with 34 billion yen (approximately $369 million) and 12 billion yen (approximately $97 million), respectively, in 2001. In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income in 2002 was unfavorably impacted by approximately $85 million due to the average yen being weaker in 2002 compared to 2001 and unfavorably impacted in 2001 by approximately $12 million due to the average yen being weaker in 2001 compared to 2000. The average yen to U.S. dollar exchange rate, including the impact of hedge activity, for the years ending December 31, 2002, 2001 and 2000 was 104, 92 and 104, respectively. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $31 million and $85 million in 2002 and 2001, respectively. As of December 31, 2002, the Company had entered into forward contracts to hedge approximately 22% of its anticipated 2003 yen-denominated sales at an average rate of 114 yen per U.S. dollar, compared to 56% of 2002 sales hedged as of December 31, 2001.

        Interest.    The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. The Company's floating rate indebtedness was approximately 40% and 39% of the total long-term debt and capital lease obligations at December 31, 2002 and 2001, respectively. If long-term floating interest rates increased by 100 basis points during 2003 as compared to 2002, the Company's interest expense would increase by approximately $28 million, compared to an estimated $22 million for 2002 measured at December 31, 2001. If short-term interest rates increased by 100 basis points during 2003 as compared to 2002, the Company's interest income from cash equivalents and short-term investments would increase by approximately $21 million compared to an estimated $17 million for 2002 measured at December 31, 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 2002 and 2001.

        Market risk for fixed-rate indebtedness is estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates and amounts to approximately $113 million during 2003, compared to an estimated $142 million for 2002 measured at December 31, 2001. The fair values of the Company's indebtedness were estimated using estimated or quoted market prices and discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

        We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

                      ERNST & YOUNG LLP

Minneapolis, Minnesota
January 21, 2003

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,097	$2,512
Restricted short-term investments	100	100
Accounts receivable, less allowance (2002—$19; 2001—$20)	663	532
Flight equipment spare parts, less allowance (2002—$175; 2001—$121)	230	273
Deferred income taxes	105	122
Maintenance and operating supplies	79	64
Prepaid expenses and other	236	207

Total current assets	3,510	3,810
PROPERTY AND EQUIPMENT
Flight equipment	8,031	7,015
Less accumulated depreciation	2,046	1,981

	5,985	5,034
Other property and equipment	1,946	1,886
Less accumulated depreciation	900	854

	1,046	1,032

Total property and equipment	7,031	6,066
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	464	846
Less accumulated amortization	175	303

Total flight equipment under capital leases	289	543
OTHER ASSETS
Intangible pension asset	857	943
International routes, less accumulated amortization (2002—$333; 2001—$333)	634	634
Investments in affiliated companies	255	213
Other	713	766

Total other assets	2,459	2,556

Total Assets	$13,289	$12,975

        The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,216	$1,275
Accrued compensation and benefits	1,173	737
Accounts payable	652	691
Collections as agent	131	298
Accrued aircraft rent	261	253
Other accrued liabilities	493	476
Current maturities of long-term debt	281	223
Current obligations under capital leases	65	193

Total current liabilities	4,272	4,146
LONG-TERM DEBT	6,250	4,828
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	386	393
DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	3,050	1,749
Deferred income taxes	135	965
Other	679	606

Total deferred credits and other liabilities	3,864	3,320
MANDATORILY REDEEMABLE PREFERRED SECURITY OF SUBSIDIARY WHICH HOLDS SOLELY NON-RECOURSE OBLIGATION OF COMPANY—Note 5
(Redemption value 2002—$587; 2001—$530)	553	492
PREFERRED REDEEMABLE STOCK
(Liquidation value 2002—$226; 2001—$228)	226	227
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2002—110,799,943; 2001—110,344,796)	1	1
Additional paid-in capital	1,455	1,451
Accumulated deficit	(1,316)	(518)
Accumulated other comprehensive income (loss)	(1,347)	(305)
Treasury stock (2002—24,999,959 shares; 2001—25,136,582 shares)	(1,055)	(1,060)

Total common stockholders' equity (deficit)	(2,262)	(431)

Total Liabilities and Stockholders' Equity (Deficit)	$13,289	$12,975

        The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31
	2002	2001	2000
OPERATING REVENUES
Passenger	$8,025	$8,417	$9,653
Cargo	735	720	857
Other	729	768	730

Total operating revenues	9,489	9,905	11,240
OPERATING EXPENSES
Salaries, wages and benefits	3,878	3,963	3,610
Aircraft fuel and taxes	1,439	1,727	1,872
Depreciation and amortization	903	690	617
Selling and marketing	803	1,004	1,200
Aircraft maintenance materials and repairs	576	669	640
Other rentals and landing fees	576	533	513
Aircraft rentals	460	447	423
Other	1,700	1,740	1,796

Total operating expenses	10,335	10,773	10,671

OPERATING INCOME (LOSS)	(846)	(868)	569
OTHER INCOME (EXPENSE)
Airline Stabilization Act funds	(27)	461	—
Interest expense	(427)	(369)	(350)
Interest capitalized	25	29	23
Interest of mandatorily redeemable preferred security holder	(25)	(25)	(27)
Investment income	46	66	62
Earnings of affiliated companies	37	(5)	92
Other, net	(3)	41	66

Total other income (expense)	(374)	198	(134)

INCOME (LOSS) BEFORE INCOME TAXES	(1,220)	(670)	435
Income tax expense (benefit)	(422)	(247)	179

NET INCOME (LOSS)	(798)	(423)	256
Preferred stock requirements	—	(1)	(1)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(798)	$(424)	$255

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(9.32)	$(5.03)	$3.09

Diluted	$(9.32)	$(5.03)	$2.77

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(798)	$(423)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	903	690	617
Income tax expense (benefit)	(422)	(247)	179
Net receipts (payments) of income taxes	122	(24)	(61)
Pension and other postretirement benefit contributions less than expense	139	189	72
Sale proceeds of frequent flyer miles less than revenue	(5)	(48)	(161)
Net loss (earnings) of affiliates	(37)	64	(65)
Other, net	128	46	(26)
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(38)	102	(31)
Decrease (increase) in flight equipment spare parts	(14)	8	(2)
Decrease (increase) in supplies, prepaid expenses and other	(68)	79	(54)
Increase (decrease) in air traffic liability	(24)	16	(27)
Increase (decrease) in accounts payable	(46)	91	97
Increase (decrease) in other liabilities	(164)	220	43
Increase (decrease) in accrued liabilities	40	(117)	56

Net cash provided by (used in) operating activities	(284)	646	893
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,588)	(1,253)	(672)
Purchases of short-term investments	(334)	(205)	(194)
Proceeds from maturities of short-term investments	391	135	198
Proceeds from sale of property, equipment and other assets	15	602	97
Investments in affiliated companies and other, net	(36)	(9)	(8)

Net cash used in investing activities	(1,552)	(730)	(579)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(201)	(152)	(1,268)
Payment of capital lease obligations	(58)	(65)	(60)
Payment of short-term borrowings	(2)	(1,261)	—
Proceeds from long-term debt	1,740	2,102	614
Proceeds from short-term borrowings	—	1,245	—
Proceeds from sale and leaseback transactions	136	84	387
Other, net	(194)	(50)	(43)

Net cash provided by (used in) financing activities	1,421	1,903	(370)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(415)	1,819	(56)
Cash and cash equivalents at beginning of period	2,512	693	749

Cash and cash equivalents at end of period	$2,097	$2,512	$693

Available to be borrowed under credit facilities	$1	$—	$1,116

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance January 1, 2000	109.6	$1	$1,454	$(349)	$(9)	$(1,149)	$(52)
Net income	—	—	—	256	—	—	256
Other comprehensive income	—	—	—	—	4	—	4

Comprehensive income, net of tax							260
Accretion of Series C Preferred Stock	—	—	—	(1)	—	—	(1)
Series C Preferred Stock converted to Common Stock	0.3	—	11	—	—	—	11
Common Stock held in rabbi trusts	—	—	(11)	—	—	19	8
Other	0.2	—	5	—	—	—	5

Balance December 31, 2000	110.1	1	1,459	(94)	(5)	(1,130)	231
Net loss	—	—	—	(423)	—	—	(423)
Other comprehensive loss	—	—	—	—	(300)	—	(300)

Comprehensive loss, net of tax							(723)
Accretion of Series C Preferred Stock	—	—	—	(1)	—	—	(1)
Series C Preferred Stock converted to Common Stock	0.2	—	6	—	—	—	6
Common Stock held in rabbi trusts	—	—	(16)	—	—	70	54
Other	—	—	2	—	—	—	2

Balance December 31, 2001	110.3	1	1,451	(518)	(305)	(1,060)	(431)
Net loss	—	—	—	(798)	—	—	(798)
Other comprehensive loss	—	—	—	—	(1,042)	—	(1,042)

Comprehensive loss, net of tax							(1,840)
Series C Preferred Stock converted to Common Stock	0.1	—	1	—	—	—	1
Common Stock held in rabbi trusts	—	—	(3)	—	—	5	2
Other	0.4	—	6	—	—	—	6

Balance December 31, 2002	110.8	$1	$1,455	$(1,316)	$(1,347)	$(1,055)	$(2,262)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Northwest Airlines Corporation ("NWA Corp.") is a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. ("Northwest"). The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, as well as Orbitz, LLC and NWA Funding II, LLC, are accounted for by the equity method. Other investments are accounted for by the cost method.

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

        Business:    Northwest's operations comprise approximately 95% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 175 cities in 24 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a trans- Atlantic alliance with KLM Royal Dutch Airlines ("KLM"), which operates through a hub in Amsterdam, and a global alliance with Continental Airlines, Inc. ("Continental").

        Flight Equipment Spare Parts:    Flight equipment spare parts are carried at the lower of average cost or market and are expensed when consumed in operation. An allowance for depreciation is provided at rates which depreciate cost, less residual value, over the estimated useful lives of the related aircraft. Inventory sales at amounts greater or less than their carried values are recorded in a reserve account and therefore do not generate gain or loss recognition for income statement purposes.

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

        The Company accounts for certain airport leases under the Emerging Issues Task Force ("EITF") Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, to be recorded on the balance sheet. These capitalized expenditures of $201 million at December 31, 2002, are recorded in other property and equipment with the corresponding obligation included in long-term obligations under capital leases, and relate to airport improvements at Minneapolis-St. Paul, Memphis, Knoxville and Seattle.

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

        International Routes and Goodwill:    The Company's international routes result from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive "fifth freedom" rights from Japan to India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan from its U.S. hub and gateway airports indefinitely. The Company's goodwill balance of $18 million relates solely to the 1997 purchase of Pinnacle Airlines. Through the end of 2001, the international routes and goodwill were amortized on a straight-line basis over 40 years.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS No. 142 on January 1, 2002, and as a result no longer amortizes its international routes and goodwill.

        During the first quarter of 2002, the Company performed the impairment test of its international routes and found the fair value to be in excess of the carrying value. During the first quarter of 2003, an independent third party appraisal was conducted for the Company's annual impairment test of its international routes and found the fair value to be in excess of the carrying value. During the fourth quarter of 2002, the Company also completed its impairment test of goodwill and found the fair value to be in excess of the carrying value.

        The following table presents net income (loss) and earnings (loss) per share for comparable periods in 2002, 2001 and 2000 adjusted for amortization of goodwill and indefinite lived intangible assets, which are not tax effected since these expenses were not deductible for tax purposes:

	Twelve Months Ended December 31,
	2002	2001	2000
	(in millions, except per share amounts)
Reported net income (loss)	$(798)	$(423)	$256
Goodwill amortization	—	1	1
International route amortization	—	23	23

Adjusted net income (loss)	$(798)	$(399)	$280

Basic earnings per share:
Reported earnings (loss) per common share	$(9.32)	$(5.03)	$3.09
Goodwill amortization	—	0.01	0.01
International route amortization	—	0.28	0.28

Adjusted basic earnings (loss) per share	$(9.32)	$(4.74)	$3.38

Diluted earnings per share:(1)
Reported earnings (loss) per common share	$(9.32)	$(5.03)	$2.77
Goodwill amortization	—	0.01	0.01
International route amortization	—	0.28	0.25

Adjusted diluted earnings (loss) per share	$(9.32)	$(4.74)	$3.03

(1)
For the twelve months ended December 31, 2002 and 2001, no incremental shares related to dilutive securities were used to calculate diluted earnings per share because of the anti-dilutive impact caused by inclusion of these securities. See Note 2 for additional information regarding earnings (loss) per share.

        Impairment of Long-Lived Assets:    The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records, in depreciation expense, impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The current fair market value of the assets is determined by recent transactions involving sales of similar aircraft, outside appraisals, asset utilization, expected remaining useful lives, future market trends and projected salvage values to determine the fair market value of these assets. Impairment losses are measured by comparing the fair value of the asset to its carrying amount.

        In December 2002, the Company revised its fleet plan, accelerating the retirement of nine Boeing 747-200 and 13 DC10-30 aircraft. The Company recorded non-cash impairment charges of $352 million to reflect reductions in the estimated market values of certain aircraft, engines and related inventory in the fourth quarter of 2002. These charges consisted of $294 million related to the aircraft, $23 million write-down of spare engines, and $35 million of related inventory.

        In the third and fourth quarters of 2001, the Company recorded non-cash impairment charges of $161 million to reflect reductions in the estimated market values of certain aircraft and related inventory due to reduced demand resulting from the events of September 11, 2001. The impairment charges consisted of a $96 million write-down to the estimated market value of 25 Boeing 727 aircraft and five Boeing 747 freighter aircraft. The remaining $65 million of impairment charges related to seven non-operating aircraft that had been stored for future sale, two DC9 aircraft and three Boeing 727 aircraft retired during 2001, and four Boeing 747-200 aircraft retired or scheduled to be retired by 2004. These impairment charges included $9 million to write-down related spare parts to their estimated fair market value.

        In December 2000, the Company accelerated the retirement of 21 DC10-40 and six DC10-30 aircraft in anticipation of the replacement of these aircraft with Airbus A330 and Boeing 757-300 aircraft. As a result, the Company recorded a non-cash fleet disposition charge of $125 million in depreciation and amortization. The fleet disposition charge included a $29 million write-down of related spare parts to their estimated fair market value.

        Frequent Flyer Program:    The estimated incremental cost of providing travel awards earned under Northwest's WorldPerks frequent flyer program is accrued and included in the accompanying consolidated balance sheets as air traffic liability. The Company also sells mileage credits to participating companies in its frequent flyer program. A portion of such revenue is deferred and amortized as transportation is provided.

        Operating Revenues:    Passenger and cargo revenues are recognized when the transportation is provided or the ticket expires unused. The air traffic liability represents the estimated value of sold but unused tickets and is regularly evaluated by the Company. Other revenues include MLT Inc. ("MLT"), transportation fees and charter revenues, and are recognized when the service or transportation is provided.

        Advertising:    Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $93 million, $98 million and $127 million in 2002, 2001, and 2000, respectively.

        Employee Stock Options:    As of December 31, 2002, the Company has stock option plans for officers and key employees of the Company. The Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002. See Note 7 to the Consolidated Financial Statements for additional disclosure of the Company's stock options, including a table which illustrates the effect on net income and earnings per share if the

Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

        Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 and will account for this change in accounting principal using the "prospective method" as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 will be recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted.

        New Accounting Standards:    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities. SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. This new statement will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires certain guarantees to be recorded at fair value and to provide additional disclosures about each guarantee, or each group of similar guarantees. The Company has adopted the disclosure requirements of FIN No. 45 for the period ending December 31, 2002 and will adopt the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. See Note 11 to the Consolidated Financial Statements for the Company's disclosures concerning its guarantor obligations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions are effective July 1, 2003. The Company is evaluating the impact of the new interpretation.

        Foreign Currency:    Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The manditorily redeemable preferred security (see Note 5) and other assets and liabilities associated with certain properties located outside of the U.S. whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to accumulated other comprehensive income (loss), a component of common stockholders' equity (deficit).

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

Note 2—Earnings (Loss) Per Share Data

        The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

	2002	2001	2000
	(in millions, except share data)
Numerator:
Net income (loss) applicable to common stockholders for basic earnings (loss) per share	$(798)	$(424)	$255
Effect of dilutive securities—Series C Preferred Stock	—	—	1

Net income (loss) applicable to common stockholders after assumed conversions for diluted earnings (loss) per share	$(798)	$(424)	$256

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	85,655,786	84,280,222	82,629,233
Effect of dilutive securities:
Series C Preferred Stock	—	—	6,941,938
Shares held in non-qualified rabbi trusts	—	—	2,183,978
Employee stock options	—	—	500,317

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	85,655,786	84,280,222	92,255,466

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	6,926,103	7,921,443	—

        For additional disclosures regarding the Series C Preferred Stock, shares held in rabbi trusts and employee stock options, see Notes 6 and 7.

Note 3—Long-Term Debt and Short-Term Borrowings

        Long-term debt as of December 31 consisted of the following (with interest rates as of December 31, 2002):

	2002	2001
	(in millions)
Pass-through certificates due through 2022, 6.2% weighted-average rate(a)	$1,651	$820
Unsecured notes due 2004 through 2039, 8.7% weighted-average rate(b)	1,591	1,291
Equipment pledge notes due through 2019, 3.4% weighted-average rate(c)	1,103	654
Revolving Credit Facilities due 2005, 4.3%(d)	962	962
Secured notes due through 2009, 2.7% weighted-average rate	307	339
Aircraft notes due through 2016, 6.0% weighted-average rate	299	315
Sale-leaseback financing obligations due through 2020, 8.5% imputed rate(e)	221	219
NWA Trust No. 2 aircraft notes due through 2012, 9.8% weighted-average rate(f)	220	230
NWA Trust No. 1 aircraft notes due through 2006, 8.6% weighted-average rate(g)	117	141
Other	60	80

Total debt	6,531	5,051
Less current maturities	281	223

Long-term debt	$6,250	$4,828

(a)
In 1999, the Company completed public offerings of $795 million in pass-through certificates to finance seven Airbus A320, 14 Airbus A319 and 14 AVRO RJ85 aircraft. In June 2000, the Company completed a public offering of $522 million in pass-through certificates to finance 13 new Airbus A319 aircraft delivered in 2001 and to refinance six Boeing 757-200 aircraft delivered in 1996. In June 2001, the Company completed a public offering of $581 million of pass-through certificates to finance or refinance the acquisition of 14 aircraft consisting of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft delivered between March and December 2002. In July 2001, the Company completed a public offering of $396 million in European pass-through certificates to finance nine new Airbus A319 aircraft and five new Airbus A320 aircraft delivered between November 2001 and July 2002. In August 2002, the Company completed a pre-funded public offering of $749 million of pass-through certificates to finance or refinance the acquisition of 11 new Airbus A319 aircraft, six new Boeing 757-300 aircraft and three new Airbus A330 aircraft scheduled to be delivered between October 2002 and December 2003.

  The pre-funded cash proceeds from the pass-through certificates were deposited with an escrow agent and are not assets or direct obligations of, or guaranteed by, the Company and are therefore not included in the Consolidated Financial Statements. As aircraft are delivered or refinanced, the Company utilizes the cash proceeds to finance these aircraft as secured debt financing for ownership or as non-recourse debt used for leveraged lease financing. If a leveraged lease is obtained for any aircraft (under which the aircraft would be acquired from the manufacturer, and leased back by Northwest) the debt associated with the aircraft becomes part of the lease and will not be a direct obligation of the Company or Northwest. Lease obligations that qualify as operating leases under SFAS No. 13 are disclosed in Note 4 to the Consolidated Financial Statements.

  At December 31, 2002, $1.65 billion of the equipment notes underlying the pass-through certificates issued for 61 aircraft are direct obligations of Northwest. Interest on the pass-through certificates is payable semi-annually or quarterly. At December 31, 2002, $668 million of the unused proceeds from pass-through certificates were held in escrow and are not recorded as an asset or direct obligation of NWA Corp. or Northwest.

(b)
In March 1997, the Company issued $150 million of 8.375% notes due 2004 and $100 million of 8.70% notes due 2007. In March 1998, the Company issued $200 million of 7.625% notes due 2005 and $200 million of 7.875% notes due 2008. In April 1999, the Company issued $200 million of 8.52% notes due 2004. In August 1999, the Company completed the retail issuance of $143 million of 9.5% senior unsecured quarterly interest bonds, maturing in 2039. These bonds may be redeemed by Northwest beginning in 2004 without penalty. In May 2001, the Company issued $300 million of 8.875% notes due 2006. In March 2002, the Company issued $300 million of 9.875% notes due 2007. Interest on each of these notes is payable semi-annually unless otherwise noted.

(c)
The equipment pledge notes include new financings completed during 2002 of $492 million for the acquisition of six Airbus A319 aircraft and refinancing of three Boeing 757-200 aircraft, two Boeing 757-300 aircraft and the refinancing of three Boeing 747-400 aircraft (formerly held under capital leases). Interest on the notes is payable semi-annually or quarterly.

(d)
The Company's secured credit facilities consisted of a $725 million revolving credit facility ($12 million of which has been utilized to establish letters of credit), available until October 2005, and a $250 million 364-day revolving credit facility, available until October 2003, which is renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. This credit agreement is secured by the Company's Pacific route system and certain aircraft. On June 28, 2002, Standard & Poor's downgraded the rating on the Company's secured credit facilities to BB- from BB. With the change in credit rating, the interest rate on borrowings under these secured credit facilities increased 0.5%. As of December 31, 2002 borrowings under the $725 million revolving credit facility bears interest at a variable rate equal to the six-month London Interbank Offered Rate ("LIBOR") plus 2.5% (4.25% at December 31, 2002) and borrowings under the $250 million 364-day revolving credit facility bears interest at a variable rate equal to the four-month LIBOR plus 2.5% (4.33% at December 31, 2002). Commitment fees are payable by the Company on the unused portion of the revolving credit facilities at a variable rate equal to 0.5% per annum at December 31, 2002, and are not considered material.

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

  In February 2002, the MAC refinanced the debt used to finance the MAC's original purchase of Northwest assets. The savings generated by this refinancing will be passed on to Northwest as reduced lease payments to the MAC. The Company's imputed interest rate related to these bonds is 8.458%.

(f)
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

  Financing of $352 million was obtained through the issuance of $176 million of 9.25% Class A Senior Aircraft Notes, $66 million of 10.23% Class B Mezzanine Aircraft Notes, $44 million of 11.30% Class C Mezzanine Aircraft Notes and $66 million of 13.875% Class D Subordinated Aircraft Notes. Substantially all of the Class D notes were repurchased by the Company in December 1997. The notes are payable semi-annually from rental payments made by Northwest under the lease of the aircraft and are secured by the aircraft subject to the lease as well as the lease itself.

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

        Maturities of long-term debt for the five years subsequent to December 31, 2002 are as follows (in millions):

2003	$281
2004	623
2005	1,430
2006	563
2007	673

        At December 31, 2002, the Company was in compliance with the covenants of all of its debt and lease agreements. Various assets, principally aircraft and route authorities, having an aggregate book value of $5.89 billion at December 31, 2002, were pledged under various loan agreements.

        The weighted-average interest rates on short-term borrowings outstanding at December 31 were 3.04%, 3.59% and 6.57% for 2002, 2001 and 2000, respectively.

        Cash payments of interest, net of capitalized interest, aggregated $421 million, $307 million and $312 million in 2002, 2001 and 2000, respectively.

        Manufacturer debt financing utilized in connection with the acquisition of aircraft was $25 million, $21 million and $254 million in 2002, 2001 and 2000, respectively. These amounts are considered non-cash transactions and are therefore excluded from proceeds from long-term debt and capital expenditures in the Consolidated Statements of Cash Flows. These amounts are included in the Consolidated Balance Sheets as long-term debt and flight equipment.

Note 4—Leases

        The Company leases under noncancelable operating leases certain aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032. Certain aircraft and portions of facilities are subleased under noncancelable operating leases expiring in various years through 2032.

        Rental expense for all operating leases for the years ended December 31 consisted of the following:

	2002	2001	2000
	(in millions)
Gross rental expense	$863	$811	$765
Sublease rental income	(145)	(129)	(110)

Net rental expense	$718	$682	$655

        At December 31, 2002, Northwest leased 126 of the 439 aircraft it operates. Of these, 18 were capital leases and 108 were operating leases. Base term lease expiration dates range from 2003 to 2009 for aircraft under capital leases, and from 2003 to 2025 for aircraft under operating leases. Northwest's aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term. Of the 126 aircraft lease agreements, 116 provide Northwest with purchase options during the lease, at the end of the lease, or both, on terms that approximate fair market value.

        At December 31, 2002, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows:

		Operating leases
	Capital Leases
		Aircraft	Non-aircraft
	(in millions)
2003	$99	$582	$160
2004	74	575	151
2005	64	565	139
2006	50	577	130
2007	51	577	120
Thereafter	583	4,703	1,245

	921	7,579	1,945
Less sublease rental income		369	33

Total minimum operating lease payments		$7,210	$1,912

Less amounts representing interest	470

Present value of future minimum capital lease payments	451
Less current obligations under capital leases	65

Long-term obligations under capital leases	$386

        The above table includes operating leases for 51 aircraft operated by and subleased to Pinnacle Airlines, Inc. ("Pinnacle Airlines"), and 85 aircraft operated by and subleased to Mesaba Aviation, Inc. ("Mesaba"). Base term lease expiration dates for Northwest range from 2003 to 2021. These aircraft leases can generally be renewed by Northwest for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term.

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

        The restructured obligation matures in three approximately equal annual installments due in 2005, 2006 and 2007. In addition to these installments, cash payments of interest and principal are made semi-annually throughout the term. The rate of interest varies from period to period and is capped at 6%. The obligation is non-recourse to the Company. The Company has the ability to transfer the land and buildings in full satisfaction of all Company obligations related to the financing.

        The carrying value is being accreted over 12 years from October 1995 to the ultimate maturity value of 69.83 billion yen ($587 million based on the December 31, 2002 exchange rate). Such accretion is included as a component of interest of mandatorily redeemable preferred security holder.

Note 6—Preferred Redeemable and Common Stock

        Series C Preferred Stock:    As part of labor agreements reached in 1993, NWA Corp. issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock"), and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock except as described below. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. As long as the Common Stock is publicly traded, no dividends accrue on the Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2002, 4.3 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.8 million shares outstanding are convertible into 6.6 million shares of Common Stock. During 2002, 30,845 shares of Series C Preferred Stock were converted into 42,071 shares of Common Stock.

        The holders of outstanding Series C Preferred Stock have a "put right" in 2003 to require NWA Corp. to repurchase such shares for an amount (projected to be $226 million at the August 1, 2003 put date) equal to the actual wage savings achieved under the 1993 labor agreement. NWA Corp. has the option to repurchase such shares in cash, by the issuance of additional Common Stock, or by the use of cash and stock. A decision to issue only additional Common Stock must be approved by a majority of the three directors elected by the holders of the Series C Preferred Stock. If NWA Corp. decides not to repurchase the Series C Preferred Stock, quarterly dividends will accrue beginning August 1, 2003, at 12% per annum and the employee unions will receive three additional Board of Directors positions. If, on August 1, 2003, NWA Corp. decides not to repurchase the Series C Preferred Stock, on each succeeding quarter end date, NWA Corp. must use all "Available Cash", as defined, to effect partial repurchases of the Series C Preferred Stock. Any decision not to use all Available Cash to effect such partial purchases must be approved by a majority of the directors elected by the holders of the Series C Preferred Stock. The financial statement carrying value of the Series C Preferred Stock is being accreted over 10 years commencing August 1993 to the ultimate put price, and was $226 million at December 31, 2002.

        Common Stock:    The Company was required to adopt the provisions of EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust, on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts. The 4,401 and 141,021 shares of Common Stock as of December 31, 2002 and 2001, respectively, that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the historical cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity (deficit), net of tax. After the adoption date, but prior to settlement through either contribution to qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of $25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trusts as trading and recorded them at fair market value.

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

Note 7—Stock Options

        Stock Option Plan for Officers and Key Employees:    As of December 31, 2002, NWA Corp. had stock option plans for officers and key employees of the Company. Options generally become exercisable in equal annual installments over four or five years and expire 10 years from the date of the grant. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31
	2002	2001	2000
	(in millions, except per share amounts)
Net income (loss), as reported	$(798)	$(423)	$256
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax.	(9)	(10)	(12)

Pro forma net income (loss)	$(807)	$(433)	$244

Earnings (loss) per share:
Basic—as reported	$(9.32)	$(5.03)	$3.09
Basic—pro forma	$(9.43)	$(5.14)	$2.95
Diluted—as reported	$(9.32)	$(5.03)	$2.77
Diluted—pro forma	$(9.43)	$(5.14)	$2.65

        Following is a summary of stock option activity for the years ended December 31:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	8,757	$25.40	6,235	$29.94	5,067	$31.79
Granted	218	7.33	3,454	17.98	1,959	25.05
Forfeited	(639)	28.93	(850)	29.61	(620)	33.67
Exercised	(413)	12.74	(82)	14.76	(171)	15.05

Outstanding at end of year	7,923	25.27	8,757	25.40	6,235	29.94
Exercisable at end of year	3,728	31.73	3,259	30.60	2,425	30.28
Reserved for issuance	21,815		21,815		16,806
Available for future grants	7,570		7,150		5,613

At December 31, 2002:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(shares in thousands)
$4.740 to $25.125	5,014	7.8	years	$18.75	1,425	$22.08
25.406 to 39.375	2,231	5.6		33.46	1,654	34.36
40.188 to 64.406	678	4.9		46.63	649	46.23

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Weighted average risk-free interest rate	3.3%	4.5%	6.4%
Stock price volatility	40%	30%	30%
Expected lives in years	6	6	6

        The weighted-average fair value of options granted during 2002, 2001 and 2000 is $3.23, $6.96 and $10.77 per option, respectively.

        Stock Option Plan for Pilots:    In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan ("Pilot Plan"). The Company has reserved for issuance 2.5 million shares of Common Stock under the Pilot Plan.

        Following is a summary of the Pilot Plan activity for the years ended December 31:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	2,486	$25.58	1,987	$27.08	1,497	$26.81
Granted	—	—	500	19.62	500	27.88
Exercised	—	—	(1)	26.33	(10)	26.82

Outstanding at end of year	2,486	25.58	2,486	25.58	1,987	27.08

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000
Weighted average risk-free interest rate	4.5%	6.4%
Stock price volatility	30%	30%
Expected lives in years	6	6

        There were no options granted under the pilot plan in 2002. The weighted-average fair value of options granted during 2001 and 2000 is $7.37 and $11.56 per option, respectively. All outstanding options are exercisable at December 31, 2002 and the weighted-average remaining contractual life was 6.9 years.

        Stock Incentive Plans:    Shares of restricted stock were awarded at no cost to certain officers and key employees in 2002, 2001 and 2000. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the four-year vesting period. As of December 31, 2002, 1,181,229 shares were outstanding and not vested.

        A long-term incentive performance plan was established in 2000 under which 503,600 phantom stock units were awarded to certain key officers. Phantom units were awarded to other management employees in 2002 and 2001 with 521,006 and 492,496 phantom stock units awarded, respectively. The performance plan units vest over three to five performance periods upon satisfaction of certain established performance standards. The phantom units vest over a four year period. Each unit represents the right to receive a cash payment equal to the market price of the Company's stock as defined in the plan. The average market price on the date of grant was between $5.70 and $18.45 for 2002, and $24.55 and $24.60 for the 2001 and 2000 grants, respectively.

        Option Exchange Program:    On January 14, 2003, the Company completed an option exchange program. Officers of the Company were able to exchange their current stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low stock price of the Company's common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their current stock options for phantom units at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period ending stock price consistent with how phantom units have been expensed in the past. Compensation expense related to stock options issued under this exchange program is anticipated to be approximately $3 million for the year ending December 31, 2003. The Company has agreed to a similar option exchange program for outstanding awards under the stock option plan for pilots. Such an exchange program is contingent upon commencement of codesharing under the marketing agreement with Continental and Delta Air Lines, Inc.

Note 8—Accumulated Other Comprehensive Income (Loss)

        The following table sets forth information with respect to accumulated other comprehensive income (loss) ("OCI"):

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	OCI of Affiliated Companies	Unrealized Gain on Investments	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at January 1, 2000	$(46)	$31	$—	$(3)	$9	$(9)
Before tax amount	11	3	(30)	13	9	6
Tax effect	(4)	(1)	11	(5)	(3)	(2)

Net-of-tax amount	7	2	(19)	8	6	4
Balance at December 31, 2000	(39)	33	(19)	5	15	(5)
Before tax amount	14	(3)	(452)	(8)	(23)	(472)
Tax effect	(5)	1	165	3	8	172

Net-of-tax amount	9	(2)	(287)	(5)	(15)	(300)
Balance at December 31, 2001	(30)	31	(306)	—	—	(305)
Before tax amount	(11)	(14)	(1,618)	—	—	(1,643)
Tax Effect	4	5	592	—	—	601

Net-of-tax amount	(7)	(9)	(1,026)	—	—	(1,042)
Balance at December 31, 2002	$(37)	$22	$(1,332)	$—	$—	$(1,347)

Note 9—Income Taxes

        Income tax expense (benefit) consisted of the following for the years ended December 31:

	2002	2001	2000
	(in millions)
Current:
Federal	$(218)	$(127)	$57
Foreign	2	2	1
State	2	1	6

	(214)	(124)	64
Deferred:
Federal	(185)	(94)	110
Foreign	(2)	(5)	(1)
State	(21)	(24)	6

	(208)	(123)	115

Total income tax expense (benefit)	$(422)	$(247)	$179

        Reconciliations of the statutory rate to the Company's income tax expense (benefit) for the years ended December 31 are as follows:

	2002	2001	2000
	(in millions)
Statutory rate applied to income (loss) before income taxes	$(427)	$(235)	$152
Add (deduct):
State income tax expense (benefit) net of federal benefit	(19)	(24)	7
Non-deductible meals and entertainment	7	10	11
Adjustment to valuation allowance and other income tax accruals	15	6	5
Other	2	(4)	4

Total income tax expense (benefit)	$(422)	$(247)	$179

        The net deferred tax liabilities listed below include a current net deferred tax asset of $105 million and $122 million and a long-term net deferred tax liability of $135 million and $965 million as of December 31, 2002 and 2001, respectively.

        Significant components of the Company's net deferred tax liability as of December 31 were as follows:

	2002	2001
	(in millions)
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,784	$1,781
Expenses other than accelerated depreciation and amortization	250	256
Other	10	9

Total deferred tax liabilities	2,044	2,046

Deferred tax assets:
Expenses not yet deducted for tax purposes	365	371
Pension and postretirement benefits	995	405
Gains from the sale-leaseback of aircraft	124	154
Rent expense	95	93
Travel award programs	38	48
Leases capitalized for financial reporting purposes	29	41
Net operating loss carryforward	274	11
Foreign tax, general business and other credit carryforward	33	34
Alternative minimum tax credit carryforward	76	46

Total deferred tax assets	2,029	1,203
Valuation allowance for deferred tax asset	(15)	—

Net deferred tax assets	2,014	1,203

Net deferred tax liability	$30	$843

        The Company has certain federal tax deferred assets available for use in the regular tax system or the alternative minimum tax ("AMT") system. The deferred assets available for utilization in the regular system include: AMT credits of $76 million, net operating loss carryforwards of $688 million, general business credits of $8 million and foreign tax credits of $18 million. The deferred assets available for utilization in the AMT system are: net operating loss carryforwards of $288 million and foreign tax credits of $18 million. AMT credits available for use in the regular system have an unlimited carryforward period and all other deferred tax assets in both systems are available for carryforward to years beyond 2002, expiring in 2003 through 2022.

        The Company also has the following deferred tax assets available at December 31, 2002 for use in certain states: net operating losses with tax benefit value of approximately $33 million and state job credits of $7 million available for carryforward to years beyond 2002, expiring in 2006 through 2022.

        Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the company's financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryover periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets. The tax benefit recorded in 2002 includes a provision of $15 million for tax credits that are expected to expire unused. As a result of the Company's cumulative losses over the past two fiscal years and the full utilization of its loss carryback potential, it is more likely than not that any future deferred tax assets would require a valuation allowance be recorded to fully reserve against the uncertainty that those assets would be realized.

        On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 ("the Act") was enacted. The Act provides, in part, an extension of the period for the carryback of net operating losses ("NOLs") arising in 2001 and 2002 from two years to five years. The Act also allows that Alternative Minimum Tax NOLs generated in either 2001 or 2002 can fully offset Alternative Minimum Taxable Income in the carryback period. These changes allowed the Company to claim a federal income tax refund of $24 million and $218 million related to the carryback of its 2001 and 2002 NOLs. As of December 31, 2002, the Company had a $30 million net deferred tax liability that could be utilized against tax benefits generated by future pre-tax losses of approximately $80 million at the Company's current statutory tax rate. Consequently, pre-tax losses above $80 million are not expected to be reduced by the recognition of tax benefits associated with such losses.

Note 10—Commitments

        The Company's firm orders for 62 new aircraft to be operated by Northwest consist of scheduled deliveries for 14 Airbus A330-300 aircraft from 2003 through 2008, ten Airbus A330-200 aircraft from 2004 through 2008, eight Airbus A320 aircraft from 2003 through 2006, 21 Airbus A319 aircraft from 2003 through 2006, and nine Boeing 757-300 aircraft in 2003. Included in these firm orders are two Airbus A320 and four Airbus A319 aircraft scheduled for delivery in 2004 and 2005, which were converted from options to firm orders in the first quarter of 2002. As of December 31, 2002, the Company also had firm orders for 78 Bombardier CRJ200/440 aircraft, which will be leased or subleased to and operated by Northwest Airlink regional carriers. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not required to take delivery of the aircraft.

        Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.79 billion in 2003, $1.23 billion in 2004, $1.19 billion in 2005, $576 million in 2006, $246 million in 2007 and $232 million in 2008. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings. Financing commitments available for use by the Company are in place for all of the aircraft on order.

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

        Guarantees and Indemnifications:    The Company is the lessee under many aircraft financing agreements and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company's use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to the Company's use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft.

        The Company is the guarantor of approximately $398 million of obligations related to tax-exempt facilities bonds issued by airports and/or airport commissions in Minneapolis/St. Paul, Detroit, Memphis, New York (JFK) and Duluth. These obligations are included in the future minimum lease payments listed in Note 4 to the Consolidated Financial Statements and payable solely from the Company's space rentals paid under long-term lease agreements with the respective governing bodies. The lease terms end between 2011 and 2029.

        The Company guarantees $89 million of residual value on four operating leased aircraft. The Company also guarantees the lease payments on eight aircraft leased by a non-consolidated affiliate. As of December 31, 2002, the total amount of future lease payments on these eight aircraft was $34 million.

Note 12—Pension and Other Postretirement Health Care Benefits

        The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. The Company did not make any excess contributions in 2002 or 2001. In 2000, the Company made contributions of $36 million in excess of its minimum requirement.

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

        The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$6,674	$5,491	$647	$531
Service cost	218	188	26	19
Interest cost	503	451	51	40
Plan amendments	—	356	(128)	16
Actuarial loss and other	596	497	95	73
Benefits paid	(353)	(309)	(39)	(32)

Benefit obligations at end of year	7,638	6,674	652	647

Change in plan assets:
Fair value of plan assets at beginning of year	4,399	5,005	5	5
Actual return on plan assets	(548)	(370)	—	—
Employer contributions	192	73	39	32
Benefits paid	(353)	(309)	(39)	(32)

Fair value of plan assets at end of year	3,690	4,399	5	5

Funded Status—underfunded	(3,948)	(2,275)	(647)	(642)
Unrecognized net actuarial loss	2,734	1,082	313	234
Unrecognized prior service cost	804	905	(81)	48

Net amount recognized	$(410)	$(288)	$(415)	$(360)

        Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(in millions)
Prepaid benefit costs	$13	$6	$—	$—
Intangible asset	857	943	—	—
Accrued benefit liability	(3,380)	(1,719)	(415)	(360)
Accumulated other comprehensive loss	2,100	482	—	—

Net amount recognized	$(410)	$(288)	$(415)	$(360)

        The Company's pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	2002	2001
	(in millions)
Projected benefit obligation	$7,624	$6,661
Accumulated benefit obligation	7,031	6,086
Fair value of plan assets	3,675	4,384

        Weighted-average assumptions for pension and other benefits as of December 31 were as follows:

	2002	2001	2000
Discount rate	6.75%	7.50%	7.85%
Rate of future compensation increase	3.60%	3.90%	3.90%
Expected long-term return on plan assets	10.50%	10.50%	10.50%

        At December 31, 2002, the Company changed its assumed expected long-term rate of return on plan assets from 10.5% to 9.5%. This change will increase 2003 pension expenses, but does not impact any disclosures made as of December 31, 2002.

        For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease 0.5% per year for five years to 5% in 2008 and remain at that level thereafter.

        The components of net periodic cost of defined benefit plans included the following:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
	(in millions)
Service cost	$218	$188	$149	$26	$19	$14
Interest cost	503	451	397	51	40	32
Expected return on plan assets	(538)	(514)	(468)	—	—	(1)
Amortization of prior service cost	80	75	55	5	3	1
Recognized net actuarial loss and other events	46	31	1	12	6	2

Net periodic benefit cost	$309	$231	$134	$94	$68	$48

        Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(in millions)
Effect on total of service and interest cost components	$11	$(9)
Effect on accumulated postretirement benefit obligations	75	(65)

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

        Mesaba Holdings, Inc.:    The Company owns 27.8% of the common stock of Mesaba Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has warrants to acquire Mesaba Holdings, Inc. common stock, none of which were in-the-money as of December 31, 2002. The Company accounts for its investment in Mesaba using the equity method.

        Northwest and Mesaba signed a 10-year Airline Services Agreement ("ASA") effective July 1, 1997, under which Northwest determines Mesaba's commuter aircraft scheduling and fleet composition. The ASA is structured as a capacity purchase agreement under which Northwest pays Mesaba to operate the flights on Northwest's behalf and Northwest is entitled to all revenues associated with those flights. Under this agreement, Northwest paid Mesaba $454 million, $398 million and $442 million for the years ended December 31, 2002, 2001 and 2000, respectively. These payments are recorded on a net basis as a reduction to passenger revenues. The Company had a payable to Mesaba of $28 million and $48 million as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba. In addition, as of December 31, 2002, the Company has leased 11 owned and subleased 25 leased AVRO regional jet aircraft to Mesaba under a Regional Jet Services Agreement consummated in October 1996.

        Worldspan:    The Company owns a 33.7% interest in WORLDSPAN, L.P., an affiliate that provides computer reservations services, which it accounts for using the equity method.

        NWA Funding, LLC ("NWF"):    In December 1999, a Receivables Purchase Agreement was executed by Northwest, NWF, a wholly-owned, non-consolidated subsidiary of the Company, and a certain third-party purchaser (the "Purchaser") pursuant to a securitization transaction. The amount of loss recognized related to receivables securitized at December 31, 2001, was not material. NWF maintained a variable undivided interest in these receivables and was subject to losses on its share of the receivables and, accordingly, maintained an allowance for doubtful accounts. The agreement was a five-year $85 million revolving receivables purchase facility, renewable annually for five years at the option of the Purchaser, allowing Northwest to sell additional receivables to NWF and NWF to sell variable undivided interests in these receivables to the Purchaser. The fair value of securitized receivables was estimated from the anticipated future cash flows. The Company recorded the discount on the sale of receivables and its interest in NWF's earnings in other non-operating income (expense). The agreement provided for early termination upon the occurrence of certain events, including high passenger refunds as a percentage of sales and a downgrade in the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001. As a result, on January 3, 2002, the facility was paid in full and terminated.

        NWA Funding II, LLC ("NWA Funding"):    During June 2002, a Receivables Purchase Agreement was executed by Northwest, NWA Funding, a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers (the "Purchasers"). The agreement is a 364-day, up to $100 million revolving receivables purchase facility, renewable annually for five years at the option of the Purchasers, that allows NWA Funding to sell variable undivided interests in account receivables acquired from Northwest to the Purchasers. NWA Funding pays a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee.

        During the second quarter of 2002, NWA Funding sold an initial undivided interest in such receivables to the Purchasers for $65 million, subject to specified collateral requirements. The amount of loss recognized related to receivables securitized at December 31, 2002 was not material. NWA

Funding retains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts.

        The agreement provides for early termination upon the occurrence of certain events including, among others, a strike event causing a significant schedule reduction for seven consecutive days, failure to maintain a minimum liquidity requirement of $1.10 billion as of the last day of any fiscal quarter, or the Company's failure to meet minimum credit ratings (defined as any two of the following three events: (i) S&P's "Long Term Local Issuer Credit" rating below a B credit rating, (ii) Moody's "Senior Implied" rating below a B2 credit rating, or (iii) Fitch's "Senior Unsecured Debt" rating below a B credit rating).

        The Company is the sole owner of NWA Funding, which is accounted for under the equity method and not consolidated. NWA Funding purchases accounts receivable on a non-recourse basis from the Company and sells an undivided interest in substantially all of those receivables to the Purchasers pursuant to a securitization transaction. Under the terms of this arrangement, the Company surrenders control over the receivables sold to NWA Funding, having met all of the conditions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 requires a qualifying special purpose entity ("SPE") to be demonstrably distinct from the transferor and also requires its permitted activities to be significantly limited, specific, and not easily changed as established in its legal documents; in addition, the entity may hold only financial assets transferred to it that are passive in nature. SFAS No. 140 directs that NWA Funding not be consolidated into the Company's financial statements since it meets these qualifying special purpose entity requirements.

        Orbitz:    The Company owns a 15.6% interest in Orbitz LLC, an affiliate that provides a travel Web site for consumers providing airfares, rental cars, hotel rooms and other travel related services. Orbitz is a corporate joint venture owned by five airlines as a separate and specific business for the mutual benefit of those airlines. Additionally, the Company participates in the management of Orbitz through its membership on the board of directors, holding two out of eleven total board seats. The Company accounts for its investment in Orbitz under the equity method in accordance with Accounting Principles Board Opinion 18, which directs that investments in common stock of corporate joint ventures be accounted for under the equity method of accounting. During 2002, the Company recognized $3 million of losses, which represents its share of Orbitz losses.

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

        Foreign Currency:    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 2002, the Company's yen-denominated net cash inflow was approximately 23 billion yen ($225 million).

        The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. At December 31, 2002, the Company recorded $4 million of unrealized gains in accumulated other comprehensive income (loss) as a result of forward contracts to sell 21.25 billion yen ($187 million) at an average forward rate of 114 yen per dollar with various settlement dates through December 2003. These forward contracts hedge approximately 22% of the Company's anticipated 2003 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $31 million, $85 million and $23 million in 2002, 2001 and 2000, respectively.

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

        Aircraft Fuel:    The Company is exposed to the effect of changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. To further manage the price risk of fuel costs, the Company primarily utilizes futures contracts traded on regulated futures exchanges, swap agreements and options. The changes in market value of such contracts have historically been highly effective at offsetting fuel price fluctuations. It is the Company's policy to participate in hedging transactions with a maximum span of 18 months.

        As of December 31, 2002, the Company had $22 million of unrealized gains (net of $5 million of hedging ineffectiveness recorded in fuel expense for the year ended December 31, 2002) in accumulated other comprehensive income (loss) as a result of the fuel hedge contracts. Such gains, if realized, will be recorded in fuel expense when the related fuel inventory is utilized. As of December 31, 2002, the Company had hedged approximately 71% and 60% of its first quarter 2003 and full year 2003 fuel requirements, respectively, in the form of futures contracts traded on regulated futures exchanges, swaps, and options to secure ongoing operating supplies.

        Interest Rates:    The Company used financial instruments to hedge its exposure to interest rate market fluctuations prior to pricing pass-through certificates issued in 2000 and 2001. Additionally, the Company used financial instruments to hedge its exposure to interest rate fluctuations on the interest rate resets on A320 aircraft financing during the fourth quarter of 2001. As of December 31, 2002, the Company had $4 million of unrealized losses in accumulated other comprehensive income (loss) which is amortized over the term of the related obligations.

        priceline.com:    During 1999, the Company entered into agreements with priceline.com, Inc. to provide ticket inventory for sale through priceline.com's Internet site. As part of the agreements, the

Company received warrants for 2,062,500 shares with various vesting requirements. During 1999, the Company exercised 312,500 warrants to purchase 296,354 shares, which were recorded as available for sale investments at December 31, 1999. During 2000, the Company sold its shares outstanding from 1999, additional shares converted from warrants exercised during 2000 and a portion of its remaining warrants for a combined gain of $58 million ($36 million after tax or $0.40 per diluted share). During 2001, the remaining 625,000 warrants were sold for a nominal gain.

        Fair Values of Financial Instruments:    Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2002. These instruments approximate fair value due to their short maturity.

        The Company classifies investments with a remaining maturity of more than three months on their acquisition date that are expected to be sold or called by the issuer within the next year, and those temporarily restricted, as short-term investments. The carrying values of such investments approximate fair value due to their short maturity. Restricted short-term investments consist primarily of money market funds. During 2002 and 2001, there were no purchases or sales of short-term investments classified as available-for-sale securities.

        The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were:

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-Term Debt	$6,531	$5,496	$5,051	$4,692
Mandatorily Redeemable Preferred Security of Subsidiary	553	579	492	513
Series C Preferred Stock	226	217	227	202

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

Note 15—Segment Information

        The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the years ended December 31:

	2002	2001	2000
	(in millions)
Domestic	$6,410	$6,726	$7,459
Pacific, principally Japan	2,043	2,144	2,650
Atlantic	1,036	1,035	1,131

Total operating revenues	$9,489	$9,905	$11,240

        The Company's tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 16—Quarterly Financial Data (Unaudited)

        Unaudited quarterly results of operations for the years ended December 31 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per share amounts)
2002:
Operating revenues	$2,180	$2,406	$2,564	$2,339
Operating income (loss)	(196)	(46)	8	(612)
Net loss	$(171)	$(93)	$(46)	$(488)

Basic loss per common share	$(2.01)	$(1.08)	$(0.55)	$(5.68)

Diluted loss per common share	$(2.01)	$(1.08)	$(0.55)	$(5.68)

2001:
Operating revenues	$2,611	$2,715	$2,594	$1,985
Operating loss	(236)	(36)	(155)	(441)
Net income (loss)	$(171)	$(55)	$19	$(216)

Basic earnings (loss) per common share	$(2.05)	$(0.65)	$0.22	$(2.55)

Diluted earnings (loss) per common share	$(2.05)	$(0.65)	$0.20	$(2.55)

        The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 17—Subsequent Events (Unaudited)

        Pinnacle Airlines:    Pinnacle Airlines Corp. was incorporated in Delaware on January 10, 2002 for the sole purpose of becoming a holding company of Pinnacle Airlines. In November 2002, the Company submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the Company's pension plans in lieu of making certain required contributions in cash. In January 2003, the Department of Labor issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest's pension plans in 2003 and 2004. The proposed prohibited transaction exemption contemplates that the pension plans will have the right at any time to require the Company to repurchase the shares for cash equal to the greater of the original purchase price or the then market value of such shares. In anticipation of receiving this exemption, on January 14, 2003, the Company transferred all of the outstanding stock of Pinnacle Airlines to Pinnacle Airlines Corp. in exchange for all of the outstanding common stock of Pinnacle Airlines Corp. and one share of Series A preferred stock of Pinnacle Airlines Corp. Pinnacle Airlines Corp. then issued a dividend to Northwest consisting of a $200 million seven year note from Pinnacle Airlines that bears interest at 3.4%. The Note is subject to accelerated payment terms if Pinnacle Airlines Corp.'s cash balance exceeds certain levels. The Company then contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to its pension plans to satisfy certain scheduled funding requirements.

        Effective March 1, 2002, the Company entered into a new ASA with Pinnacle Airlines. The new ASA is a capacity purchase agreement, similar to the agreement previously held with Pinnacle Airlines, under which Pinnacle Airlines operates flights on behalf of the Company and is compensated at specified rates for each completed block hour and cycle, as well as for specified fixed costs based on the size of its fleet. The Company also reimburses Pinnacle Airlines for specified expenses, such as fuel and aviation insurance. The Company continues to control the scheduling, pricing, reservations, ticketing, and seat inventories and is entitled to all revenues associated with the operation of Pinnacle Airlines' aircraft under the new ASA.

        Excluding the actual results of operations of Pinnacle Airlines, the Company's net income (loss) would have been $(829) million, $(437) million and $247 million for 2002, 2001, and 2000, respectively.

        Worldspan.    On March 3, 2003, an agreement was signed by Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, to purchase Worldspan from Northwest, Delta Air Lines, Inc. and AMR Corporation, the three airline owners. This transaction, which is scheduled to be completed in mid-2003, is subject to financing, government approvals and various other closing conditions.

Note 18—Condensed Consolidating Financial Statements

        The following tables present condensed consolidating financial information for: (i) Northwest, the principal indirect subsidiary of NWA Corp., the holding company, (ii) on a combined basis, NWA Corp. and all other subsidiaries of NWA Corp., and (iii) NWA Corp. on a consolidated basis. The principal consolidating adjusting entries eliminate investments in subsidiaries and inter-company balances and transactions.

Condensed Consolidating Statements of Operations for the years ended December 31:

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
	(in millions)
2002:
Operating revenues	$8,988	$718	$(217)	$9,489
Operating expenses	9,836	702	(203)	10,335

Operating income (loss)	(848)	16	(14)	(846)
Other income (expense)	(418)	(2,333)	2,377	(374)

Loss before income taxes	(1,266)	(2,317)	2,363	(1,220)
Income tax expense (benefit)	(458)	36	—	(422)

Net loss	$(808)	$(2,353)	$2,363	$(798)

2001:
Operating revenues	$9,445	$639	$(179)	$9,905
Operating expenses	10,346	592	(165)	10,773

Operating income (loss)	(901)	47	(14)	(868)
Other income (expense)	150	(1,284)	1,332	198

Loss before income taxes	(751)	(1,237)	1,318	(670)
Income tax expense (benefit)	(267)	20	—	(247)

Net loss	$(484)	$(1,257)	$1,318	$(423)

2000:
Operating revenues	$10,844	$615	$(219)	$11,240
Operating expenses	10,290	586	(205)	10,671

Operating income	554	29	(14)	569
Other income (expense)	(215)	821	(740)	(134)

Income before income taxes	339	850	(754)	435
Income tax expense	138	41	—	179

Net income	$201	$809	$(754)	$256

Condensed Consolidating Statements of Cash Flows for the years ended December 31:

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
	(in millions)
2002:
Net cash flows from operating activities	$(442)	$158	$—	$(284)
Net cash flows from investing activities	(1,546)	2	(8)	(1,552)
Net cash flows from financing activities	1,551	(138)	8	1,421

Increase (decrease) in cash and cash equivalents	(437)	22	—	(415)
Cash and cash equivalents at beginning of period	2,471	41	—	2,512

Cash and cash equivalents at end of period	$2,034	$63	$—	$2,097

2001:
Net cash flows from operating activities	$477	$169	$—	$646
Net cash flows from investing activities	(1,291)	569	(8)	(730)
Net cash flows from financing activities	2,627	(732)	8	1,903

Increase (decrease) in cash and cash equivalents	1,813	6	—	1,819
Cash and cash equivalents at beginning of period	659	34	—	693

Cash and cash equivalents at end of period	$2,472	$40	$—	$2,512

2000:
Net cash flows from operating activities	$783	$110	$—	$893
Net cash flows from investing activities	(540)	(32)	(7)	(579)
Net cash flows from financing activities	(319)	(58)	7	(370)

Increase (decrease) in cash and cash equivalents	(76)	20	—	(56)
Cash and cash equivalents at beginning of period	735	14	—	749

Cash and cash equivalents at end of period	$659	$34	$—	$693

Condensed Consolidating Balance Sheets as of December 31, 2002:

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
	(in millions)
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,104	$93	$—	$2,197
Accounts receivable, net	428	235	—	663
Other current assets	515	203	(68)	650

Total current assets	3,047	531	(68)	3,510
Property and Equipment	6,751	280	—	7,031
Flight Equipment Under Capital Leases	289	—	—	289
Other Assets	2,288	(4,257)	4,428	2,459

Total Assets	$12,375	$(3,446)	$4,360	$13,289

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,154	$80	$(18)	$1,216
Accounts payable and other liabilities	2,686	74	(50)	2,710
Current maturities of long-term debt and capital lease obligations	318	28	—	346

Total current liabilities	4,158	182	(68)	4,272
Long-Term Debt and Capital Lease Obligations	6,401	235	—	6,636
Pension and Postretirement Benefits	3,050	—	—	3,050
Deferred Income Taxes	—	135	—	135
Other Liabilities	657	62	(40)	679
Mandatorily Redeemable Preferred Security	553	—	—	553
Preferred Redeemable Stock	—	226	—	226
Common Stockholders' Equity	(2,444)	(4,286)	4,468	(2,262)

Total Liabilities and Stockholders' Equity	$12,375	$(3,446)	$4,360	$13,289

Condensed Consolidating Balance Sheets as of December 31, 2001:

	Northwest	Other Subsidiaries	Consolidating Adjustments	NWA Corp. Consolidated
	(in millions)
Assets
Current Assets
Cash, cash equivalents and restricted short-term investments	$2,538	$74	$—	$2,612
Accounts receivable, net	386	146	—	532
Other current assets	519	180	(33)	666

Total current assets	3,443	400	(33)	3,810
Property and Equipment	5,724	342	—	6,066
Flight Equipment Under Capital Leases	543	—	—	543
Other Assets	2,370	2,169	(1,983)	2,556

Total Assets	$12,080	$2,911	$(2,016)	$12,975

Liabilities and Stockholders' Equity
Current Liabilities
Air traffic liability	$1,212	$69	$(6)	$1,275
Accounts payable and other liabilities	2,420	62	(27)	2,455
Current maturities of long-term debt and capital lease obligations	388	28	—	416

Total current liabilities	4,020	159	(33)	4,146
Long-Term Debt and Capital Lease Obligations	4,963	258	—	5,221
Pension and Postretirement Benefits	1,749	—	—	1,749
Deferred Income Taxes	—	965	—	965
Other Liabilities	566	84	(44)	606
Mandatorily Redeemable Preferred Security	492	—	—	492
Preferred Redeemable Stock	—	227	—	227
Common Stockholders' Equity	290	1,218	(1,939)	(431)

Total Liabilities and Stockholders' Equity	$12,080	$2,911	$(2,016)	$12,975

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference and will be set forth under the heading "Election of Directors—Information Concerning Director—Nominees" to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant".

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference and will be set forth under the headings "Board of Directors—Compensation of Directors", "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference and will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference and will be set forth under the headings "Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Board of Directors—Related Party Transactions" to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14.    CONTROLS AND PROCEDURES

        On March 10, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 10, 2003.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following is an index of the financial statements, schedules and exhibits included in this Report.

(a)  1.    Financial Statements:

  2.    Financial Statement Schedule:

Schedule II-Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2002, 2001 and 2000	S-1

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
10.4
Amended and Restated Standstill Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation dated May 1, 1998 (filed as Exhibit 10.2 of NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
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
10.7	Airport Uses and Lease Agreement between The Charter County of Wayne, Michigan and Northwest dated as of June 21, 2002.
10.8
Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9
Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.10
Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.21 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.11
Second Amendment dated as of October 23, 2001 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12
A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.13
A330 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of December 21, 2000 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.14
Amendment No. 1 to A330 Purchase Agreement between AVSA, S.A.R.L. and Northwest Airlines, Inc. dated as of November 26, 2001 (NWA Corp. has filed a request with the SEC for confidential treatment as to certain portions of this document).
10.15
Amendment No. 2 to A330 Purchase Agreement dated as of December 20, 2002 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the SEC for confidential treatment as to certain portions of this document).
10.16
Bombardier CRJ440 Purchase Agreement between Bombardier Inc. and Northwest Airlines, Inc. dated as of July 6, 2001 (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.17
Third Amendment dated as of September 9, 2002 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.18
Corrected Schedule I and Schedule II to Aircraft Mortgage and Security Agreement included in Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 (filed in substitution) (filed as Exhibit 10.2 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.19	Consulting Agreement dated as of December 20, 2002 between Northwest Airlines, Inc. and Aviation Consultants LLC.
*10.20
Management Compensation Agreement with Richard H. Anderson dated as of June 28, 2001 (filed as Exhibit 10.17 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.21
Management Compensation Agreement with Douglas M. Steenland dated as of June 28, 2001 (filed as Exhibit 10.18 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.22
Management Compensation Agreement with J. Timothy Griffin dated as of January 14, 2002. (filed as Exhibit 10.20 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.23	Management Compensation Agreement with Bernard L. Han dated as of September 27, 2002.
*10.24
Management Compensation Agreement with Philip C. Haan dated as of January 14, 2002. (filed as Exhibit 10.21 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.25	Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).

*10.26
Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.23 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.27
Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.28	1990 Stock Option Plan for Key Employees of the Company (filed as Exhibit 10.44 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.29
Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended. (filed as Exhibit 10.26 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.30
2001 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.43 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.31
Form of Non-Qualified Stock Option Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.28 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.32
Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.39 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.33
Form of Deferred Stock Award Agreement for executive officers under the 1999 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.40 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.34	Northwest Airlines Corporation E-Commerce Incentive Compensation Program, including form of Award Agreement.
*10.35	2003 Long-Term Cash Incentive Plan, including form of Award Agreement
*10.36	The Chairman's Long-Term Retention and Incentive Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included in signature page).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Compensatory plans in which the directors and executive officers of Northwest participate.

(b)
Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March 2003.

NORTHWEST AIRLINES CORPORATION
By	/s/ JAMES G. MATHEWS James G. Mathews Vice President—Finance and Chief Accounting Officer (principal accounting officer)

        KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Richard H. Anderson, Bernard L. Han and James G. Mathews, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for such individual and in such individual's name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of March 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ RICHARD H. ANDERSON Richard H. Anderson Chief Executive Officer and Director (principal executive officer)	/s/ ROBERT L. FRIEDMAN Robert L. Friedman Director
/s/ BERNARD L. HAN Bernard L. Han Executive Vice President & Chief Financial Officer (principal financial officer)	Doris Kearns Goodwin Director
/s/ JAMES G. MATHEWS James G. Mathews Vice President—Finance and Chief Accounting Officer (principal accounting officer)	/s/ DENNIS F. HIGHTOWER Dennis F. Hightower Director
/s/ GARY L. WILSON Gary L. Wilson Chairman of the Board	/s/ GEORGE J. KOURPIAS George J. Kourpias Director

/s/ RAY W. BENNING, JR. Ray W. Benning, Jr. Director	/s/ FREDERIC V. MALEK Frederic V. Malek Director
/s/ RICHARD C. BLUM Richard C. Blum Director	/s/ V. A. RAVINDRAN V. A. Ravindran Director
/s/ ALFRED A. CHECCHI Alfred A. Checchi Director	/s/ MICHAEL G. RISTOW Michael G. Ristow Director
/s/ JOHN ENGLER John Engler Director	/s/ DOUGLAS M. STEENLAND Douglas M. Steenland President and Director
Leo M. van Wijk Director

CERTIFICATIONS

I, Richard H. Anderson, certify that:

1.
I have reviewed this annual report on Form 10-K of Northwest Airlines Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
/s/ RICHARD H. ANDERSON
Richard H. Anderson Chief Executive Officer

I, Bernard L. Han, certify that:

1.
I have reviewed this annual report on Form 10-K of Northwest Airlines Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003
/s/ BERNARD L. HAN
Bernard L. Han Chief Financial Officer

Northwest Airlines Corporation

SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$20	$9	$—		$10	(1)	$19
Accumulated allowance for depreciation of flight equipment spare parts	121	67	22	(2)	35	(3)	175
Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts	16	12	—		8	(1)	20
Accumulated allowance for depreciation of flight equipment spare parts	131	32	2	(2)	44	(3)	121
Year Ended December 31, 2000
Allowances deducted from asset accounts:
Allowance for doubtful accounts	16	8	—		8	(1)	16
Accumulated allowance for depreciation of flight equipment spare parts	131	37	6	(2)	43	(3)	131

(1)
Uncollectible accounts written off, net of recoveries

(2)
Interaccount transfers

(3)
Dispositions and write-offs

S-1

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Northwest Airlines Corporation SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES (In millions)