Form 10-Q
period 2003-03-31
NORTHWEST AIRLINES CORP
filed 2003-05-15
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

As of March 31, 2003, there were 85,835,177 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
(Unaudited, in millions except per share amounts)	2003	2002
Operating Revenues
Passenger	$1,848	$1,818
Cargo	167	148
Other	235	214
Total operating revenues	2,250	2,180

Operating Expenses
Salaries, wages and benefits	1,045	924
Aircraft fuel and taxes	411	291
Selling and marketing	176	218
Other rentals and landing fees	143	123
Depreciation and amortization	142	135
Aircraft maintenance materials and repairs	133	145
Aircraft rentals	118	113
Other	408	427
Total operating expenses	2,576	2,376

Operating Loss	(326)	(196)

Other Income (Expense)
Interest expense, net	(111)	(94)
Interest of mandatorily redeemable preferred security holder	(6)	(5)
Investment income	9	11
Other	8	23
Total other income (expense)	(100)	(65)

Loss Before Income Taxes	(426)	(261)

Income tax benefit	(30)	(90)

Net Loss	$(396)	$(171)

Loss per common share:
Basic	$(4.62)	$(2.01)

Diluted	$(4.62)	$(2.01)

Average shares used in computation:
Basic	86	85
Diluted	86	85

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	March 31 2003	December 31 2002

Assets

Current Assets
Cash and cash equivalents	$2,155	$2,097
Restricted short-term investments	185	100
Accounts receivable, net	413	663
Flight equipment spare parts, net	220	230
Prepaid expenses and other	414	420
Total current assets	3,387	3,510

Property and Equipment
Flight equipment, net	6,062	5,985
Other property and equipment, net	1,038	1,046
Total property and equipment	7,100	7,031

Flight Equipment Under Capital Leases, net	287	289

Other Assets
Intangible pension asset	818	857
International routes, net	634	634
Investments in affiliated companies	188	255
Other	724	713
Total other assets	2,364	2,459
Total Assets	$13,138	$13,289

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,308	$1,216
Accounts payable and other liabilities	2,767	2,710
Current maturities of long-term debt and capital lease obligations	497	346
Total current liabilities	4,572	4,272

Long-Term Debt	6,187	6,250

Long-Term Obligations Under Capital Leases	389	386

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,193	3,050
Deferred income taxes	114	135
Other	686	679
Total deferred credits and other liabilities	3,993	3,864

Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non Recourse Obligation of Company	564	553
Redeemable Preferred Stock	226	226

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,455	1,455
Accumulated deficit	(1,712)	(1,316)
Accumulated other comprehensive income (loss)	(1,482)	(1,347)
Treasury stock	(1,055)	(1,055)
Total common stockholders’ equity (deficit)	(2,793)	(2,262)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,138	$13,289

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Unaudited, in millions)	2003	2002

Cash Flows from Operating Activities
Net loss	$(396)	$(171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	142	135
Income tax benefit	(30)	(90)
Net receipts of income taxes	217	103
Pension and other postretirement benefit contributions less than expense	164	74
Other, net	4	38
Changes in certain assets and liabilities	86	(267)
Net cash provided by (used in) operating activities	187	(178)

Cash Flows from Investment Activities
Capital expenditures	(168)	(332)
Net increase in restricted short-term investments	(45)	(50)
Other, net	(0)	(5)
Net cash used in investing activities	(213)	(387)

Cash Flows from Financing Activities
Proceeds from long-term debt	163	580
Payments of long-term debt and capital lease obligations	(73)	(43)
Other, net	(6)	(8)
Net cash provided by financing activities	84	529

Increase (Decrease) in Cash and Cash Equivalents	58	(36)

Cash and cash equivalents at beginning of period	2,097	2,512
Cash and cash equivalents at end of period	$2,155	$2,476

Supplemental Cash Flow Information:
Interest paid	$90	$76

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and aircraft predelivery deposits	$49	$(7)

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K for 2002.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities.  FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity.  FIN 46 was effective immediately for variable interest entities created, or in which the company obtains an interest, after January 31, 2003.  For all variable interest entities created on or before January 31, 2003, the provisions are effective July 1, 2003.  The Company is evaluating the impact of this interpretation.

Note 2 – Pension Curtailment Charge and Remeasurement

During the three months ended March 31, 2003, a pension curtailment charge of $58 million was recorded in salaries, wages and benefits expense with respect to the Northwest Airlines Pension Plan for Contract Employees as a result of the significant workforce reduction announced on March 21, 2003, which is discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a remeasurement of plan assets and obligations was also required in conjunction with the plan curtailment.  This remeasurement negatively impacted stockholders’ equity by $156 million, principally due to a lower discount rate used in computing plan obligations.

Note 3 – Loss Per Share Data

For the three months ended March 31, 2003 and 2002, no incremental shares related to dilutive securities were added to the weighted-average shares outstanding for calculating basic earnings per share because inclusion of such shares would be anti-dilutive.  Shares related to dilutive securities excluded because their inclusion would be anti-dilutive were 6,602,666 and 7,227,394 for 2003 and 2002, respectively.

Note 4 – Comprehensive Loss

Comprehensive loss consisted of the following for the three months ended March 31 (in millions):

	2003	2002
Net Loss	$(396)	$(171)
Minimum pension liability adjustments	(156)	—
Deferred gain (loss) on hedging activities	22	(2)
Foreign currency translation adjustment	(1)	1
Comprehensive Loss	$(531)	$(172)

Note 5 – Long-term Debt

At March 31, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$235
2004	631
2005	1,437
2006	571
2007	682

The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.

On March 28, 2003, Standard and Poor’s downgraded the rating on the Company’s credit facilities from BB- to B+.  On April 10, 2003, Moody’s Investors Service downgraded the rating on the Company’s credit facilities from Ba3 to B1.  These downgrades and the measurement of certain collateral tests required under these credit facilities resulted in a higher interest rate for outstanding balances.  The interest rate on borrowings under the credit facilities increased 0.75% during April 2003 and currently bear interest at a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25% (4.59% as of April 30, 2003).

Due to the negative impact on the financial performance of the Company from the Iraq War and Severe Acute Respiratory Syndrome (“SARS”), in May 2003 the Company and its lenders amended the Revolving Credit Agreement.  The amendment waives the fixed charge coverage ratio requirement for one year.  The first compliance measurement date is now June 30, 2004, on the same terms as set forth in the previously amended credit agreement.

Note 6 – Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, and will account for this change in accounting principal using the “prospective method” as described by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  All employee stock option grants made on or after January 1, 2003 will be priced based on the fair value on the date the stock-based compensation is granted, which will be amortized as compensation expense over the vesting period.

On January 14, 2003, the Company completed an option exchange program.  Officers of the Company were able to exchange their existing stock options at a ratio of two shares subject to an old option for one share subject to a newly issued option.  The new options have an exercise strike price of $8.31, the average of the high and low stock price of the Company’s common stock on January 15, 2003.  The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation.  Certain other management employees of the Company were able to exchange their existing stock options for phantom units at a ratio of three shares subject to an old option for one phantom unit.  The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted to the current period ending stock price, consistent with how phantom units have been expensed in the past.  Compensation expense related to stock options issued under this exchange program is anticipated to be approximately $3 million for the year ending December 31, 2003.  The Company has agreed to effect a similar option exchange program for outstanding awards under the Company’s stock option plan for pilots.  Such an exchange program is contingent upon commencement of codesharing under the marketing agreement with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”).

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding option awards rather than only those granted since January 1, 2003.  Awards under the Company’s plans vest over periods ranging from three to five years.

	Three months ended March 31
(In millions except per share amounts)	2003	2002
Net loss, as reported	$(396)	$(171)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effect (1)	3	2
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax (1)	(3)	(4)
Pro forma net loss	$(396)	$(173)

Loss per share:
Basic - as reported	$(4.62)	$(2.01)
Basic - pro forma	$(4.62)	$(2.02)

Diluted - as reported	$(4.62)	$(2.01)
Diluted - pro forma	$(4.62)	$(2.02)

(1)               As described below in Note 7, the Company is not recording additional tax benefits due to its net deferred tax asset position and recent history of losses; therefore, the Company did not include any tax effect related to the 2003 amounts shown.

Note 7 – Income Taxes

As of December 31, 2002, the Company had a $30 million net deferred tax liability.  During the quarter ended March 31, 2003, a tax benefit of $153 million and a deferred tax asset valuation allowance of $123 million were recorded for a net tax benefit of $30 million.  Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of the future tax benefits of a net deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance for the current and prior two years, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryover periods.  As a result of the Company’s cumulative losses over the past two fiscal years and the full utilization of its loss carryback potential, future pre-tax losses are not expected to be reduced by the recognition of associated tax benefits until a net deferred tax liability is generated or the Company is profitable.

Note 8 – Fleet Information and Commitments

The following table presents the number of aircraft in service and on firm order as of March 31, 2003:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total Aircraft in Service		Aircraft on Firm Order
Passenger Aircraft
Airbus:
A319	124	46	—	12	58	(1)	19
A320	144-148	41	4	31	76		8
A330-200	243	—	—	—	—		10
A330-300	298	—	—	—	—		14

Boeing:
727-200	149	2	—	—	2		—
757-200	180-184	23	14	19	56		—
757-300	224	9	—	—	9	(1)	6
747-200	353-446	13	—	5	18		—
747-400	403	4	—	12	16		—

McDonnell Douglas:
DC9	78-125	154	—	13	167		—
DC10	273	13	—	8	21		—
		305	18	100	423		57

Freighter Aircraft
Boeing 747-200F		5	—	7	12		—

Total Northwest Operated Aircraft		310	18	107	435		57

Regional Aircraft
AVRO RJ85	69	11	—	25	36		—
CRJ-200/440	50/44	—	—	58	58		71
SAAB 340	30-34	—	—	49	49		—

Total Airlink Operated Aircraft		11	—	132	143		71

Total Aircraft		321	18	239	578		128

(1) One Airbus A319 aircraft and one Boeing 757-300 aircraft were delivered in March 2003 but were not yet in service as of March 31, 2003, and are therefore excluded from this table.

Committed expenditures for the 128 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.56 billion for the remainder of 2003, $1.19 billion in 2004, $1.18 billion in 2005, $579 million in 2006 and $226 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 57 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  The Company has the option to finance the 71 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer.  These aircraft will, in turn, be leased or subleased to and operated by the regional carriers.  In the event the manufacturer does not provide financing for these aircraft, the Company is not obligated to take delivery.

Note 9 – Pinnacle Stock Contribution to Company’s Pension Plans

The Company has submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash.  In January 2003, the Department of Labor issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  The proposed exemption contemplates that the pension plans will have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value.  On January 15, 2003, the Company contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to the pension plans to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year. However, as a result of the plans’ option to sell the shares back to the Company, the contribution of the $44 million was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines Corp. and do not reflect a reduction in the pension liability for accounting purposes.  The Company intends to contribute additional common stock of Pinnacle Airlines Corp. to satisfy a portion of future pension contributions, including the remainder of 2002 plan year requirements.  The Department of Labor held a hearing on May 5, 2003 relating to the proposed prohibited transaction exemption.

Note 10 – Segment Information

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

	2003	2002
Domestic	$1,556	$1,555
Pacific	474	435
Atlantic	220	190
Operating revenues	$2,250	$2,180

Note 11 – Subsequent Event

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”) was signed into law by the President.  Among other items, the legislation included a $2.3 billion cash reimbursement for security fees remitted to the Transportation Security Administration (“TSA”) and $100 million for reimbursement of aircraft cockpit door reinforcements since the 2001 terrorist attacks. Northwest expects to receive approximately $205 million for reimbursement of security fees in May 2003. Retention of these funds requires compliance with requirements in the Wartime Act including certain limitations on executive compensation. Amounts expended by the Company for cockpit door reinforcement that have not been reimbursed previously total approximately $14 million, some portion of which will also be paid under the legislation and recorded as a reduction to the previously capitalized property account.  The TSA has not yet specified a date by which the latter reimbursement will occur.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The current U.S. airline industry environment is the worst in history. Since early 2001, the industry has suffered a significant decline in revenues versus what would have been expected based on historical growth trends. This shortfall has been caused by the rapid growth of low cost airlines, increased distribution through the Internet, higher taxes levied on passengers, fear of future terrorist activities and inconveniences introduced by new airport security initiatives, and the downturn in both the economy and business profitability.  See “Northwest and Airline Industry Current Status” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2002 Annual Report on Form 10-K for a detailed discussion of the factors contributing to the revenue shortfall and the financial and operational challenges the Company faces.

During the first quarter, further significant developments adversely affected the airline revenue environment.  In late March, the United States and certain of its allies commenced military actions in Iraq.  The uncertainty leading up to and the actual onset of the war negatively impacted passenger traffic and bookings.  In addition to the military conflict in the Middle East, concerns about SARS caused a further decline in passenger traffic and bookings, particularly to Hong Kong, Beijing and Singapore.

As a result of these significant challenges, the financial performance of Northwest and other U.S. airlines remains disappointing.  For the quarter ended March 31, 2003, the Company reported a net loss of $396 million and an operating loss of $326 million. The net loss per common share was $4.62 in the first quarter of 2003 compared with a net loss per common share of $2.01 in the first quarter of 2002.

The March quarter results included $78 million in pre-tax charges for severance and pension curtailment expenses associated with workforce reductions, which were necessitated by capacity reductions resulting from the Iraq War.  The net loss for the period also reflected a reduced tax benefit, which was limited to $30 million under prevailing accounting requirements due to the Company’s net deferred tax asset position and recent history of losses.  See Note 7 to the Condensed Consolidated Financial Statements in this report for a further discussion of the Company’s tax position.

In response to the drop in demand due to the military actions in Iraq, on March 21 the Company announced plans to reduce its systemwide capacity by 12% versus its previous plans and indefinitely ground certain aircraft.  The Company also announced that, as a result of the war-related capacity reductions, it was forced to decrease overall staffing levels by 4,900 employees across all workgroups.  Besides these actions, public concerns over the transmission of SARS prompted a further reduction in flying on certain Pacific routes.

Despite the substantial measures taken by the Company over the past two years to align its cost structure with the new industry revenue environment, continued soft demand due to hostilities in the Middle East, SARS or other factors could lead to further reductions in service, additional job eliminations, or potential asset impairments.

Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations include other subsidiaries and, where indicated, the discussion also relates to the two most significant of these, MLT, Inc. (“MLT”) and Pinnacle Airlines, Inc. (“Pinnacle Airlines”).  The Company’s results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions.  The Company’s second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

Information with respect to the Company’s operating statistics follows (1):

	Three months ended March 31
	2003		2002		% Chg
Scheduled service:
Available seat miles (ASM) (millions)	22,526		21,762		3.5
Revenue passenger miles (RPM) (millions)	16,562		16,536		0.2
Passenger load factor	73.5%		76.0%		(2.5	)pts
Revenue passengers (millions)	12.3		11.9		3.2
Passenger revenue per RPM (yield)	10.70	¢	10.61	¢	0.8
Passenger revenue per scheduled ASM (RASM)	7.86	¢	8.07	¢	(2.6)

Total operating ASM (millions)	22,737		21,818		4.2
Operating expense per total operating ASM(2)	10.16	¢	9.66	¢	5.2
Operating expense per total operating ASM, excluding severance and curtailment expenses(2)	9.82	¢	9.66	¢	1.7

Cargo ton miles (millions)	484		480		0.8
Cargo revenue per ton mile	34.45	¢	30.90	¢	11.5

Fuel gallons consumed (millions)	442		445		(0.7)
Average fuel cost per gallon, excluding taxes	84.85	¢	58.75	¢	44.4

Number of operating aircraft at end of period	435		434		0.2
Full-time equivalent employees at end of period	42,781		45,005		(4.9)

(1)               All statistics exclude Pinnacle Airlines, a majority-owned Northwest Airlink regional carrier, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”) and is comparable to statistics reported by other major network airlines.

(2)               Excludes the expenses associated with the operation of Northwest’s fleet of Boeing 747 freighter aircraft, MLT Inc., Pinnacle Airlines, the NBA transportation program and gain/loss on disposal of assets. These expenses do not generate Northwest ASMs and therefore are excluded from the calculation. Management believes that operating expenses per total operating ASM, excluding severance and curtailment expenses is more reflective of the Company's ongoing operations because the curtailment and severance expenses were associated with a workforce reduction. Reconciliation of total operating expenses to passenger service operating expenses used to calculate operating expense per total operating ASM is provided below:

	Three months ended March 31
(In millions)	2003	2002
Operating expenses per GAAP	$2,576	$2,376
Freighter operations	(121)	(103)
MLT Inc. - net of intercompany eliminations	(72)	(97)
Pinnacle Airlines - net of intercompany eliminations	(63)	(57)
(Gain)/loss on assets and NBA transportation	(9)	(11)
Passenger service operating expenses	2,311	2,108
Curtailment expenses	(58)	—
Severance expenses	(20)	—
	$2,233	$2,108

Results of Operations—Three months ended March 31, 2003 and 2002

Operating Revenues.  Operating revenues increased 3.2% ($70 million).  System passenger revenues increased 0.9% ($16 million), excluding Pinnacle Airlines, which was primarily attributable to marginally better traffic and yields.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 21.7% ($14 million) to $77 million due to increased capacity from 23 additional Bombardier CRJ aircraft added since March 31, 2002 and higher rates under a new airline services agreement with Northwest that became effective March 1, 2002.

The following analysis by region is based on information reported to the Department of Transportation and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$1,771		$1,252		$360		$159

Increase (Decrease) from 2002:
Passenger revenues (in millions)	$16		$0		$20		$(4)
Percent	0.9%		0.0%		6.2%		(2.7)%

Scheduled service ASMs (capacity)	3.5%		0.9%		13.3%		(2.4)%
Scheduled service RPMs (traffic)	0.2%		0.7%		4.1%		(10.5)%
Passenger load factor	(2.5	)pts.	(0.1	)pts.	(7.1	)pts.	(6.8	)pts.
Yield	0.8%		(0.8)%		2.1%		8.8%
Passenger RASM	(2.6)%		(0.9)%		(6.1)%		(0.3)%

As indicated in the above table:

•                       Domestic passenger revenues were flat due to lower yields, which offset higher traffic.

•                       Pacific passenger revenues increased primarily due to higher traffic and yields.

•                       Atlantic passenger revenues decreased primarily due to lower traffic, which was partially offset by higher yields.

Cargo revenues increased 12.8% ($19 million) to $167 million due to an 11.5% increase in yield per ton mile and 0.8% more cargo ton miles flown.  Other revenue increased 9.8% ($21 million), primarily from flying for the U.S. military under the Civil Reserve Air Fleet Program.

Operating Expenses.  Operating expenses increased 8.4% ($200 million).  The following table presents operating expenses for the three months ended March 31, 2003 and describes significant variances from the three months ended March 31, 2002:

(in millions)	Three Months Ended March 31, 2003	Increase (Decrease) from 2002	Percent Change	Note
Operating Expenses
Salaries, wages and benefits	$1,045	$121	13.1%	A
Aircraft fuel and taxes	411	120	41.2	B
Selling and marketing	176	(42)	(19.3)	C
Other rentals and landing fees	143	20	16.3	D
Depreciation and amortization	142	7	5.2	E
Aircraft maintenance materials and repairs	133	(12)	(8.3)	F
Aircraft rentals	118	5	4.4	G
Other	408	(19)	(4.4)	H
Total operating expenses	$2,576	$200	8.4%

A.                Salaries, wages and benefits increased due to annual rate increases, $20 million of severance expenses, a $58 million pension curtailment charge and $29 million from higher ongoing pension expense, partially offset by savings from a 3.8% decrease in average full-time equivalent employees.

B.                  Aircraft fuel and taxes were higher due to a 44.4% increase in the average fuel cost per gallon to 85 cents, net of hedging transactions, partially offset by 0.7% fewer fuel gallons consumed from the use of more fuel efficient aircraft on 4.2% higher total capacity.  Fuel hedge transactions reduced fuel costs by $49 million in the first quarter of 2003 compared to $15 million in the first quarter of 2002.

C.                  Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $42 million due primarily to the elimination of North American base commissions in the second quarter of 2002 and lower promotion expenses.

D.                 Other rentals and landing fees increased primarily due to higher rates across the system, due in large part to unfunded security mandates imposed on airports by the TSA.

E.                   Depreciation expense increased due to additional owned aircraft and the accelerated retirement of certain aircraft.

F.                   Aircraft maintenance materials and repairs decreased by $12 million primarily as a result of lower material usage.

G.                  Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

H.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower MLT operating expenses.

Other Income and Expense.  Non-operating expense increased 53.8% ($35 million) primarily due to higher interest expense related to increased debt levels from new financings, lower earnings from affiliates and a gain from a litigation settlement in 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash, cash equivalents and restricted short-term investments of $2.34 billion.  This amount includes $185 million of restricted short-term investments, resulting in total liquidity of $2.16 billion.

Cash flows. Liquidity increased by $58 million during the quarter, largely due to positive operating cash flow.

Net cash provided by operating activities for the three months ended March 31, 2003 was $187 million, a $365 million increase from the $178 million of cash used in operating activities for the three months ended March 31, 2002.  This increase was due primarily to a tax refund that was $114 million higher in 2003 than 2002, $58 million received for settlement of contracts that had been in place to hedge third and fourth quarter 2003 fuel usage, the payment in January 2002 of $216 million of aviation taxes originally due between September 11, 2001 and January 15, 2002, and repayment of $61 million outstanding under the NWA Funding, LLC revolving receivables facility, also in January 2002.  These favorable variances were partially offset by a larger operating loss in 2003.

Investing activities consisted primarily of capital expenditures on aircraft, facility improvements and ground equipment purchases, and included the acquisition of the following aircraft for the three months ended March 31:

	2003	2002
Airbus A319	2	6
Boeing 747-400	—	1
Boeing 757-300	2	—
	4	7

Financing activities in the first quarter of 2003 consisted primarily of financing two Airbus A319 aircraft and one Boeing 757-300 aircraft with escrowed funds from pass-through certificate offerings and one Boeing 757-300 aircraft with long-term debt, plus payment of debt and capital lease obligations.  Financing activities in the first quarter of 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of six Airbus A319 aircraft and one Boeing 747-400 aircraft with escrowed funds from pass-through certificate offerings, plus payment of debt and capital lease obligations.

In addition to the purchase of the aircraft discussed above, the Company took delivery of one Boeing 757-300 aircraft and seven Bombardier CRJ aircraft during the three months ended March 31, 2003.  The Boeing 757-300 aircraft was acquired through a non-cash transaction with the manufacturer and the Bombardier CRJ aircraft were financed with long-term operating leases and subleased to Pinnacle Airlines.

Debt.  At March 31, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$235
2004	631
2005	1,437
2006	571
2007	682

The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.  See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of the bank credit facilities.

Due to the negative impact on the financial performance of the Company from the Iraq War and SARS, in May 2003 the Company and its lenders amended the Revolving Credit Agreement.  The amendment waives the fixed charge coverage ratio requirement for one year.  The first compliance measurement date is now June 30, 2004, on the same terms as set forth in the previously amended credit agreement.

Aircraft Commitments.  Committed expenditures for the 128 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.56 billion for the remainder of 2003, $1.19 billion in 2004, $1.18 billion in 2005, $579 million in 2006 and $226 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 57 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  The Company has the option to finance the 71 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer, and these aircraft will, in turn, be leased or subleased to and operated by the regional carriers.  In the event the manufacturer does not provide financing for these aircraft, the Company is not obligated to take delivery.

Receivables Purchase Agreement.  In June 2002, a Receivables Purchase Agreement was executed by Northwest, NWA Funding II, LLC (“NWA Funding”), a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers (the “Purchasers”).  The agreement is a 364-day, $100 million maximum revolving receivables purchase facility, renewable annually for five years at the option of the Purchasers, that allows NWA Funding to sell variable undivided interests in accounts receivable acquired from Northwest to the Purchasers.  NWA Funding pays a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee.

The agreement provides for early termination upon the occurrence of certain events including, among others, a strike event causing a significant schedule reduction for seven consecutive days, failure to maintain a minimum liquidity requirement of $1.10 billion as of the last day of any fiscal quarter, or the Company’s failure to meet minimum credit ratings (defined as any two of the following three events: (i) Standard & Poor’s “Long Term Local Issuer Credit” rating below a B credit rating, (ii) Moody’s Investors Service “Senior Implied” rating below a B2 credit rating, or (iii) Fitch Ratings “Senior Unsecured Debt” rating below a B credit rating).  The Company is presently in discussions with the Purchasers to renew the receivables purchase facility for another 364-day period.

Proceeds Available for Aircraft Financing.  As of March 31, 2003, $573 million of unused pass-through certificate proceeds were held in escrow and are not assets or direct obligations of, or guaranteed by, the Company and therefore are not included in the condensed consolidated balance sheets.  The unused pass-through certificate proceeds are available to finance a portion of the aircraft scheduled for delivery in 2003.

Pension Funding Obligations.  The Company has several noncontributory pension plans covering substantially all of its employees.  Funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”).  As of December 31, 2002, the Company’s pension plans were underfunded by $3.95 billion as calculated in accordance with SFAS No. 87, Employers’ Accounting for Pensions. On a current liability basis utilized for cash contribution purposes, the plans were underfunded by approximately $3.1 billion.  Before the impact of a conditional authorization to reschedule certain payments, the Company’s 2003 pension contributions associated with the 2003 plan year were estimated to be $468 million.  The Company also had, as of March 31, 2003, $223 million of mandatory contributions related to the 2002 plan year remaining to be paid in 2003.  Pension funding requirements are dependent upon various factors, including interest rate levels, asset returns, regulatory requirements for funding purposes and changes to pension plan benefits.  Absent favorable changes to these factors, the Company will have to satisfy the underfunded amounts of its plans through cash contributions over time.

On November 5, 2002, the Company submitted an application to the Internal Revenue Service (“IRS”) for authorization to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions required under the pension plans for contract and salaried employees.  On April 15, 2003, the IRS approved the application, subject to the Company's satisfaction of certain conditions imposed by the Pension Benefit Guaranty Corporation (“PBGC”).  The Company has reached an agreement with the PBGC (subject to final documentation) to satisfy the conditions for waiving plan year 2003 contributions by granting the plans a lien on certain assets of the Company (certain domestic slots, routes, aircraft and engines), the values of which exceed the amount of rescheduled contributions.

The Company has also submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash.  In January 2003, the Department of Labor issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  The proposed exemption contemplates that the pension plans will have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value. The Company then contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to the pension plans to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year. However, as a result of the plans' option to sell the shares back to the Company, the contribution of the $44 million was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines and do not reflect a reduction in the pension liability for accounting purposes.  The Company intends to contribute additional common stock of Pinnacle Airlines Corp. to satisfy a portion of future pension contributions, including the remainder of 2002 plan year requirements.  The Department of Labor held a hearing on May 5, 2003 relating to the proposed prohibited transaction exemption.

Credit Rating Agency Actions.  On February 25, 2003, Fitch Ratings downgraded Northwest Airlines, Inc.’s senior unsecured debt rating from B+ to B.  On March 28, 2003, Standard & Poor’s downgraded the Company’s corporate credit rating from BB- to B+ and lowered Northwest Airlines, Inc.’s senior unsecured debt rating from B to B-.  On April 10, 2003, Moody’s Investors Service downgraded the Company’s senior implied rating from B1 to B2 and lowered Northwest Airlines Inc.’s senior unsecured rating from B2 to Caa1.

The lowering of the Company’s credit ratings could make it more difficult to renew outstanding letters of credit that back certain obligations or to maintain other existing financing, while also increasing the cost of such arrangements.  In addition, reduced credit ratings could potentially limit access to new financings, including instruments used in the Company’s fuel hedging program, or raise the cost to complete these transactions.  For information regarding the lowering of the Company’s credit ratings on its secured credit facilities during the three months ended March 31, 2003, see Note 5 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.  For information regarding the Receivables Purchase Agreement and credit rating requirements, see “Receivables Purchase Agreement” above.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for 2002.  However, certain charges recorded during the March quarter impacted pension liabilities and expense as described below.

Pension Liability and Expense.  During the three months ended March 31, 2003, the Company recorded a $58 million pension curtailment charge to the Northwest Airlines Pension Plan for Contract Employees as a result of the significant workforce reduction announced on March 21, 2003.  This charge represents the unrecognized prior service cost that otherwise would have been amortized over future years of service.

In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a remeasurement of the plan’s assets and obligations was required in conjunction with the plan curtailment.  A remeasurement requires that the Company review its current actuarial assumptions and revise them as necessary as of the curtailment date.  As a result of this review, the Company reduced the discount rate used to measure plan liabilities from 6.75% to 6.50%.  The discount rate reflects the rate at which the pension liabilities could be effectively settled at the date of measurement.  In estimating this rate, the Company looked to rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high investment grade ratings by recognized ratings agencies.  The fair market value of the plan’s assets had also decreased in value since December 31, 2002.  These changes were the primary factors associated with a $156 million reduction to stockholders’ equity resulting from the remeasurement.

Other Information

Labor Agreements. Approximately 91% of the Company’s employees are members of collective bargaining units.  The Company’s collective bargaining agreement with the International Association of Machinists and Aerospace Workers (“IAM”) representing Agents, Clerks, Equipment Service Employees and Stock Clerks became amendable on February 25, 2003.  Pursuant to the Railway Labor Act, this agreement remains in effect while the Company and the IAM pursue an agreement on a new contract.  The Company is currently in negotiations with the IAM and its other labor unions in an effort to align wages, benefits and work rules with the new revenue environment and to remain competitive with other airlines achieving permanent cost reductions through bankruptcy proceedings or the threat of bankruptcy proceedings.

Alliances.  In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental and Delta.  The marketing agreement is designed to connect the three carriers’ domestic and international networks and provide for code sharing and reciprocity of frequent flyer and airport club programs.  Northwest, Continental and Delta received approval on the agreement in January 2003 from the U.S. Department of Justice and, on March 31, 2003, the DOT also gave its final approval.  The three airlines expect to begin implementation of the agreement in the near future.

WORLDSPAN.  Northwest, Delta and AMR Corporation hold respective partnership interests of 33.7%, 40.0% and 26.3% in WORLDSPAN, a global Computer Reservations System.  WORLDSPAN provides travel technology for travel suppliers, travel agencies, e-commerce sites and corporations worldwide.  On March 3, 2003, an agreement was signed by Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank, to purchase WORLDSPAN from the three airline owners.  This transaction, which is scheduled to be completed in mid-2003, is subject to financing, government approvals and other closing conditions.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price of aircraft fuel.  In order to provide a measure of control over price, the Company periodically hedges a portion of the price risk of fuel costs, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  As of March 31, 2003, the Company had $44 million of unrealized gains (net of $5 million of hedging ineffectiveness recorded in fuel expense for the three months ended March 31, 2003) in accumulated other comprehensive income (loss) as a result of fuel hedge contracts.  Such gains, if realized, will be recorded in fuel expense when the related fuel inventory is utilized.  During the three months ended March 31, 2003, the Company settled all of its fuel hedge contracts associated with third and fourth quarter 2003 fuel deliveries, thereby locking in gains.  As a result, the Company’s cash balance as of March 31, 2003 included approximately $58 million realized from these transactions.  Fuel expense in the second half of 2003 will reflect such gains as an offset to fuel price.  As of March 31, 2003, the Company has hedged the price of approximately 55% of its projected fuel requirements for the second quarter of 2003.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen. Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its first quarter 2003 yen-denominated sales, resulting in an effective rate of 119, the prevailing average market rate for the period.  This compares to an effective rate of 117 for the quarter ended March 31, 2002, which included the impact of yen hedges in place at the time.  At March 31, 2003, the Company has hedged approximately 22% of its anticipated yen-denominated sales at an average rate of 114 yen per U.S. dollar for the remainder of 2003 and has recorded $3 million of unrealized gains in accumulated other comprehensive income associated with those hedges.

U.S. Government Aid Package. On April 16, 2003, the Wartime Act was signed into law by the President.  Among other items, the legislation included a $2.3 billion cash reimbursement for security fees remitted to the TSA and $100 million for reimbursement of aircraft cockpit door reinforcement improvements since the 2001 terrorist attacks.  Northwest expects to receive approximately $205 million for reimbursement of security fees in May 2003.  Retention of these funds requires compliance with requirements in the Wartime Act including certain limitations on executive compensation.  Amounts expended by the Company for cockpit door reinforcement that have not been reimbursed previously total approximately $14 million, some portion of which will also be paid under the legislation.  The TSA has not yet specified a date by which the latter reimbursement will occur.

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

It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy.  Such risks and uncertainties include, among others, the future level of air travel demand, the Company’s future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, the war with Iraq and its aftermath, concerns over SARS, the possibility of additional terrorist attacks or the fear of such attacks, labor negotiations both at other carriers and the Company, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2002.

Item 4.                     Controls and Procedures

On May 9, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 9, 2003.

PART II.  OTHER INFORMATION

Item 1.                     Legal Proceedings

Reference is made to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2002.

Hall v. United Air Lines, et al.  The trial which was scheduled for April 2003 has been rescheduled for September 2003.

Spirit Airlines v. Northwest Airlines.  On March 31, 2003, the Court granted Northwest’s motion for summary judgement and dismissed the case.  Spirit Airlines has filed a notice of appeal.

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

12.1                              Computation of Ratio of Earnings to Fixed Charges.

12.2                              Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

99.1                              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)             Reports on Form 8-K:

Form 8-K dated January 24, 2003

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2003.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

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

Date: May 9, 2003

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

Date: May 9, 2003

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