Form 10-Q
period 2003-06-30
NORTHWEST AIRLINES CORP
filed 2003-08-14
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                                                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

                                                Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Rule Act 12b-2.  Yes ☒   No ☐

                                                As of June 30, 2003, there were 85,841,579 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
(Unaudited, in millions except per share amounts)	2003	2002	2003	2002
Operating Revenues
Passenger	$1,906	$2,052	$3,754	$3,870
Cargo	181	176	348	324
Other	210	178	445	392
Total operating revenues	2,297	2,406	4,547	4,586

Operating Expenses
Salaries, wages and benefits	944	936	1,989	1,860
Aircraft fuel and taxes	375	360	786	651
Selling and marketing	170	200	346	418
Depreciation and amortization	162	131	304	266
Other rentals and landing fees	138	141	281	264
Aircraft rentals	120	116	238	229
Aircraft maintenance materials and repairs	95	151	228	296
Other	366	417	774	844
Total operating expenses	2,370	2,452	4,946	4,828

Operating Loss	(73)	(46)	(399)	(242)

Other Income (Expense)
U. S. Government Appropriations	209	—	209	—
Interest expense, net	(113)	(100)	(224)	(194)
Interest of mandatorily redeemable preferred security holder	(6)	(7)	(12)	(12)
Investment income	11	12	20	23
Foreign currency loss	(2)	(11)	(3)	(11)
Other	201	11	210	34
Total other income (expense)	300	(95)	200	(160)

Income (Loss) Before Income Taxes	227	(141)	(199)	(402)

Income tax benefit	—	(48)	(30)	(138)

Net Income (Loss)	$227	$(93)	$(169)	$(264)

Earnings (Loss) per common share:
Basic	$2.64	$(1.08)	$(1.97)	$(3.09)

Diluted	$2.45	$(1.08)	$(1.97)	$(3.09)

Average shares used in computation:
Basic	86	86	86	86
Diluted	93	86	86	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(Unaudited, in millions)	2003	2002

Assets

Current Assets
Cash and cash equivalents	$2,814	$2,097
Restricted short-term investments	125	100
Accounts receivable, net	412	663
Flight equipment spare parts, net	202	230
Prepaid expenses and other	384	420
Total current assets	3,937	3,510

Property and Equipment, net
Flight equipment, net	6,108	5,985
Other property and equipment, net	1,018	1,046
Total property and equipment, net	7,126	7,031

Flight Equipment Under Capital Leases, net	240	289

Other Assets
Intangible pension asset	818	857
International routes, net	634	634
Investments in affiliated companies	117	255
Other	877	713
Total other assets	2,446	2,459
Total Assets	$13,749	$13,289

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,440	$1,216
Accounts payable and other liabilities	2,445	2,710
Current maturities of long-term debt and capital lease obligations	719	346
Total current liabilities	4,604	4,272

Long-Term Debt	6,220	6,250

Long-Term Obligations Under Capital Leases	391	386

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,529	3,050
Deferred income taxes	110	135
Other	705	679
Total deferred credits and other liabilities	4,344	3,864

Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company	537	553

Redeemable Preferred Stock	226	226

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,454	1,455
Accumulated deficit	(1,485)	(1,316)
Accumulated other comprehensive income (loss)	(1,489)	(1,347)
Treasury stock	(1,054)	(1,055)
Total common stockholders’ equity (deficit)	(2,573)	(2,262)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,749	$13,289

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
(Unaudited, in millions)	2003	2002

Cash Flows from Operating Activities
Net loss	$(169)	$(264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment in WORLDSPAN L.P.	(199)	—
Depreciation and amortization	304	266
Income tax benefit	(30)	(138)
Net receipts of income taxes	216	124
Pension and other postretirement benefit contributions less than expense	279	108
Changes in certain assets and liabilities	107	(14)
Other, net	11	28
Net cash provided by operating activities	519	110

Cash Flows from Investing Activities
Capital expenditures	(386)	(776)
Net increase (decrease) in restricted short-term investments	(16)	33
Proceeds from sale of investment in WORLDSPAN L.P.	278	—
Other, net	23	(23)
Net cash used in investing activities	(101)	(766)

Cash Flows from Financing Activities
Proceeds from long-term debt	499	867
Payments of long-term debt and capital lease obligations	(152)	(122)
Other, net	(48)	118
Net cash provided by financing activities	299	863

Increase in Cash and Cash Equivalents	717	207

Cash and cash equivalents at beginning of period	2,097	2,512
Cash and cash equivalents at end of period	$2,814	$2,719

Supplemental Cash Flow Information:
Interest paid	$125	$171

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and aircraft predelivery deposits	$97	$(4)

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

                                                The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for 2002.

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

Note 2 — Recent Accounting Pronouncements

                                                In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 defines “variable interests” as contractual, ownership, or other pecuniary interests in an entity that change with changes in the entity’s net asset value.  FIN 46 specifies that a “variable interest entity” exists when either of the following conditions is present:

a)                                      The total equity investment at risk is not greater than the expected losses (as defined by FIN 46) of the entity; or

b)                                     As a group, the holders of the equity investment at risk lack any one of three characteristics of a controlling financial interest: 1) The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; 2) The obligation to absorb the expected losses (as defined by FIN 46) of the entity if they occur; or 3) The right to receive the expected residual returns (as defined by FIN 46) of the entity if they occur.

                                                When either of the above conditions exists, an enterprise having variable interest(s) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both, is required to consolidate the financial statements of the variable interest entity.  FIN 46 was effective immediately for variable interest entities created, or in which the Company obtains an interest, after January 31, 2003.  For all variable interest entities created on or before January 31, 2003, the provisions are effective for the quarter beginning July 1, 2003.

                                                The Company has identified several financing arrangements created before January 1, 2003 that may constitute variable interest entities under the provisions of FIN 46 and is evaluating whether it would be deemed the primary beneficiary and, therefore, required to consolidate the financial statements of the associated entities.  While the Company has yet to make a final determination, it has reached the preliminary conclusions summarized below:

1.                                       The Company has four aircraft leases that it previously accounted for as operating leases for book purposes but as a loan for tax purposes.  Under the terms of this arrangement, the Company guarantees the residual value of the aircraft and would therefore absorb the expected losses.  Thus, the Company is deemed to be the primary beneficiary by the provisions of FIN 46.  Accordingly, beginning July 1, 2003, these leases are being accounted for as capital leases for book purposes.  This accounting change will  result in a $20 million charge recorded as a cumulative effect of a change in accounting principle in the statement of operations.  In addition, the ongoing impact of recording interest and depreciation expense under the newly capitalized leases will exceed previous levels of rent expense by approximately $11 million annually.

2.                                       The Company currently consolidates a financing entity (as described in Note 5 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002) that has issued a preferred security classified on the Company’s consolidated financial statements as Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company (“MRPS”).  This entity lacks a substantive equity investment, as defined under the provisions of FIN 46, and is therefore a variable interest entity of which the Company has determined that it is not the primary beneficiary.  Accordingly, the Company will no longer consolidate the subsidiary, but an amount equal to the MRPS ($537 million as of June 30, 2003), representing the Company’s non-recourse obligation to the financing entity, will be recorded as a liability on the Company’s consolidated balance sheets.

3.                                       The Company guarantees a number of special facility revenue bonds issued by certain municipalities for the purpose of constructing or improving airport facilities that are leased by the Company.  FIN 46 provides scope exceptions that may apply to these financings and the Company is presently evaluating whether they will preclude consolidation of such arrangements.

4.                                       The Company is the operator/lessee of numerous aircraft under operating leases in which the lessors are trusts that have issued equipment trust certificates to various investors.  Based on the Company’s preliminary assessment, these are not believed to constitute variable interest entities requiring consolidation.

                                                The Company is continuing to evaluate these arrangements to reach final determinations with respect to the application of FIN 46 during the quarter ending September 30, 2003.  The Company has not identified other arrangements it has concluded are both likely to require consolidation under FIN 46 and that will have a material impact on its financial statements.

                                                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards for how a company classifies and measures certain financial instruments and specifies that some financing arrangements with characteristics of both liabilities and equity must be classified as liabilities.  Among the requirements of SFAS 150 is that all “Mandatorily Redeemable” securities be classified as liabilities.  This would, in the absence of applying FIN 46, result in the Company reclassifying the MRPS described above to a liability.  Given the effects of FIN 46, however, the equivalent result will already apply.  The Company adopted SFAS 150 on July 1, 2003 and anticipates that this standard will have no other material impact on the Company’s financial statements.

Note 3 — Segment Information

                                                The Company is managed as one cohesive business unit, from which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
Domestic	$1,605	$1,640	$3,161	$3,195
Pacific	391	483	865	918
Atlantic	301	283	521	473
Operating revenues	$2,297	$2,406	$4,547	$4,586

Note 4 — Loss Per Share Data

                                                The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
Numerator:
Net income (loss) (in millions)	$227	$(93)	$(169)	$(264)

Denominator:
Weighted-average shares outstanding for basic earnings per share	85,834,989	85,642,195	85,830,393	85,562,150

Effect of dilutive securities:
Series C Preferred Stock	6,555,778	—	—	—
Shares held in non-qualified rabbi trusts	3,902	—	—	—
Employee stock options and unvested restricted shares	285,759	—	—	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	92,680,428	85,642,195	85,830,393	85,562,150

Shares related to dilutive securities excluded because inclusion would be anti-dilutive	—	7,205,992	6,724,723	7,216,636

                                                For the six months ended June 30, 2003 and the three and six months ended June 30, 2002, no incremental shares related to dilutive securities were added to the weighted-average shares outstanding for basic earnings per share because of the anti-dilutive impact caused by inclusion of these securities.

Note 5 — Comprehensive Income (Loss)

                                                Comprehensive income (loss) consisted of the following (in millions):

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
Net income (loss)	$227	$(93)	$(169)	$(264)
Minimum pension liability adjustments	—	—	(156)	—
Deferred gain (loss) from hedging activities	(9)	(15)	13	(16)
Foreign currency translation adjustments	2	(6)	1	(6)
Comprehensive income (loss)	$220	$(114)	$(311)	$(286)

Note 6 — Stock-based Compensation

                                                Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation provided for by SFAS No. 123, Accounting for Stock-Based Compensation, and is accounting for this change in accounting principal using the “prospective method” as described by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  All employee stock option grants made on or after January 1, 2003 will be priced based on the fair value on the date the stock-based compensation is granted, which will be amortized as compensation expense over the vesting period.

                                                On June 27, 2003, the Company offered to all participants holding stock options or stock appreciation rights (“SARs”) related to NWA Corp. common stock granted pursuant to the 1998 Pilots Stock Option Plan the opportunity to exchange all of their outstanding stock options and SARs for a designated number of replacement options to purchase shares of NWA Corp. common stock and replacement SARs.  Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were exchanged only for newly issued options).  The offer terminated on July 30, 2003.  Holders exchanged 1,849,794 shares subject to existing options and SARs for 926,101 shares subject to newly issued options and SARs.  The new awards vest in 25% installments over a four year period. The exercise price of the new awards is the average of the high and low sales prices of NWA Corp. common stock as reported on the NASDAQ National Market System on July 31, 2003, or $9.185 per share.  Compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation, and is anticipated to be approximately $1 million annually for stock options issued under this program.

                                                The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding option awards rather than only those granted since January 1, 2003.  Awards under the Company’s plans vest over periods ranging from three to five years.

	Three months ended		Six months ended
	June 30		June 30
(In millions except per share amounts)	2003	2002	2003	2002
Net income (loss), as reported	$227	$(93)	$(169)	$(264)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effect (1)	5	—	8	2
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax (1)	(5)	(3)	(8)	(7)
Pro forma net income (loss)	$227	$(96)	$(169)	$(269)

Earnings (loss) per share:
Basic — as reported	$2.64	$(1.08)	$(1.97)	$(3.09)
Basic — pro forma	$2.64	$(1.12)	$(1.97)	$(3.14)

Diluted — as reported	$2.45	$(1.08)	$(1.97)	$(3.09)
Diluted — pro forma	$2.45	$(1.12)	$(1.97)	$(3.14)

(1)                                  As described below in Note 7, the Company is not recording additional tax benefits or provisions due to its net deferred tax asset position and recent history of losses; therefore, the Company did not include any tax effect related to the 2003 amounts shown.

Note 7 — Income Taxes

                                                Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of the future tax benefits of a net deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  SFAS No. 109 requires that all available evidence be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, a company’s financial performance for the current and prior two years, the market environment in which a company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  As a result of the Company’s cumulative losses over the past two fiscal years and the full utilization of its loss carryback potential, future pre-tax losses are not expected to be reduced by the recognition of associated tax benefits until a net deferred tax liability is generated or the Company achieves substantial profitability.  Although the Company recorded net income for the quarter ended June 30, 2003, it maintains a net deferred tax asset position that is fully reserved due to the uncertainty of generating sufficient future taxable income.

Note 8 — Long-term Debt

                                                At June 30, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$157
2004	641
2005	1,446
2006	582
2007	690

                                                The amount due in 2005 includes $962 million of principal outstanding under the Company’s credit facilities.

                                                On May 20, 2003, NWA Corp. completed an offering of $150 million of unsecured convertible senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 6.625%, which is payable in cash semi-annually through May 15, 2010.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 61.8047 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $16.18 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.

                                                Holders of the notes may convert their notes only if:  (i) the price of NWA Corp.’s common stock trades above a specified threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

                                                In June 2003, the Company completed a structured financing transaction in which two owned administration buildings in Eagan, Minnesota were transferred from NWA Inc. and Northwest to NWA Real Estate Holding Company LLC (“NWA Real Estate Holding”).  These buildings were then used by NWA Real Estate Holding as security for three mortgage loans in the aggregate amount of $36 million made by AERO 1 HQ Finance Trust (“HQ Finance Trust”).  Each of the three mortgage loans corresponds to a separate class of Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates (the “Certificates”) issued by HQ Finance Trust.  The financing has a blended rate of 5.34%, with a term of seven years and no principal amortization.  NWA Real Estate Holding is a fully consolidated subsidiary of the Company and all of the debt related to the mortgages of the two buildings is reflected in the Company’s consolidated balance sheet as of June 30, 2003.

                                                Due to the negative impact on the financial performance of the Company from the Iraq War and Severe Acute Respiratory Syndrome (“SARS”), the Company and its lenders amended the Company’s revolving credit agreement in May 2003 to defer the Company’s required compliance with the fixed charge coverage ratio under the agreement from June 30, 2003 to June 30, 2004.

                                                On March 28, 2003, Standard & Poor’s downgraded the rating on the Company’s corporate credit facilities from BB- to B+ and lowered Northwest’s senior unsecured debt rating from B to B-.  On April 10, 2003, Moody’s Investors Service downgraded the rating on the Company’s credit facilities from Ba3 to B1.  As a result of these credit rating downgrades and the measurement of certain collateral tests required under the Company’s credit facilities, the interest rate on borrowings under the credit facilities increased 0.75% in April 2003.  The credit facilities currently bear interest at a variable rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 3.25% (4.36% as of July 31, 2003).

Note 9 — Fleet Information and Commitments

                                                The following table presents the number of aircraft in service and on firm order as of June 30, 2003:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Removed from Service	Total Aircraft in Service		Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	51	—	12	—	63		14
A320	144-148	41	4	31	(3)	73		8
A330-200	243	—	—	—	—	—		10
A330-300	298	—	—	—	—	—		14

Boeing:
757-200	180-184	23	14	19	(4)	52		—
757-300	224	10	—	—	—	10	(1)	4
747-200	353-446	13	—	5	(1)	17		—
747-400	403	4	—	12	—	16		—

McDonnell Douglas:
DC9	78-125	154	—	13	(6)	161		—
DC10-30	269-273	14	—	8	—	22		—
		310	18	100	(14)	414		50

Freighter Aircraft
Boeing 747-200F		5	—	7	—	12		—

Total Northwest Operated Aircraft		315	18	107	(14)	426		50

Regional Aircraft
AVRO RJ85	69	11	—	25	—	36		—
CRJ-200/440	50/44	—	—	64	—	64	(1)	64
SAAB 340	30-34	—	—	49	—	49		—

Total Airlink Operated Aircraft		11	—	138	—	149		64

Total Aircraft		326	18	245	(14)	575		114

(1)                                  Two Boeing 757-300 aircraft and one CRJ-440 aircraft were purchased in June 2003 but were not yet in service as of June 30, 2003, and are therefore excluded from this table.

                                                Committed expenditures for the 114 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.10 billion for the remainder of 2003, $1.19 billion in 2004, $1.18 billion in 2005, $582 million in 2006 and $226 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 50 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  The Company has the option to finance the 64 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer.  These aircraft will, in turn, be leased or subleased to and operated by regional carriers.  In the event a manufacturer does not provide financing for these aircraft, the Company has certain remedies such as not taking delivery of the aircraft.

Note 10 — Series C Preferred Stock

                                                The Company issued Series C Preferred Stock in 1993 to trusts for the benefit of its employees in connection with labor cost restructuring agreements between the Company and its major unions.  The terms of the Series C Preferred Stock give the holders a “put right” to require the Company to repurchase such shares for an amount (approximately $226 million at the August 1, 2003 put date) equal to the actual wage savings achieved under the 1993 labor agreements.  Consummation of the repurchase is subject to, among other things, compliance with corporate law requirements applicable to the Company, including the requirement that any stock repurchase be out of a corporation’s “surplus”.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at this time becuase the Board of Directors was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  As a result, quarterly dividends will accrue beginning August 1, 2003, at 12% per annum and each of the International Association of Machinists and Aerospace Workers (“IAM”), Air Line Pilots Association, International (“ALPA”) and International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”) will have the right to designate an additional individual to serve on the Company’s Board of Directors.  The IBT and IAM have commenced separate lawsuits challenging the Company’s decision not to repurchase the Series C Preferred Stock.  See “Part II. Item 1.  Legal Proceedings” for additional information regarding these lawsuits.  Additional information with respect to the Company’s Series C Preferred Stock is contained in Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002.

Note 11 — Pinnacle Stock Contribution to Company’s Pension Plan

                                                The Company submitted an application to the Department of Labor to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash.  In January 2003, the Department of Labor (“DOL”) issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  The proposed exemption contemplates that the pension plans will have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value.  On January 15, 2003, the Company contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to the pension plans to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year. However, as a result of the plans’ option to sell the shares back to the Company, the contribution of the $44 million was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines Corp. and do not reflect a reduction in the pension liability for accounting purposes.  The Company intends to contribute additional common stock of Pinnacle Airlines Corp. to satisfy a portion of future pension contributions, including the remainder of the 2002 plan year requirements.  The Department of Labor held a hearing on May 5, 2003 relating to the proposed prohibited transaction exemption and the Company is presently awaiting a final decision.

Note 12 — Sale of Interest in WORLDSPAN L.P.

                                                On June 30, 2003, the Company completed the sale of its 33.7% partnership interest in WORLDSPAN L.P., a global Computer Reservations System, to Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank.  The Company received cash proceeds of $278 million at the time of sale, plus $125 million of credits for future services from WORLDSPAN L.P. to be applied over the next nine years.  As a result of this transaction, the Company recorded a gain of $199 million in other income.  The Company will recognize the service credits as a reduction to the cost of purchased services expense in the periods the credits are utilized.

Note 13 - Security Cost Reimbursements from the U.S. Government

                                                On April 16, 2003 the President signed into law the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”) which includes, among other items, a $2.30 billion cash reimbursement to U.S. airlines for security fees previously remitted to the Transportation Security Administration (“TSA”) by U.S. airlines and $100 million for reimbursement of the costs of aircraft cockpit door reinforcement since the 2001 terrorist attacks.  The Company received $209 million for reimbursement of security fees in May 2003, which was recorded as other income.  The Company will also receive some portion of the $13 million for direct costs of cockpit door reinforcement not previously reimbursed on a date yet to be specified by the TSA, which will be recorded as a reduction to the previously capitalized property account.  Retention of these funds requires compliance with requirements in the Wartime Act, including certain limitations on executive compensation.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                                Global events that developed in the first quarter of 2003 continued to impact the U.S. airline industry during the three months ended June 30, 2003.  Military actions in Iraq taken by the United States and its allies that began in late March and concerns about Severe Acute Respiratory Syndrome (“SARS”), particularly in the Pacific region, combined to cause a significant decline in passenger traffic and bookings compared to the three month period ending June 30, 2002.  These events further exacerbated the industry’s business environment that was already the worst in its history.

                                                Since early 2001, the industry has suffered a significant decline in revenues versus what would have been expected based on historical growth trends. This shortfall has been caused by the rapid growth of low cost airlines, increased distribution through the Internet, higher taxes levied on passengers, fear of future terrorist activities, inconveniences introduced by new airport security initiatives, and the downturn in both the economy and business profitability.  See “Northwest and Airline Industry Current Status” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2002 Annual Report on Form 10-K for a detailed discussion of the factors contributing to the revenue shortfall and the financial and operational challenges the Company faces.

                                                In response to the drop in demand due to the military actions in Iraq, on March 21, 2003 the Company announced plans to reduce its systemwide capacity by 12% versus its previous plans and indefinitely ground certain aircraft.  The Company also announced that, as a result of the war-related capacity reductions, it was forced to decrease overall staffing levels by 4,900 employees across all employee workgroups.  Besides these actions, public concerns over the transmission of SARS prompted a further reduction in flying on certain Pacific routes, which resulted in approximately $100 million reduction in Pacific revenue during the quarter and is expected to continue impacting passenger revenue throughout the year.  Despite these and other substantial measures taken by the Company over the past two years, continued soft demand due to hostilities in the Middle East, SARS or other factors could lead to further reductions in service, additional job eliminations, or potential asset impairments.

                                                For the quarter ended June 30, 2003, the Company reported net income of $227 million and an operating loss of $73 million.  Diluted earnings per common share were $2.45 in the second quarter of 2003 compared to a net loss per common share of $1.08 in the second quarter of 2002.  As described below, the net income reported for the most recent quarter was largely the result of two significant non-operating items rather than an improvement in the overall financial performance of the Company.

                                                In response to the military actions taken in Iraq, the President of the United States signed into law the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”) on April 16, 2003.  The Wartime Act included, among other items, a $2.30 billion cash reimbursement to U.S. airlines of security fees previously remitted by U.S. airlines to the Transportation Security Administration (“TSA”) since February 2002, and $100 million for reimbursement of the costs of aircraft cockpit door reinforcement since the 2001 terrorist attacks. Under the Wartime Act, Northwest received $205 million and its consolidated affiliates received $4 million for reimbursement of security fees in May 2003, which was recorded as other income.  Northwest will also receive some portion of the $13 million for direct costs of cockpit door reinforcements not previously reimbursed on a date yet to be specified by the TSA, which will be recorded as a reduction to the previously capitalized property account.  Retention of these funds requires compliance with requirements in the Wartime Act, including certain limitations on executive compensation.

                                                On June 30, 2003, the Company completed the sale of its 33.7% partnership interest in WORLDSPAN L.P., a global computer reservations system, to Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank.  The Company received cash proceeds of $278 million at the time of sale, plus $125 million of additional credits for future services from WORLDSPAN L.P. to be applied over the next nine years.  As a result of this transaction, the Company recorded a gain of $199 million in other income.  The Company will recognize the service credits as a reduction to the cost of purchased services expense in the periods the credits are utilized.

                                                The Company also recorded aircraft related write-downs of $21 million in depreciation expense during the three months ended June 30, 2003, primarily for Boeing 727-200 aircraft used in certain charter operations.

                                                Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations include other subsidiaries and, where indicated, the discussion also relates to the two most significant of these, MLT Inc. and Pinnacle Airlines, Inc. (“Pinnacle Airlines”).  The Company’s results of operations for interim periods are not necessarily indicative of the results for an entire year due to seasonal factors as well as competitive and general economic conditions.  The Company’s second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the spring and summer months.

                                                Information with respect to the Company’s operating statistics follows (1):

	Three months ended						Six months ended
	June 30						June 30
	2003		2002		% Chg.		2003		2002		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	21,397		23,537		(9.1)		43,922		45,299		(3.0)
Revenue passenger miles (RPM) (millions)	16,356		18,581		(12.0)		32,918		35,118		(6.3)
Passenger load factor	76.4%		78.9%		(2.5	)pts.	74.9%		77.5%		(2.6)
Revenue passengers (millions)	12.8		13.6		(5.9)		25.1		25.5		(1.6)
Passenger revenue per RPM (yield)	11.15	¢	10.69	¢	4.3		10.92	¢	10.65	¢	2.5
Passenger revenue per scheduled ASM (RASM)	8.52	¢	8.44	¢	0.9		8.19		8.26	¢	(0.8)

Total operating ASM (millions)	21,680		23,580		(8.1)		44,418		45,398		(2.2)
Operating expense per total operating ASM (2)	9.84	¢	9.34	¢	5.4		10.01	¢	9.49	¢	5.5
Operating expense per total operating ASM, excluding severance, curtailment and aircraft impairments (2)	9.75	¢	9.34	¢	4.4		9.78	¢	9.49	¢	3.1

Cargo ton miles (millions)	536		572		(6.3)		1,019		1,052		(3.1)
Cargo revenue per ton mile	33.76	¢	30.79	¢	9.6		34.09	¢	30.84	¢	10.5

Fuel gallons consumed (millions)	426		479		(11.1)		868		924		(6.1)
Average fuel cost per gallon, excluding taxes	80.29	¢	68.83	¢	16.6		82.61	¢	63.98	¢	29.1

Number of operating aircraft at end of period							426		438		(2.7)
Full-time equivalent employees at end of period							39,442		46,260		(14.7)

(1)                                  All statistics exclude Pinnacle Airlines, a majority-owned Northwest Airlink regional carrier, which is consistent with how the Company reports statistics to the DOT and is comparable to statistics reported by other major network airlines.

(2)                                  Excludes the expenses associated with the operation of Northwest’s fleet of Boeing 747 freighter aircraft, MLT Inc., Pinnacle Airlines, the NBA transportation program and gain/loss on disposal of assets. These expenses do not generate Northwest ASMs and therefore are excluded from the calculation.  Management believes that operating expenses per total ASM, excluding severance, curtailment expenses and aircraft impairments, is more reflective of the Company’s ongoing operations.  Reconciliation of total operating expenses to passenger service operating expenses used to calculate operating expense per total operating ASM is provided below:

	Three months ended		Six months ended
	June 30		June 30
(In millions)	2003	2002	2003	2002
Operating expenses per GAAP	$2,370	$2,452	$4,946	$4,828
Freighter operations	(117)	(120)	(237)	(224)
MLT Inc. — net of intercompany eliminations	(47)	(73)	(119)	(170)
Pinnacle Airlines — net of intercompany eliminations	(69)	(53)	(133)	(110)
(Gain)/loss on assets and NBA transportation	(3)	(3)	(12)	(15)
Passenger service operating expenses	2,134	2,203	4,445	4,309
Aircraft impairments	(21)	—	(21)	—
Curtailment expenses	—	—	(58)	—
Severance expenses	—	—	(20)	—
	$2,113	$2,203	$4,346	$4,309

Results of Operations—Three months ended June 30, 2003 and 2002

                                                Operating Revenues.  Operating revenues decreased 4.5% ($109 million).  System passenger revenues decreased 8.2% ($163 million), excluding Pinnacle Airlines.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 24.8% ($16 million) to $82 million due to increased capacity from 28 additional Bombardier CRJ aircraft that entered service since June 30, 2002.

                                                The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$1,824		$1,332		$271		$221

Increase (Decrease) from 2002:
Passenger revenues (in millions)	$(163)		$(29)		$(98)		$(36)
Percent	(8.2)%		(2.1)%		(26.5)%		(14.1)%

Scheduled service ASMs (capacity)	(9.1)%		(4.2)%		(13.1)%		(21.3)%
Scheduled service RPMs (traffic)	(12.0)%		(4.5)%		(23.9)%		(18.7)%
Passenger load factor	(2.5	)pts.	(0.2	)pts.	(10.2	)pts.	2.9	pts.
Yield	4.3%		2.5%		(3.4)%		5.7%
Passenger RASM	0.9%		2.2%		(15.3)%		9.2%

As indicated in the above table:

•                                            Domestic passenger revenues were lower due to reduced traffic, which was partially offset by higher yields.

•                                            Pacific passenger revenues decreased due to significantly lower traffic and a decline in yields, primarily as a result of SARS.

•                                            Atlantic passenger revenues were lower due to reduced traffic, primarily as a result of the Iraq War, which was partially offset by higher yields.

                                                Cargo revenues increased 2.8% ($5 million) to $181 million due largely to a 9.6% increase in cargo revenue yield per ton mile.  Other revenues increased 18.0% ($32 million) as a result of flying for the U.S. military under the Civil Reserve Air Fleet Program and other transportation service fees and support services, partially offset by a decrease in revenues from MLT Inc.

                                                Operating Expenses.  Operating expenses decreased 3.3% ($82 million).  The following table presents operating expenses for the three months ended June 30, 2003 and describes significant variances from the three months ended June 30, 2002:

			Increase
	Three Months Ended		(Decrease)	Percent
(in millions)	2003	2002	from 2002	Change	Note
Operating Expenses
Salaries, wages and benefits	$944	$936	$8	0.9%	A
Aircraft fuel and taxes	375	360	15	4.2	B
Selling and marketing	170	200	(30)	(15.0)	C
Depreciation and amortization	162	131	31	23.7	D
Other rentals and landing fees	138	141	(3)	(2.1)	E
Aircraft rentals	120	116	4	3.4	F
Aircraft maintenance materials and repairs	95	151	(56)	(37.1)	G
Other	366	417	(51)	(12.2)	H
Total operating expenses	$2,370	$2,452	$(82)	(3.3)%

A.                                   Salaries, wages and benefits increased due to higher pension expenses and annual rate increases, partially offset by savings from a 12.6% decrease in average full-time equivalent employees.

B.                                     Aircraft fuel and taxes were higher due to a 16.6% increase in the average fuel cost per gallon to 80 cents, net of hedging transactions, partially offset by 11.1% fewer fuel gallons consumed from the use of more fuel efficient aircraft and 8.1% lower total capacity.  Fuel hedge transactions reduced fuel costs by $3 million in the second quarter of 2003 compared to an $8 million reduction in the second quarter of 2002.

C.                                     Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $30 million due primarily to the elimination of North American base commissions which began to take effect near the end of the second quarter of 2002, lower passenger volumes and lower advertising expenses.

D.                                    Depreciation expense increased primarily due to aircraft write-downs of $21 million, mostly involving Boeing 727-200 aircraft, plus accelerated retirement of certain other aircraft.

E.                                      Other rentals and landing fees decreased primarily due to reduced operations.

F.                                      Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

G.                                     Aircraft maintenance materials and repairs decreased by $56 million primarily due to lower material usage from reduced maintenance volume, which resulted from lower fleet utilization.  Should utilization increase in the future, including the possibility that temporarily grounded aircraft could return to service, maintenance costs would rise from current levels.

H.                                    Other expenses (which include MLT Inc. operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes and lower MLT Inc. operating expenses.

                                                Other Income and Expense.  Non-operating income (expense) increased $395 million, primarily due to $209 million received under the Wartime Act as reimbursement for security fees previously paid to the TSA and a $199 million gain from the sale of the Company’s investment in WORLDSPAN L.P., partially offset by higher interest expense related to increased debt levels.

Results of Operations—Six months ended June 30, 2003 and 2002

                                                Operating Revenues.  Operating revenues decreased 0.9% ($39 million).  System passenger revenues decreased 3.9% ($146 million), excluding Pinnacle Airlines.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 23.3% ($30 million) to $158 million due to increased capacity from 28 additional Bombardier CRJ aircraft that entered service since June 30, 2002, and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

                                                The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$3,595		$2,583		$632		$380

Increase (Decrease) from 2002:
Passenger revenues (in millions)	$(146)		$(29)		$(77)		$(40)
Percent	(3.9)%		(1.1)%		(10.8)%		(9.6)%

Scheduled service ASMs (capacity)	(3.0)%		(1.7)%		(0.6)%		(13.1)%
Scheduled service RPMs (traffic)	(6.3)%		(2.0)%		(10.3)%		(15.3)%
Passenger load factor	(2.6	)pts.	(0.2	)pts.	(8.2	)pts.	(2.1	)pts.
Yield	2.5%		0.9%		(0.7)%		6.7%
Passenger RASM	(0.8)%		0.6%		(10.2)%		4.1%

As indicated in the above table:

•                                          Domestic passenger revenues were lower due to reduced traffic, which was partially offset by slightly higher yields.

•                                          Pacific passenger revenues decreased due to lower traffic, primarily as a result of SARS.

•                                          Atlantic passenger revenues were lower due to reduced traffic, largely a result of the Iraq War, which was partially offset by higher yields.

                                                Cargo revenues increased 7.4% ($24 million) to $348 million due to a 10.5% increase in cargo revenue yield per ton mile.  Other revenues increased 13.5% ($53 million) as a result of flying for the U.S. military under the Civil Reserve Air Fleet Program, other transportation service fees and support services, partially offset by a decrease in revenues from MLT Inc.

                                                Operating Expenses.  Operating expenses increased 2.4% ($118 million).  The following table presents operating expenses for the six months ended June 30, 2003 and describes significant variances from the six months ended June 30, 2002:

			Increase
	Six Months Ended		(Decrease)	Percent
(in millions)	2003	2002	from 2002	Change	Note
Operating Expenses
Salaries, wages and benefits	$1,989	$1,860	$129	6.9%	A
Aircraft fuel and taxes	786	651	135	20.7	B
Selling and marketing	346	418	(72)	(17.2)	C
Depreciation and amortization	304	266	38	14.3	D
Other rentals and landing fees	281	264	17	6.4	E
Aircraft rentals	238	229	9	3.9	F
Aircraft maintenance materials and repairs	228	296	(68)	(23.0)	G
Other	774	844	(70)	(8.3)	H
Total operating expenses	$4,946	$4,828	$118	2.4%

A.                                   Salaries, wages and benefits increased due to higher pension expenses, annual rate increases, $20 million of severance expenses, and a $58 million pension curtailment charge, partially offset by savings from an 8.3% decrease in average full-time equivalent employees.

B.                                     Aircraft fuel and taxes were higher due to a 29.1% increase in the average fuel cost per gallon to 83 cents, net of hedging transactions, partially offset by 6.1% fewer fuel gallons consumed from the use of more fuel efficient aircraft and 2.2% lower total capacity.  Fuel hedge transactions reduced fuel costs by $52 million in the first half of 2003 compared to a $23 million reduction in the first half of 2002.

C.                                     Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $72 million due primarily to the elimination of North American base commissions which began to take effect near the end of the second quarter of 2002, lower passenger volumes and lower advertising expenses.

D.                                    Depreciation expense increased primarily due to aircraft write-downs of $21 million, mostly related to Boeing 727-200 aircraft, plus accelerated retirement of certain other aircraft.

E.                                      Other rentals and landing fees increased primarily due to higher rates across the system, due in large part to unfunded security mandates imposed on airports by the TSA.

F.                                      Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

G.                                     Aircraft maintenance materials and repairs decreased by $68 million primarily due to lower material usage from reduced maintenance volume, which resulted from lower fleet utilization.  Should utilization increase in the future, including the possibility that temporarily grounded aircraft could return to service, maintenance costs would rise from current levels.

H.                                    Other expenses (which include MLT Inc. operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes and lower MLT Inc. operating expenses.

                                                Other Income and Expense.  Non-operating income (expense) increased $360 million primarily due to $209 million received under the Wartime Act as reimbursement for security fees previously paid to the TSA and a $199 million gain from the sale of the Company’s investment in WORLDSPAN L.P., partially offset by higher interest expense related to increased debt levels.

Liquidity and Capital Resources

                                                As of June 30, 2003, the Company had cash, cash equivalents and restricted short-term investments of $2.94 billion.  This amount includes $125 million of restricted short-term investments, resulting in total liquidity of $2.81 billion.

                                                Cash flows.  Liquidity increased by $717 million during the six months ended June 30, 2003, due primarily to the $209 million security fee reimbursements received under the Wartime Act, a $217 million tax refund, cash proceeds of $278 million from the sale of WORLDSPAN L.P. and the issuance of $150 million of senior convertible notes.

                                                Net cash provided by operating activities for the six months ended June 30, 2003 was $519 million, a $409 million increase from the $110 million of cash provided by operating activities for the six months ended June 30, 2002.  This increase was due primarily to $209 million of Wartime Act funds received in May 2003, net income tax receipts $92 million higher in 2003 than 2002, $58 million received for settlement of contracts that had been in place to hedge third and fourth quarter 2003 fuel usage and the payment in January 2002 of $216 million of aviation taxes originally due between September 11, 2001 and January 15, 2002.  These favorable variances were partially offset by a larger operating loss in 2003.

                                                Investing activities consisted primarily of the receipt of $278 million from the sale of WORLDSPAN L.P., and capital expenditures on aircraft, facility improvements and ground equipment purchases.  Included in these capital expenditures is the acquisition of the following aircraft for the six months ended June 30:

	2003	2002
Airbus A319	7	11
Airbus A320	—	1
Boeing 747-400	—	2
Boeing 757-200	—	2
Boeing 757-300	3	—
	10	16

                                                Financing activities in the six months ended June 30, 2003 consisted primarily of financing six Airbus A319 aircraft and two Boeing 757-300 aircraft with escrowed funds from a pass-through certificates offering, one Boeing 757-300 aircraft with long-term debt, the issuance of $150 million of 6.625% senior convertible notes due 2023 and payments of debt and capital lease obligations.  Financing activities in the six months ended June 30, 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of 11 Airbus A319 aircraft, one Boeing 747-400 aircraft and one Airbus A320 aircraft with escrowed funds from pass-through certificates offerings issued in 2001, financing of two Boeing 757-200 aircraft with long-term bank debt, the sale and leaseback of one Boeing 747-400, and the payment of debt and capital lease obligations.

                                                In addition to the purchase of the aircraft discussed above, the Company took delivery of two Boeing 757-300 aircraft and 14 Bombardier CRJ aircraft during the six months ended June 30, 2003.  The Boeing 757-300 aircraft were acquired through non-cash transactions with the manufacturer and the Bombardier CRJ aircraft were financed with long-term operating leases and subleased to Pinnacle Airlines.

                                                Debt.  At June 30, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$157
2004	641
2005	1,446
2006	582
2007	690

                                                The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of the bank credit facilities.

                                                Due to the negative impact on the financial performance of the Company from the Iraq War and SARS, the Company and its lenders amended the Company’s revolving credit agreement in May 2003 to defer the Company’s required compliance with the fixed charge coverage ratio under the agreement from June 30, 2003 to June 30, 2004.

                                                Convertible Debt Issuance.  In May 2003, NWA Corp. completed an offering of $150 million of unsecured convertible senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 6.625%, which is payable in cash semi-annually through May 15, 2010.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 61.8047 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $16.18 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.

                                                Holders of the notes may convert their notes only if:  (i) the price of NWA Corp.’s common stock trades above a specified threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur. Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

                                                Real Estate Financing.  In June 2003, the Company completed a structured financing transaction in which two owned administration buildings in Eagan, Minnesota were transferred from NWA Inc. and Northwest to NWA Real Estate Holding Company LLC (“NWA Real Estate Holding”).  These buildings were then used by NWA Real Estate Holding as security for three mortgage loans in the aggregate amount of $36 million made by AERO 1 HQ Finance Trust (“HQ Finance Trust”).  Each of the three mortgage loans corresponds to a separate class of Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates (the “Certificates”) issued by HQ Finance Trust.  The financing has a blended rate of 5.34%, with a term of seven years and no principal amortization.  NWA Real Estate Holding is a fully consolidated subsidiary of the Company and the debt related to the mortgages of the two buildings is reflected in the Company’s consolidated balance sheet as of June 30, 2003.

                                                Aircraft Commitments.  Committed expenditures for the 114 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.10 billion for the remainder of 2003, $1.19 billion in 2004, $1.18 billion in 2005, $582 million in 2006 and $226 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 50 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  As of June 30, 2003, this included $424 million of unused pass-through certificates proceeds that were held in escrow and are not assets or direct obligations of, or guaranteed by, the Company and therefore are not included in the condensed consolidated balance sheets.  The unused pass-through certificates proceeds are available to finance a portion of the aircraft scheduled for delivery in 2003.  The Company has the option to finance the 64 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer, and these aircraft will, in turn, be leased or subleased to and operated by the regional carriers.  In the event a manufacturer does not provide financing for these aircraft, the Company has certain remedies such as not taking delivery of the aircraft.

                                                Receivables Purchase Agreement.  In June 2002, a Receivables Purchase Agreement was executed by Northwest, NWA Funding II, LLC (“NWA Funding”), a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers (“Purchasers”).  The agreement was a 364-day, $100 million maximum revolving receivables purchase facility, renewable annually for five years at the option of the Purchasers, that allowed NWA Funding to sell variable undivided interests in accounts receivable acquired from Northwest to the Purchasers.  NWA Funding paid a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee.

                                                In June 2003, the Purchasers informed Northwest that they would not renew the Receivables Purchase Agreement for another 364-day term.  The current 364-day term ended in June 2003 and was extended to July 28, 2003, at which time the program was terminated.  The Purchasers then collected $65 million of payments on outstanding receivables.  Due to seasonal fluctuations in accounts receivable sold under the agreement, the Company estimates that termination of the program will reduce its cash balance at December 31, 2003 by approximately $50 million.

                                                Pension Funding Obligations.  The Company has several noncontributory pension plans covering substantially all of its employees.  Funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”).  As of December 31, 2002, the Company’s pension plans were underfunded by $3.95 billion as calculated in accordance with SFAS No. 87, Employers’ Accounting for Pensions.  On a current liability basis utilized for cash contribution purposes, the plans were underfunded by approximately $3.1 billion.  Absent asset returns exceeding plan assumptions, the Company will have to satisfy the underfunded amounts of its plans through cash contributions over time.  The timing of funding requirements depends upon a number of factors, including interest rates, asset returns, potential changes in pension legislation, the Company’s decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.  Among other effects, these factors may result in contributions for a particular plan year being made across multiple calendar years.

                                                As of the beginning of 2003, contributions to the Company’s pension plans for contract and salaried workers required under ERISA included $454 million for plan year 2003, $264 million of which was due in calendar 2003.  In addition, $223 million related to plan year 2002 remained to be contributed in 2003.  No ERISA required contributions to the pilots’ plan were due in 2003.  The contribution requirements stated for each of the plans were before the impact of initiatives taken by the Company to reschedule certain payments and substitute in-kind contributions of subsidiary common stock, both of which were intended to reduce the total cash contributions required to the plans during calendar 2003 and 2004.

                                                On November 5, 2002, the Company submitted an application to the Internal Revenue Service (“IRS”) for authorization to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees.  On April 15, 2003, the IRS approved the application, subject to the Company’s satisfaction of certain conditions imposed by the Pension Benefit Guaranty Corporation (“PBGC”).  The Company satisfied the conditions for waiving plan year 2003 contributions by granting the plans a lien on certain assets of the Company (certain domestic slots, international routes, aircraft and engines).  As a result, the value of the Company’s remaining unencumbered assets is insignificant.

                                                The Company also submitted an application to the DOL to permit the Company to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash.  In January 2003, the DOL issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  The proposed exemption contemplates that the pension plans will have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value.  The Company then contributed 1.9 million shares, or 12.9%, of the Pinnacle Airlines Corp. common stock to the pension plans to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year due in 2003.  However, as a result of the plans’ option to sell the shares back to the Company, the contribution of the $44 million was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines and do not reflect a reduction in the pension liability for accounting purposes.  Subject to the DOL finalizing the exemption, the Company intends to contribute additional common stock of Pinnacle Airlines Corp. to satisfy a portion of future pension contributions, which may include a voluntary contribution to the pilots’ plan for plan year 2002; this voluntary contribution would eliminate further ERISA required contributions to the pilots’ plan until the latter half of 2005.  The Company and ALPA have reached a tentative agreement to utilize a portion of the Pinnacle Airlines Corp. common stock for that purpose.

                                                Under the provisions of SFAS 87, the Company expects to record pension expense totaling $428 million during 2003 and anticipates that its 2004 expense will be at a similar level.  Cash contributions during 2004 remain highly dependent on the factors described above.

                                                Credit Ratings.   On February 25, 2003, Fitch Ratings downgraded Northwest’s senior unsecured debt rating from B+ to B.  On March 28, 2003, Standard & Poor’s downgraded the Company’s corporate credit rating from BB- to B+ and lowered Northwest’s senior unsecured debt rating from B to B-.  On April 10, 2003, Moody’s Investors Service downgraded the Company’s senior implied rating from B1 to B2 and lowered Northwest’s senior unsecured rating from B2 to Caa1. As of June 30, 2003, the Company’s credit facilities were rated B+ by Standard and Poor’s and B1 by Moody’s Investors Service.

                                                Any future lowering of the Company’s credit ratings could make it more difficult to renew outstanding letters of credit that back certain obligations or to maintain other existing financing, while also increasing the cost of such arrangements.  In addition, reduced credit ratings could potentially limit access to new financings, including instruments used in the Company’s fuel and currency hedging programs, or raise the cost to complete these transactions.  For information regarding the effect of lowering the Company’s credit ratings on its secured credit facilities during the three months ended June 30, 2003, see Note 8 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Other Information

                                                Labor Agreements.   Approximately 90% of the Company’s employees are members of collective bargaining units.  The Company has commenced Railway Labor Act (“RLA”) negotiations with the IAM and ALPA and is in discussion with the rest of its labor unions in an effort to align wages, benefits and work rules with the industry’s new revenue environment and to remain competitive with other airlines achieving permanent cost reductions through bankruptcy proceedings or the threat of bankruptcy proceedings.

                                                In June 2003, the Company’s flight attendants authorized the Professional Flight Attendants Association (“PFAA”) to be their collective-bargaining representative.  Results of the election have been certified by the National Mediation Board.  The Company’s collective bargaining agreement with the flight attendants now represented by PFAA becomes amendable May 30, 2005.

                                                The Company’s collective bargaining agreements with the IAM, representing Agents, Clerks, Equipment Service Employees and Stock Clerks, became amendable on February 25, 2003.  Pursuant to the RLA, these agreements remain in effect while the Company and the IAM pursue agreements on new contracts.  On August 25, 2003, by mutual agreement, the parties will jointly submit a request for mediation to the National Mediation Board.  If the parties have not reached tentative agreements by October 25, 2003, IAM represented employees will receive a one time lump sum payment equal to 2% of W-2 earnings over the prior 14 months, which would approximate $20 million.

                                                The Company’s collective bargaining agreement with the ALPA becomes amendable on September 13, 2003 as a result of ALPA ratifying a one year extension of their current collective bargaining agreement on June 4, 2002.  The agreement includes a pay increase of 4.5 percent on September 13, 2002 and a second pay increase of 5.5 percent on September 12, 2003.  On July 23, 2003, the Company and ALPA commenced bargaining on a new contract.

                                                Alliances.   In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”).  The marketing agreement is designed to connect the three carriers’ domestic and international networks and provide for code sharing and reciprocity of frequent flyer and airport club programs.  Northwest, Continental and Delta received approval on the agreement in January 2003 from the U.S. Department of Justice and, on March 31, 2003, the DOT also gave its final approval.  The three airlines began implementing the agreement by offering reciprocal access to each airline’s airport lounges and began offering codeshare service in June 2003.  In July 2003, frequent flyer members of the three airlines were able to book and redeem miles for itineraries that include the combination of any Northwest, Continental, and Delta operated flights by using just one award, which includes travel to 374 destinations worldwide.

                                                Aircraft Fuel.   The Company’s earnings are affected by changes in the price of aircraft fuel.  In order to provide a measure of control over price, the Company periodically hedges a portion of the price risk of fuel costs, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  As of June 30, 2003, the Company had $34 million of unrealized gains (net of $5 million of hedging ineffectiveness recorded in fuel expense for the six months ended June 30, 2003) in accumulated other comprehensive income (loss) as a result of fuel hedge contracts.  Such gains, if realized, will be recorded in fuel expense when the related fuel inventory is utilized.  During the three months ended March 31, 2003, the Company settled all of its fuel hedge contracts associated with third and fourth quarter 2003 fuel deliveries, thereby locking in gains.  As a result, the Company’s cash balance as of June 30, 2003 included approximately $58 million realized from these transactions.  Fuel expense in the second half of 2003 will reflect such gains as an offset to fuel price.  As of June 30, 2003, the Company had no open fuel hedge contracts for the remainder of 2003.

                                                Foreign Currency.   The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen. Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its yen-denominated sales in the three months ended June 30, 2003, resulting in an effective rate of 119, the prevailing average market rate for the period.  This compares to an effective rate of 116 for the quarter ended June 30, 2002, which included the impact of yen hedges in place at that time.  At June 30, 2003, the Company has hedged approximately 48% of its anticipated yen-denominated sales at an average rate of 114 yen per U.S. dollar for the remainder of 2003 and has recorded $5 million of unrealized gains in accumulated other comprehensive income associated with those hedges.  As of July 2003, the Company has hedged approximately 14% of its anticipated yen-denominated sales for the third and fourth quarter of 2004 at an average rate of 117 yen per U.S. dollar.

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

                                                The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include the future level of air travel demand, the Company’s future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, the war in Iraq and its aftermath, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS), labor negotiations both at other carriers and the Company, low fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation and inflation.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Business — Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

                                                In light of these risks and uncertainties, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, we cannot assure you that the results and events contemplated by the forward-looking statements will in fact be realized.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These statements deal with the Company’s expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company’s expectations.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by the factors described above.

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

Item 4.           Controls and Procedures

                                                An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                                                Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2002.

                                                Hall v. United Air Lines, et al.   The Hall case is a class action on behalf of a nation-wide class of travel agents alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act.  The Court has rescheduled the trial date from September 2003 to February 2004.

                                                Force Majeure Arbitrations.   Each of Northwest’s collective bargaining agreements with its unions contains “force majeure” provisions which provide that certain job protections, including layoff protections, are nullified in the event of a “force majeure.”  A “force majeure” is generally defined as the occurrence of certain events over which Northwest does not have control.  Northwest has invoked the “force majeure” provisions of its collective bargaining agreements in laying off employees in response to three events:  the terrorist attacks of September 11, 2001, the outbreak of war in Iraq in March 2003 and the SARS epidemic in 2003.  Each of the IAM, IBT (which was recently decertified following a representation election in favor of the PFAA), ALPA and AMFA have filed one or more grievances over the invocation of the force majeure provisions on some or all of these occasions.  These disputes are subject to arbitration and are in various stages of the grievance/arbitration process provided for in the respective collective bargaining agreements.  An adverse decision in any of these grievances could result in substantial damages against the Company.  The Company is vigorously defending these grievances.  Although the ultimate outcome of these matters cannot be predicted with certainty, management believes it properly applied the terms of the various collective bargaining agreements and that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

                                                Series C Preferred Stock Litigation.   In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03).  In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03).  Both lawsuits challenge the Company’s decision not to repurchase the Series C Preferred Stock and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at this time because the Board was unable to determine that the Company has adequate surplus to repurchase the outstanding Series C Preferred Stock.  The Company believes that the lawsuits are without merit.  A court decision that adequate statutory surplus is available for a stock repurchase at this time could result in the Company having to repurchase without deferral the outstanding Series C Preferred Stock (approximately $226 million).

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

Item 2.           Changes in Securities and Use of Proceeds

(c)                                On May 20, 2003, NWA Corp. sold $150 million of unsecured convertible senior notes due 2023 (“Notes”), to Citigroup Global Markets Inc. (the “initial purchaser”) pursuant to Rule 144A under the Securities Act of 1933 for $146 million in cash.  In connection with the sale of the Notes, the Company paid fees of $4 million to the initial purchaser.  The notes bear interest at 6.625%, payable in cash semi-annually through May 15, 2010.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 61.8047 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $16.18 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.

                                                Holders of the notes may convert their notes only if:  (i) the price of NWA Corp.’s common stock trades above a specified threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock. NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on May 15 of 2010, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

Item 4.           Submission of Matters to a Vote of Security Holders

                                                The Company held its Annual Meeting of Stockholders on April 25, 2003.  The stockholders of the Company voted on three items at the Annual Meeting.  The first was a proposal to elect twelve Common Stock directors, each to serve until the next annual meeting of stockholders. Votes were cast by the holders of the Common Stock as follows:

Nominee	Votes For	Votes Withheld
Richard H. Anderson	67,415,741	13,027,107
Richard C. Blum	64,671,448	15,771,400
Alfred A. Checchi	70,972,164	9,470,684
John M. Engler	70,945,262	9,497,586
Robert L. Friedman	70,957,603	9,485,245
Doris K. Goodwin	70,926,086	9,516,762
Dennis F. Hightower	70,946,008	9,496,840
Frederic V. Malek	67,388,429	13,054,419
V.A. Ravindran	70,950,632	9,492,216
Douglas M. Steenland	67,322,277	13,120,571
Leo M. van Wijk	62,414,626	18,028,222
Gary L. Wilson	70,989,884	9,452,964

                                                The second item was the election by the holders of the outstanding Series C Preferred Stock of a slate of three Series C directors, Messrs. Benning, Kourpias and Ristow, each to serve until the next annual meeting of stockholders.  The Series C directors were elected by the following vote:

4,780,474 votes in favor
270 votes against
38 abstentions

                                                The third item was a stockholder proposal requesting that the Board of Directors redeem the Company’s poison pill unless the pill is voted on by the stockholders of the Company. The stockholder proposal was not approved by the stockholders.  The vote with respect to the proposal was as follows:

32,453,157 votes in favor
40,078,487 votes against
188,598 abstentions

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1                           Fourth Amendment dated as of February 14, 2003, to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

10.2                           Fifth Amendment dated as of May 1, 2003, to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

12.1                           Computation of Ratio of Earnings to Fixed Charges.

12.2                           Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

31.1                           Rule 13a-14(a)/15d-14(a) Certifications

31.2                           Rule 13a-14(a)/15d-14(a) Certifications

32.1                           Section 1350 Certifications

32.2                           Section 1350 Certifications

(b)                                 Reports on form 8-K:

On May 16, 2003, the Company filed a Form 8-K containing a press release issued May 15, 2003.  This press release announced the pricing of 6.625% Convertible Senior Notes due 2023.

On May 15, 2003, the Company filed a Form 8-K containing a press release issued May 14, 2003.  This press release announced the Company’s intention to issue Convertible Senior Notes due 2023.

On April 21, 2003, the Company filed a Form 8-K containing a press release issued April 16, 2003, and forward looking guidance.  This press release contained the Company’s first quarter 2003 earnings release and the forward looking guidance contained that which was provided in the Company’s first quarter 2003 earnings conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2003.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President — Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Fourth Amendment dated as of February 14, 2003, to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

10.2

Fifth Amendment dated as of May 1, 2003, to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000.

12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications