Form 10-Q
period 2003-09-30
NORTHWEST AIRLINES CORP
filed 2003-11-14
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule Act 12b-2 of the Exchange Act).     Yes  ☒     No ☐

As of September 30, 2003, there were 85,850,293 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited, in millions except per share amounts)	2003	2002	2003	2002
Operating Revenues
Passenger	$2,202	$2,227	$5,956	$6,097
Cargo	196	180	544	504
Other	158	157	603	549
Total operating revenues	2,556	2,564	7,103	7,150

Operating Expenses
Salaries, wages and benefits	955	977	2,944	2,837
Aircraft fuel and taxes	386	395	1,172	1,046
Selling and marketing	187	211	533	629
Depreciation and amortization	144	133	448	399
Other rentals and landing fees	141	162	422	426
Aircraft rentals	117	116	355	345
Aircraft maintenance materials and repairs	114	139	342	435
Other	366	423	1,140	1,267
Total operating expenses	2,410	2,556	7,356	7,384

Operating Income (Loss)	146	8	(253)	(234)

Other Income (Expense)
U. S. Government appropriations	—	—	209	—
Interest expense, net	(117)	(99)	(341)	(293)
Interest on mandatorily redeemable securities	(7)	(7)	(19)	(19)
Investment income	9	12	29	35
Foreign currency gain (loss)	7	1	4	(10)
Other	9	12	219	46
Total other income (expense)	(99)	(81)	101	(241)

Income (Loss) Before Income Taxes	47	(73)	(152)	(475)

Income tax benefit	—	(27)	(30)	(165)

Net Income (Loss)	47	(46)	(122)	(310)

Preferred stock requirements	(5)	—	(5)	—

Net Income (Loss) Applicable to Common Shareholders	$42	$(46)	$(127)	$(310)

Earnings (Loss) per common share:
Basic and Diluted	$0.49	$(0.55)	$(1.48)	$(3.63)

Average shares used in computation:
Basic	86	86	86	86
Diluted	87	86	86	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	September 30 2003	December 31 2002
Assets

Current Assets
Cash and cash equivalents	$2,212	$2,097
Short-term investments	739	100
Accounts receivable, net	552	663
Flight equipment spare parts, net	191	230
Prepaid expenses and other	399	420
Total current assets	4,093	3,510

Property and Equipment, net
Flight equipment, net	6,526	5,985
Other property and equipment, net	1,036	1,046
Total property and equipment, net	7,562	7,031

Flight Equipment Under Capital Leases, net	238	289

Other Assets
Intangible pension asset	818	857
International routes, net	634	634
Investments in affiliated companies	106	255
Other	893	713
Total other assets	2,451	2,459
Total Assets	$14,344	$13,289

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,373	$1,216
Accounts payable and other liabilities	2,109	2,710
Current maturities of long-term debt and capital lease obligations	735	346
Total current liabilities	4,217	4,272

Long-Term Debt	6,751	6,250

Long-Term Obligations Under Capital Leases	362	386

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,952	3,050
Deferred income taxes	95	135
Mandatorily redeemable securities	587	553
Other	711	679
Total deferred credits and other liabilities	5,345	4,417

Redeemable Preferred Stock	230	226

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,454	1,455
Accumulated deficit	(1,443)	(1,316)
Accumulated other comprehensive loss	(1,519)	(1,347)
Treasury stock	(1,054)	(1,055)
Total common stockholders’ deficit	(2,561)	(2,262)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,344	$13,289

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Unaudited, in millions)	2003	2002
Cash Flows from Operating Activities
Net loss	$(122)	$(310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment in WORLDSPAN L.P.	(199)	—
Depreciation and amortization	448	399
Income tax benefit	(30)	(165)
Net receipts of income taxes	215	123
Pension and other postretirement benefit contributions less than expense	331	103
Changes in certain assets and liabilities	29	(230)
Other, net	3	41
Net cash provided (used) by operating activities	675	(39)

Cash Flows from Investment Activities
Capital expenditures	(831)	(1,185)
Net (increase) decrease in short-term investments	(618)	23
Proceeds from sale of investment in WORLDSPAN L.P.	278	—
Other, net	36	(22)
Net cash used in investing activities	(1,135)	(1,184)

Cash Flows from Financing Activities
Proceeds from long-term debt	885	1,289
Proceeds from sale and leaseback transactions	—	136
Payments of long-term debt and capital lease obligations	(246)	(245)
Payments of short-term borrowings	(12)	(1)
Other, net	(52)	(42)
Net cash provided by financing activities	575	1,137

Increase (Decrease) in Cash and Cash Equivalents	115	(86)

Cash and cash equivalents at beginning of period	2,097	2,512
Cash and cash equivalents at end of period	$2,212	$2,426

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,804	$2,426

Supplemental Cash Flow Information:
Interest paid	$90	$273

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and aircraft predelivery deposits	$230	$(14)

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

Note 2 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 requires companies to determine whether a financing or other arrangement constitutes a “variable interest entity”.  If a company concludes that such an arrangement is a variable interest entity, the company must then evaluate whether it is the primary beneficiary.  The primary beneficiary of a variable interest entity is required to consolidate the entity for financial statement purposes.   Variable interest entities are those a) having insufficient equity investment at risk to finance their activities without additional subordinated support or b) lacking essential characteristics of a controlling financial interest including, among others, the obligation to absorb expected losses, or the right to receive expected residual returns, of the entity.  The primary beneficiary is the enterprise that is obligated to absorb the expected losses or has a right to receive the expected residual returns.  FIN 46 was effective immediately for variable interest entities created, or in which the Company obtains an interest, after January 31, 2003.  For all variable interest entities created on or before January 31, 2003, the FASB recently delayed the effective date of the provisions until the quarter ending December 31, 2003, but encourages early adoption.  The Company has adopted the provisions of FIN 46 as of July 1, 2003 for certain variable interests based on the current guidance provided by the FASB.

The Company formerly consolidated a financing entity (as described in Note 5 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002) that issued a preferred security previously classified on the Company’s consolidated financial statements as Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company (“MRPS”).  This subsidiary is a variable interest entity under the provisions of FIN 46, but the Company is not the primary beneficiary.  Accordingly, as of July 1, 2003, the Company no longer consolidates the subsidiary but an amount equal to the MRPS ($587 million and $553 million as of September 30, 2003 and December 31, 2002, respectively), representing the Company’s non-recourse obligation to the subsidiary, is recorded as Mandatorily redeemable securities in the liability section of the Company’s consolidated balance sheets.

The Company has examined its other financing structures potentially impacted by the provisions of FIN 46 and has concluded that no additional arrangements of a material nature require consolidation.  In its report on Form 10-Q for the quarter ended June 30, 2003, the Company described its preliminary conclusions regarding four aircraft leases that have historically been accounted for as operating leases for book purposes but as a loan for tax purposes.  Based on an examination of the provisions of FIN 46 at that time, the Company reported that it would begin accounting for these leases as capital leases for book purposes and record a cumulative effect charge associated with this change in the quarter ending September 30, 2003.  Subsequent interpretive guidance by the FASB has resulted in a determination by the Company that the lessor is not a variable interest entity under the provisions of FIN 46.  Therefore, the Company will not consolidate these aircraft leases and will continue to account for them as operating leases.

Note 3 – Segment Information

The Company is managed as one cohesive business unit, from which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Domestic	$1,694	$1,641	$4,856	$4,836
Pacific	553	595	1,418	1,513
Atlantic	309	328	829	801
Operating revenues	$2,556	$2,564	$7,103	$7,150

Note 4 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Numerator:
Net income (loss) (in millions)	$47	$(46)	$(122)	$(310)
Preferred stock requirements (in millions)	(5)	—	(5)	—
Net income (loss) applicable to common shareholders (in millions)	$42	$(46)	$(127)	$(310)

Denominator:
Weighted-average shares outstanding for basic earnings per share	85,842,569	85,713,993	85,834,496	85,613,322

Effect of dilutive securities:
Shares held in non-qualified rabbi trusts	2,772	—	—	—
Employee stock options and unvested restricted shares	694,063	—	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	86,539,404	85,713,993	85,834,496	85,613,322

Earnings per common share:
Net income (loss) before preferred stock requirements	0.54	(0.55)	(1.43)	(3.63)
Preferred stock requirements	(0.05)	—	(0.05)	—
Net income (loss) applicable to common shareholders	0.49	(0.55)	(1.48)	(3.63)

For the three months ended September 30, 2003, 6,542,960 common shares issuable upon conversion of Series C Preferred Stock were excluded from the effect of dilutive securities as a result of the Company’s decision to repurchase the Series C Preferred Stock with cash rather than issuing additional common stock.  See Note 10 to these Condensed Consolidated Financial Statements for additional discussion of the Company’s Series C Preferred Stock.

For the nine months ended September 30, 2003 and the three and nine months ended September 30, 2002, 344,769, 6,658,388 and 7,058,507 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.   Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

The dilutive securities described above do not include employee stock options of 1,574,850 and 11,456,189 as of September 30, 2003 and 2002, respectively, because the exercise prices of these options are greater than the average market price of the common stock for the respective periods.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income (loss)	$47	$(46)	$(122)	$(310)
Minimum pension liability adjustments	—	—	(156)	—
Change in unrealized gain/loss on available-for-sale securities	1	—	1	—
Change in deferred gain/loss from hedging activities	(26)	16	(13)	(1)
Foreign currency translation adjustments	(5)	1	(4)	(4)
Comprehensive income (loss)	$17	$(29)	$(294)	$(315)

Note 6 – Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation provided for by SFAS No. 123, Accounting for Stock-Based Compensation, and is accounting for this change in accounting principal using the “prospective method” as described by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.  All employee stock option grants made on or after January 1, 2003 will be priced based on the fair value on the date the stock-based compensation is granted, which will be amortized as compensation expense over the vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the fair value based method had been applied to all outstanding option awards rather than only those granted since January 1, 2003.  Awards under the Company’s plans vest over periods ranging from three to five years.

	Three months ended September 30		Nine months ended September 30
(In millions except per share amounts)	2003	2002	2003	2002
Net income (loss) applicable to common shareholders, as reported	$42	$(46)	$(127)	$(310)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effect (1)	5	—	12	1
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax (1)	(5)	(3)	(13)	(9)
Pro forma net income (loss) applicable to common shareholders	$42	$(49)	$(128)	$(318)

Earnings (loss) per share:
Basic and Diluted - as reported	$0.49	$(0.55)	$(1.48)	$(3.63)
Basic and Diluted - pro forma	$0.49	$(0.57)	$(1.49)	$(3.70)

(1)      As described below in Note 7, the Company is not presently recording additional tax benefits or provisions due to its net deferred tax asset position and recent history of losses; therefore, the Company did not include any tax effect related to the 2003 amounts shown.

On June 27, 2003, the Company offered to all participants holding stock options or stock appreciation rights (“SARs”) related to NWA Corp. common stock granted pursuant to the 1998 Pilots Stock Option Plan the opportunity to exchange all of their outstanding stock options and SARs for a designated number of replacement options to purchase shares of NWA Corp. common stock and replacement SARs.  Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were eligible to be exchanged only for newly issued options).  The offer terminated on July 30, 2003.  Holders exchanged 1,849,794 shares subject to existing options and SARs for 926,101 shares subject to newly issued options and SARs.  The new awards vest in 25% installments over a four year period. The exercise price of the new awards is $9.185 per share, the average of the high and low sale prices of NWA Corp. common stock as reported on the NASDAQ National Market System on July 31, 2003.  Compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation and is anticipated to be approximately $1 million annually for awards issued under this program.

Note 7 – Income Taxes

Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of future tax benefits of a net deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  SFAS No. 109 requires that all available evidence be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, a company’s financial performance for the current and prior two years, the market environment in which a company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  As a result of the Company’s cumulative losses over the past two fiscal years and the full utilization of its loss carryback potential, future pre-tax losses are not expected to be reduced by the recognition of associated tax benefits until a net deferred tax liability is generated or the Company achieves substantial profitability.  Although the Company recorded net income for the quarter ended September 30, 2003, it maintains a net deferred tax asset position that is fully reserved due to the uncertainty of generating sufficient future taxable income.

Note 8 – Long-term Debt

At September 30, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$89
2004	669
2005	1,482
2006	693
2007	720

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

On May 20, 2003, NWA Corp. completed an offering of $150 million of unsecured convertible senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 6.625%, which is payable in cash semi-annually through May 15, 2010.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 61.8047 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $16.18 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.  In August 2003, a Registration Statement on Form S-3 related to the convertible senior notes offered on May 20, 2003, was declared effective by the Securities and Exchange Commission under the Securities Act of 1933.

Holders of the notes may convert their notes only if:  (i) NWA Corp.’s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  Should holders elect to require NWA Corp. to redeem the notes on any of the repurchase dates, it is the Company’s present intention to satisfy the requirement in cash.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

Note 9 – Fleet Information and Commitments

The following table presents the number of aircraft in service and on firm order as of September 30, 2003:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service		Total Aircraft in Service	Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	53	—	12	—		65	12
A320	144-148	41	4	31	(4)		72	8
A330-200	243	—	—	—	—		—	10
A330-300	298	4	—	—	(1	)(1)	3	10

Boeing:
757-200	180-184	23	14	19	(4)		52	—
757-300	224	15	—	—	—		15	1
747-200	353-446	13	—	5	(5)		13	—
747-400	403	4	—	12	—		16	—

McDonnell Douglas:
DC9	78-125	154	—	13	(10)		157	—
DC10-30	269-273	14	—	8	—		22	—
		321	18	100	(24)		415	41

Freighter Aircraft
Boeing 747-200F		5	—	7	—		12	—

Total Northwest Operated Aircraft		326	18	107	(24)		427	41

Regional Aircraft
AVRO RJ85	69	11	—	25	—		36	—
CRJ-200/440	50/44	—	—	70	—		70	59
SAAB 340	30-34	—	—	49	—		49	—

Total Airlink Operated Aircraft		11	—	144	—		155	59

Total Aircraft		337	18	251	(24)		582	100

(1)          One Airbus 330-300 aircraft was purchased in September 2003 but was not yet in service as of September 30, 2003.

Committed expenditures for the 100 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $413 million for the remainder of 2003, $1.18 billion in 2004, $1.24 billion in 2005, $583 million in 2006 and $205 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 41 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  The Company has the option to finance the 59 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer.  These aircraft will, in turn, be leased or subleased to and operated by Pinnacle Airlines, Inc.  In the event a manufacturer does not provide financing for these aircraft, the Company has certain remedies, including the right not to take delivery of the aircraft.

Note 10 – Series C Preferred Stock

The Company issued Series C Preferred Stock in 1993 to trusts for the benefit of its employees in connection with labor cost restructuring agreements between the Company and its major unions.  The terms of the Series C Preferred Stock give the holders a “put right” to require the Company to repurchase such shares for an amount (approximately $226 million as of August 1, 2003) equal to the actual wage savings achieved under the 1993 labor agreements.  Consummation of the repurchase is subject to, among other things, compliance with corporate law requirements applicable to the Company, including the requirement that any stock repurchase be out of a corporation’s “surplus”.  The Company announced on August 1, 2003 that it could not legally repurchase the outstanding Series C Preferred Stock at this time because the Board of Directors was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  As a result, quarterly dividends began accruing August 1, 2003, at 12% per annum.  The IBT and IAM have commenced separate lawsuits challenging the Company’s decision not to repurchase the Series C Preferred Stock.  See “Part II. Item 1.  Legal Proceedings” for additional information regarding these lawsuits.  Additional information with respect to the Company’s Series C Preferred Stock is contained in Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002.

Note 11 – Pinnacle Stock Contribution to Company’s Pension Plans

In November 2002, the Company submitted an application to the Department of Labor to permit it to contribute common stock of Pinnacle Airlines Corp. to its pension plans in lieu of making certain required contributions in cash.  On January 15, 2003, the Department of Labor (“DOL”) issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  In August 2003, the DOL finalized the exemption with an effective date retroactive to January 15, 2003.   The terms of the exemption provide that the pension plans have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value.

On January 15, 2003, the Company contributed approximately 1.9 million shares, or approximately 12.9%, of Pinnacle Airlines Corp. common stock to State Street Bank, the trustee for the Master Trust that holds the assets of all of the Northwest pension plans, to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year.  On September 11, 2003, the Company contributed approximately 4.4 million shares, or 29.1%, of Pinnacle Airlines Corp. common stock to State Street Bank to satisfy an additional $119 million of the scheduled funding requirement for the 2002 plan year due in 2003.  Also on that date, in accordance with an agreement reached with the Airline Pilots Association, the Company made a voluntary contribution of $190 million to the pilots’ pension plan, consisting of approximately 7.0 million shares, or 46.6%, of Pinnacle Airlines Corp. common stock.  This voluntary contribution eliminates further ERISA required contributions to the pilots’ plan until the second half of 2005.

As a result of the plans’ option to sell the shares back to the Company, the $353 million total contribution of Pinnacle Airlines Corp. common stock was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines Corp. and do not reflect a reduction in the pension liability for accounting purposes.

Note 12 – Security Cost Reimbursements from the U.S. Government

On April 16, 2003, the President signed into law the Emergency Wartime Supplemental Appropriations Act (“Wartime Act”) which includes, among other items, a $2.30 billion cash reimbursement to U.S. airlines for security fees previously remitted to the Transportation Security Administration (“TSA”) by U.S. airlines and $100 million for reimbursement of the costs of aircraft cockpit door reinforcement since the 2001 terrorist attacks.  The Company received $209 million for reimbursement of security fees in May 2003, which was recorded as other income, and $11 million for direct costs of cockpit door reinforcement, which was recorded as a reduction to the previously capitalized property account.  Retention of these funds requires compliance with requirements in the Wartime Act, including certain limitations on executive compensation.

Note 13 – Sale of Interest in WORLDSPAN L.P.

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

Note 14 – Subsequent Events

Sale of Hotwire.  On November 5, 2003, the Company sold its 6.7% interest in Hotwire.com (“Hotwire”) to InterActive Corp. and received cash proceeds of $40 million.  Hotwire operates an online opaque travel site and was founded by Texas Pacific Group and six airlines, including the Company.

Convertible Senior Notes.  On November 4, 2003, NWA Corp. completed an offering of $225 million original principal amount of convertible senior notes due 2023, to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 7.625%, which is payable in cash semi-annually through November 15, 2008.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 7.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 43.6681 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $22.90 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.

Holders of the notes may convert their notes only if:  (i) NWA Corp.’s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after November 15, 2008, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on November 15, 2008, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  As a result of these conversion features, NWA Corp. entered into a call spread option transaction that was designed to limit exposure to potential dilution from conversion of the notes in the event that the market price per share of NWA Corp.’s common stock at the time of exercise is greater than the lower strike price of $22.90.  This call spread option will be treated as an equity transaction under the Emerging Issues Task Force (“EITF”) Issue No.  00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

Debt Exchange Offer. On October 30, 2003, the Company commenced an exchange offer for $150 million outstanding principal amount of its 8.375% Notes due 2004, $200 million outstanding principal amount of its 8.52% Notes due 2004, $200 million principal amount of its 7.625% Notes due 2005 and $300 million outstanding principal amount of its 8.875% Notes due 2006 (collectively, the “Old Notes”).  The Company is offering holders of the Old Notes the opportunity to exchange them as follows: (1) for each $1,000 principal amount of the 8.375% Notes due 2004, $1,200 principal amount of new 10.5% class D pass through certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, (2) for each $1,000 principal amount of the 8.52% Notes due 2004, $1,200 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, (3) for each $1,000 principal amount of the 7.625% Notes due 2005, $1,150 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, and (4) for each $1,000 principal amount of 8.875% Notes due 2006, $1,000 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date.  The new 10.5% class D pass through certificates represent a fractional undivided interest in the assets of a pass through trust.  The trust’s assets consist of interests in $551.8 million principal amount of equipment notes secured or to be secured by aircraft financed or to be financed under five series of Northwest pass through certificates previously issued.  The exchange offer and withdrawal rights will expire at midnight, Eastern Standard Time, on Tuesday, December 2, 2003, unless earlier terminated or extended by the Company.

The exchange offer is subject to customary conditions, including the receipt of valid and unwithdrawn tenders of Old Notes that would result in issuance of at least $5 million in aggregate principal amount of the new class D pass through certificates. The exchange offer will be accounted for as a loss on extinguishment of debt under generally accepted accounting principles because the cash flows of the new debt instrument are greater than 110 percent of the original instruments’ remaining cash flows.  The loss to be recognized in the Consolidated Statement of Operations will be based on final participation in the exchange offer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Several large U.S. network airlines were modestly profitable during the quarter ended September 30, 2003, as peak summer demand, generally stronger economic conditions, cost reductions and reduced capacity produced a moderately improved operating environment.  However, the industry continues to be impacted by factors that emerged in the early part of 2003, such as the military actions in Iraq and Severe Acute Respiratory Syndrome (SARS).  In addition, overall business conditions, particularly for the major network carriers, remain significantly weakened by longer-term structural changes that have reduced revenues to levels well below historical norms.  These structural changes include continued expansion of low cost carriers, which now carry more than one-fourth of total U.S. passenger traffic and affect pricing in the majority of domestic markets.  Distribution of pricing information and widespread availability of discount fares through the internet have also reduced average yields, and some passengers remain reluctant to fly due to the inconveniences of security procedures at airports, fear of additional terrorist activities, or the increased tax burden placed on travelers.  These and other factors contributing to the financial and operational challenges the Company faces are described in more detail in the “Northwest and Airline Industry Current Status” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

For the quarter ended September 30, 2003, the Company reported net income of $47 million, net income applicable to common shareholders of $42 million and operating income of $146 million.  Diluted earnings per common share were $0.49 in the third quarter of 2003 compared to a net loss per common share of $0.55 in the third quarter of 2002.

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

Information with respect to the Company’s operating statistics follows (1):

	Three months ended September 30						Nine months ended September 30
	2003		2002		%Chg.		2003		2002		%Chg.
Scheduled service:
Available seat miles (ASM) (millions)	23,287		25,055		(7.1)		67,210		70,354		(4.5)
Revenue passenger miles (RPM) (millions)	18,947		19,752		(4.1)		51,865		54,870		(5.5)
Passenger load factor	81.4%		78.8%		2.6	pts.	77.2%		78.0%		(0.8	) pts.
Revenue passengers (millions)	14.0		14.4		(2.7)		39.0		39.9		(2.1)
Passenger revenue per RPM (yield)	11.14	¢	10.93	¢	1.9		11.00	¢	10.75	¢	2.3
Passenger revenue per scheduled ASM (RASM)	9.07	¢	8.61	¢	5.3		8.49	¢	8.39	¢	1.2

Total operating ASM (millions)	23,315		25,082		(7.0)		67,733		70,480		(3.9)
Operating expense per total operating ASM (2)	9.34	¢	9.24	¢	1.1		9.78	¢	9.40	¢	4.0
Operating expense per total operating ASM, excluding severance, curtailment and aircraft impairments (3)	9.34	¢	9.24	¢	1.1		9.63	¢	9.40	¢	2.4

Cargo ton miles (millions)	577		555		4.0		1,596		1,606		(0.6)
Cargo revenue per ton mile	34.04	¢	32.43	¢	5.0		34.07	¢	31.39	¢	8.5

Fuel gallons consumed (millions)	463		508		(8.9)		1,331		1,432		(7.1)
Average fuel cost per gallon, excluding taxes	75.60	¢	71.35	¢	6.0		80.17	¢	66.59	¢	20.4

Number of operating aircraft at end of period							427		435		(1.8)
Full-time equivalent employees at end of period							38,722		45,466		(14.8)

(1)          All statistics exclude Pinnacle Airlines, a Northwest Airlink regional carrier, which is consistent with how the Company reports statistics to the DOT and is comparable to statistics reported by other major network airlines.

(2)          Excludes the expenses associated with the operation of Northwest’s fleet of Boeing 747 freighter aircraft, MLT Inc., Pinnacle Airlines, the NBA transportation program and gain/loss on disposal of assets. These expenses do not generate Northwest ASMs and therefore are excluded from the calculation.

(3)          Management believes that operating expenses per total ASM, excluding severance, curtailment expenses and aircraft impairments, is more reflective of the Company’s ongoing operations.  Reconciliation of total operating expenses to passenger service operating expenses used to calculate operating expense per total operating ASM is provided below:

	Three months ended September 30		Nine months ended September 30
(In millions)	2003	2002	2003	2002
Operating expenses per GAAP	$2,410	$2,556	$7,356	$7,384
Freighter operations	(118)	(131)	(355)	(355)
MLT Inc. - net of intercompany eliminations	(39)	(42)	(158)	(212)
Pinnacle Airlines - net of intercompany eliminations	(75)	(60)	(208)	(170)
(Gain)/loss on assets, NBA transportation and other	(1)	(6)	(14)	(21)
Passenger service operating expenses	2,177	2,317	6,621	6,626
Aircraft impairments	—	—	(21)	—
Curtailment expenses	—	—	(58)	—
Severance expenses	—	—	(20)	—
	$2,177	$2,317	$6,522	$6,626

Results of Operations—Three months ended September 30, 2003 and 2002

Operating Revenues.  Operating revenues decreased 0.3% ($8 million).  System passenger revenues decreased 2.2% ($47 million), excluding Pinnacle Airlines.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 31.3% ($22 million) to $91 million due to the increased capacity of 27 additional Bombardier CRJ aircraft that entered service since September 30, 2002.

The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$2,111		$1,408		$422		$281

Increase (Decrease) from 2002:
Passenger revenues (in millions)	$(47)		$20		$(55)		$(12)
Percent	(2.2)%		1.4%		(11.3)%		(4.3)%

Scheduled service ASMs (capacity)	(7.1)%		(5.9)%		(6.5)%		(12.5)%
Scheduled service RPMs (traffic)	(4.1)%		(2.4)%		(4.3)%		(9.5)%
Passenger load factor	2.6	pts.	2.8	pts.	2.0	pts.	2.9	pts.
Yield	1.9%		3.8%		(7.3)%		5.8%
Passenger RASM	5.3%		7.7%		(5.1)%		9.3%

As indicated in the above table:

•                  Domestic passenger revenues increased slightly due to improved yields partially offset by lower traffic.

•                  Pacific passenger revenues decreased substantially due to lower traffic and a decline in yields.

•                  Atlantic passenger revenues were lower due to significantly reduced traffic, which was partially offset by higher yields.

Cargo revenues increased 8.9% ($16 million) to $196 million due largely to improved yield per ton mile and volume increases.  Other revenues increased 0.6% ($1 million) as a result of increased revenue from MLT Inc. and higher reservation cancellation fees, partially offset by lower ground support revenues and other non-transportation service fees.

Operating Expenses.  Operating expenses decreased 5.7% ($146 million) for the three months ended September 30, 2003.  The following table presents operating expenses for the three months ended September 30, 2003 and describes significant variances from the three months ended September 30, 2002:

			Increase
(in millions)	Three Months Ended		(Decrease) from 2002	Percent Change	Note
	2003	2002
Operating Expenses
Salaries, wages and benefits	$955	$977	$(22)	(2.3)%	A
Aircraft fuel and taxes	386	395	(9)	(2.3)	B
Selling and marketing	187	211	(24)	(11.4)	C
Depreciation and amortization	144	133	11	8.3	D
Other rentals and landing fees	141	162	(21)	(13.0)	E
Aircraft rentals	117	116	1	0.9	F
Aircraft maintenance materials and repairs	114	139	(25)	(18.0)	G
Other	366	423	(57)	(13.5)	H
Total operating expenses	$2,410	$2,556	$(146)	(5.7)%

A.           Salaries, wages and benefits were lower due to savings from a 14.6% decrease in average full-time equivalent employees, partially offset by higher pension expenses, contractually required payments to IAM & TCU employees and an increase in average pay rates.

B.             Aircraft fuel and taxes were lower due to an 8.9% decrease in fuel gallons consumed, resulting from the use of more fuel-efficient aircraft and 7.0% lower total capacity.  These reductions were partially offset by a 6.0% increase in the average fuel cost per gallon to 75.60 cents, net of hedging transactions.  Fuel hedge transactions reduced fuel costs by $30 million for the three months ended September 30, 2003, compared to an $18 million reduction for the three months ended September 30, 2002.

C.             Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $24 million due primarily to lower passenger volumes and lower advertising expenses.

D.            Depreciation expense increased primarily due to the acquisition of new aircraft and ground equipment.

E.              Other rentals and landing fees decreased primarily due to reduced operations.

F.              Aircraft rentals remained relatively constant, as an increase in the number of leased aircraft offset lower variable interest rates on existing leases.

G.             Aircraft maintenance materials and repairs decreased primarily due to lower material usage from reduced maintenance volume, which resulted from lower fleet utilization.  Should utilization increase in the future or temporarily grounded aircraft return to service, maintenance costs would rise from current levels.

H.            Other expenses (which include MLT Inc. operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes and lower MLT Inc. operating expenses.

Other Income and Expense.  Non-operating income (expense) decreased $18 million, primarily due to higher interest expense related to increased debt levels.

Results of Operations—Nine months ended September 30, 2003 and 2002

Operating Revenues.  Operating revenues decreased 0.7% ($47 million).  System passenger revenues decreased 3.3% ($192 million), excluding Pinnacle Airlines.  Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 26.1% ($52 million) to $249 million due to the increased capacity of 27 additional Bombardier CRJ aircraft that entered service since September 30, 2002, and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

The following analysis by region is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$5,707		$3,993		$1,054		$660

Increase (Decrease) from 2002:
Passenger revenues (in millions)	$(192)		$(9)		$(130)		$(53)
Percent	(3.3)%		(0.2)%		(11.0)%		(7.4)%

Scheduled service ASMs (capacity)	(4.5)%		(3.2)%		(2.8)%		(12.9)%
Scheduled service RPMs (traffic)	(5.5)%		(2.1)%		(8.1)%		(13.1)%
Passenger load factor	(0.8	) pts.	0.7	pts.	(4.7	) pts.	(0.2	) pts.
Yield	2.3%		2.0%		(3.1)%		6.5%
Passenger RASM	1.2%		3.1%		(8.5)%		6.3%

As indicated in the above table:

•                  Domestic passenger revenues were virtually unchanged, as reduced traffic was partially offset by slightly higher yields.

•                  Pacific passenger revenues decreased significantly due to a combination of lower traffic and declining yields, both primarily the result of SARS.

•                  Atlantic passenger revenues were significantly lower due to a steep reduction in traffic, largely a result of the Iraq War, which was partially offset by higher yields.

Cargo revenues increased 7.9% ($40 million) to $544 million due to improved yield per ton mile.  Other revenues increased 9.8% ($54 million) as a result of flying for the U.S. military under the Civil Reserve Air Fleet program, other transportation service fees and support services, partially offset by a decrease in ground support revenues and other non-transportation service fees.

Operating Expenses.  Operating expenses decreased 0.4% ($28 million).  The following table presents operating expenses for the nine months ended September 30, 2003 and describes significant variances from the nine months ended September 30, 2002:

			Increase
(in millions)	Nine Months Ended		(Decrease) from 2002	Percent Change	Note
	2003	2002
Operating Expenses
Salaries, wages and benefits	$2,944	$2,837	$107	3.8%	A
Aircraft fuel and taxes	1,172	1,046	126	12.0	B
Selling and marketing	533	629	(96)	(15.3)	C
Depreciation and amortization	448	399	49	12.3	D
Other rentals and landing fees	422	426	(4)	(0.9)	E
Aircraft rentals	355	345	10	2.9	F
Aircraft maintenance materials and repairs	342	435	(93)	(21.4)	G
Other	1,140	1,267	(127)	(10.0)	H
Total operating expenses	$7,356	$7,384	$(28)	(0.4)%

A.           Salaries, wages and benefits increased due to higher pension expenses, annual pay rate increases, $20 million of severance expenses, contractually required payments to IAM & TCU employees and a $58 million pension curtailment charge, partially offset by savings from an 10.4% decrease in average full-time equivalent employees.

B.             Aircraft fuel and taxes were higher due to a 20.4% increase in the average fuel cost per gallon to 80.17 cents, net of hedging transactions, partially offset by 7.1% fewer fuel gallons consumed from the use of more fuel efficient aircraft and 3.9% lower total capacity.  Fuel hedge transactions reduced fuel costs by $82 million for the nine months ended September 30, 2003, compared to a $42 million reduction for the nine months ended September 30, 2002.

C.             Selling and marketing (consisting of commissions, credit card fees, computer reservation system fees, advertising and promotion expenses) decreased $96 million due primarily to the elimination of North American base commissions, which began to take effect near the end of the second quarter of 2002, lower passenger volumes and lower advertising expenses.

D.            Depreciation expense increased primarily due to aircraft write-downs of $21 million, mostly related to Boeing 727-200 aircraft, accelerated retirement of certain other aircraft and the acquisition of new aircraft and ground equipment.

E.              Other rentals and landing fees remained relatively unchanged.  Higher rates across the system were almost entirely offset by lower volume.

F.              Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

G.             Aircraft maintenance materials and repairs decreased by $93 million, primarily due to lower material usage from reduced maintenance volume, which resulted from lower fleet utilization and nine fewer aircraft in service as of September 30, 2003.  Should utilization increase in the future or temporarily grounded aircraft return to service, maintenance costs would rise from current levels.

H.            Other expenses (which include MLT Inc. operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes and lower MLT Inc. operating expenses.

Other Income and Expense.  Non-operating income (expense) increased $342 million to $101 million, primarily due to $209 million received under the Wartime Act as reimbursement for security fees previously paid to the TSA and a $199 million gain from the sale of the Company’s investment in WORLDSPAN L.P., partially offset by higher interest expense related to increased debt levels.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash, cash equivalents and short-term investments of $2.95 billion.  This amount includes $147 million of restricted short-term investments, resulting in total liquidity of $2.80 billion.

Cash flows.  Liquidity increased by $707 million during the nine months ended September 30, 2003, due primarily to the $209 million security fee reimbursements received from the U.S. Government under the Wartime Act, a $215 million net tax refund, cash proceeds of $278 million from the sale of WORLDSPAN L.P and the issuance of $150 million of senior convertible notes, partially offset by capital expenditures, net of financings, and other investing and financing activities.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $675 million, a $714 million increase from the $39 million of cash used by operating activities for the nine months ended September 30, 2002.  This increase was due primarily to $209 million of Wartime Act funds received in May 2003, net income tax receipts $92 million higher in 2003 than 2002, $58 million received for settlement of contracts that had been in place to hedge third and fourth quarter 2003 fuel usage, and the payment in January 2002 of $216 million of aviation taxes originally due between September 11, 2001 and January 15, 2002.

Investing activities consisted primarily of the receipt of $278 million from the sale of the Company’s interest in WORLDSPAN L.P., an increase in short-term investments of $641 million, capital expenditures on aircraft, facility improvements and ground equipment purchases.  Included in these capital expenditures is the acquisition of the following aircraft for the nine months ended September 30:

	2003	2002
Airbus A319	9	17
Airbus A320	—	2
Airbus A330	3	—
Boeing 747-400	—	2
Boeing 757-200	—	3
Boeing 757-300	5	3
	17	27

Financing activities in the nine months ended September 30, 2003 consisted primarily of financing eight Airbus A319, two Airbus A330 and three Boeing 757-300 aircraft with escrowed funds from a pass-through certificates offering, two Boeing 757-300 and one Airbus A330 aircraft with long-term debt, the issuance of $150 million of 6.625% senior convertible notes due in 2023, and payments of debt and capital lease obligations.  Financing activities in the nine months ended September 30, 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due 2007, the financing of: (i) 16 Airbus A319, one Boeing 747-400, two Airbus A320 and two Boeing 757-300 aircraft with escrowed funds from pass-through certificates offerings issued in 2001, (ii) three Boeing 757-200, one Boeing 757-300 and one Airbus A319 aircraft with long-term bank debt, (iii) the sale and leaseback of one Boeing 747-400 aircraft, (iv) refinancing of one Boeing 747-400 aircraft purchased off lease, and the payment of debt and capital lease obligations.

In addition to the purchase of the aircraft discussed above, the Company took delivery of one Airbus A330, three Boeing 757-300 and 19 Bombardier CRJ aircraft during the nine months ended September 30, 2003.  The Airbus A330 and three Boeing 757-300 aircraft were acquired through a non-cash transaction with the manufacturer.  The Bombardier CRJ aircraft were financed with long-term operating leases and subleased to Pinnacle Airlines.

Debt.  At September 30, 2003 maturities of long-term debt excluding capital lease obligations through December 31, 2007 are as follows (in millions):

2003	$89
2004	669
2005	1,482
2006	693
2007	720

The amount due in 2005 includes $962 million of principal outstanding on the Company’s credit facilities.

Debt Exchange Offer. On October 30, 2003, the Company commenced an exchange offer for $150 million outstanding principal amount of its 8.375% Notes due 2004, $200 million outstanding principal amount of its 8.52% Notes due 2004, $200 million principal amount of its 7.625% Notes due 2005 and $300 million outstanding principal amount of its 8.875% Notes due 2006 (collectively, the “Old Notes”).  The Company is offering holders of the Old Notes the opportunity to exchange them as follows: (1) for each $1,000 principal amount of the 8.375% Notes due 2004, $1,200 principal amount of new 10.5% class D pass through certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, (2) for each $1,000 principal amount of the 8.52% Notes due 2004, $1,200 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, (3) for each $1,000 principal amount of the 7.625% Notes due 2005, $1,150 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date, and (4) for each $1,000 principal amount of 8.875% Notes due 2006, $1,000 principal amount of new 10.5% class D certificates, plus a cash payment for accrued and unpaid interest up to, but excluding, the exchange date.  The new 10.5% class D pass through certificates represent a fractional undivided interest in the assets of a pass through trust.  The trust’s assets consist of interests in $551.8 million principal amount of equipment notes secured or to be secured by aircraft financed or to be financed under five series of Northwest pass through certificates previously issued.  The exchange offer and withdrawal rights will expire at midnight, Eastern Standard Time, on Tuesday, December 2, 2003, unless earlier terminated or extended by the Company.

The exchange offer is subject to customary conditions, including the receipt of valid and unwithdrawn tenders of Old Notes that would result in issuance of at least $5 million in aggregate principal amount of the new class D pass through certificates. The exchange offer will be accounted for as a loss on extinguishment of debt under generally accepted accounting principles because the cash flows of the new debt instrument are greater than 110 percent of the original instruments’ remaining cash flows.  The loss to be recognized in the Consolidated Statement of Operations will be based on final participation in the exchange offer.

Convertible Senior Notes.  On November 4, 2003, NWA Corp. completed an offering of $225 million original principal amount of convertible senior notes due 2023, to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 7.625%, which is payable in cash semi-annually through November 15, 2008.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 7.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 43.6681 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $22.90 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.

Holders of the notes may convert their notes only if:  (i) NWA Corp.’s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after November 15, 2008, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on November 15, 2008, 2013 and 2018 at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  As a result of these conversion features, NWA Corp. entered into a call spread option transaction that was designed to limit exposure to potential dilution from conversion of the notes in the event that the market price per share of NWA Corp.’s common stock at the time of exercise is greater than the lower strike price of $22.90.  This call spread option will be treated as an equity transaction under the Emerging Issues Task Force (“EITF”) Issue No.  00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

On May 20, 2003, NWA Corp. completed an offering of $150 million of unsecured convertible senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933.  The notes bear interest at 6.625%, which is payable in cash semi-annually through May 15, 2010.  Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity.  Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock at a conversion rate of 61.8047 shares per $1,000 original principal amount of notes (equal to an initial conversion price of approximately $16.18 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by Northwest.  In August 2003, a Registration Statement on Form S-3 related to the convertible senior notes offered on May 20, 2003 was declared effective by the Securities and Exchange Commission under the Securities Act of 1933.

Holders of the notes may convert their notes only if:  (i) NWA Corp.’s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur.  Under all situations, NWA Corp. may elect to satisfy a call for conversion with cash or common stock.  NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010, at a redemption price equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.  Holders may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date.  NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions.  Should holders elect to require NWA Corp. to redeem the notes on any of the repurchase dates, it is the Company’s present intention to satisfy the requirement in cash.  NWA Corp. plans to use the net proceeds from the offering for working capital and general corporate purposes.

Aircraft Commitments.  Committed expenditures for the 100 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $413 million for the remainder of 2003, $1.18 billion in 2004, $1.24 billion in 2005, $583 million in 2006 and $205 million in 2007.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for the 41 Northwest operated aircraft on order.  These financings range from 80% - 100% of each aircraft’s purchase price.  As of September 30, 2003, these financings included $186 million of unused pass-through certificates proceeds that were held in escrow and are not assets or direct obligations of, or guaranteed by, the Company and therefore are not included in the condensed consolidated balance sheets.  The unused pass-through certificates proceeds are available to finance a portion of the aircraft scheduled for delivery in 2003.  The Company has the option to finance the 59 CRJ-200/440 aircraft on order through long-term operating lease commitments from the manufacturer, and these aircraft will, in turn, be leased or subleased to and operated by Pinnacle Airlines, Inc.  In the event a manufacturer does not provide financing for these aircraft, the Company has certain remedies, including the right not to take delivery of the aircraft.

Pension Funding Obligations.  In November 2002, the Company submitted an application to the Department of Labor to permit it to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash.  On January 15, 2003, the Department of Labor (“DOL”) issued a proposed prohibited transaction exemption that would allow the Company to contribute common stock of Pinnacle Airlines Corp. to satisfy a portion of the contribution requirements to Northwest’s pension plans in 2003 and 2004.  In August 2003, the Department of Labor finalized the proposed prohibited transaction exemption, with an effective date retroactive to January 15, 2003.   The exemption provides that the pension plans have the right at any time to sell the shares back to the Company for cash at the greater of their value at the time of contribution or the prevailing market value.

On January 15, 2003, the Company contributed approximately 1.9 million shares, or 12.9%, of Pinnacle Airlines Corp. common stock to State Street Bank, the trustee for the Master Trust that holds the assets of all of the Northwest Plans, to satisfy approximately $44 million of its $223 million scheduled funding requirement for the 2002 plan year.  On September 11, 2003, the Company contributed approximately 4.4 million shares, or 29.1%, of Pinnacle Airlines Corp. common stock to State Street Bank to satisfy an additional $119 million of the scheduled funding requirement for the 2002 plan year due in 2003 and contributed $60 million in cash to satisfy the remaining 2002 plan year scheduled funding requirements.  Also on that date, in accordance with an agreement reached with the Airline Pilots Association, the Company made a voluntary contribution of $190 million to the pilots’ pension plan, consisting of approximately 7.0 million shares, or 46.6%, of Pinnacle Airlines Corp. common stock.  This voluntary contribution eliminates further ERISA required contributions to the pilots’ plan until the second half of 2005.

As a result of the plans’ option to sell the shares back to the Company, the $353 million total contribution of Pinnacle Airlines Corp. common stock was not recognized on the Company’s financial statements, which continue to fully consolidate Pinnacle Airlines Corp. and do not reflect a reduction in the pension liability for accounting purposes.

In 2003, including amounts associated with a curtailment charge recorded in the March quarter, the Company expects expenses in its qualified pension plans to approximate $450 million.  Absent a significant change in the level of interest rates or the market value of plan assets between now and year-end, the Company anticipates 2004 expenses for these plans will not differ materially from that amount.

The Company’s funding obligations under the Pension Plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company’s pension contributions in 2004 are dependent upon several factors, including the possibility of Congress enacting additional pension legislation.  Depending on these factors, the Company expects required contributions to its qualified pension plans in 2004 to be between $100 million and $400 million, assuming continuation of legislative interest rate relief the plans have received in recent periods.

Other Information

Labor Agreements. Approximately 89% of the Company’s employees are members of collective bargaining units.  The Company has commenced Railway Labor Act (“RLA”) negotiations with the IAM and ALPA and is in discussions with the rest of its labor unions in an effort to align wages, benefits and work rules with the industry’s new revenue environment and to remain competitive with other airlines achieving permanent cost reductions through bankruptcy proceedings or the threat of bankruptcy proceedings.  On July 23, 2003, the Company and ALPA commenced negotiations on a new contract.  The Company and the IAM have entered into mediation under the supervision of the National Mediation Board as the parties seek agreement on a new contract.

Facilities Consolidation.  On September 25, 2003, the Company announced that it would close its Detroit area reservations center and city ticket offices located in Livonia, Michigan.  Call center activity performed at the Detroit facility will be transferred to the Company’s facilities in Baltimore, Chisholm, Minneapolis, Seattle and Tampa.  The 570 contract employees at the Detroit reservations center will be eligible to transfer to one of the carrier’s other operating reservations centers.  The Detroit reservation center and city ticket office are scheduled to close in early December.  As a result of these actions, approximately 11 management positions will be eliminated.

Alliances.  In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”).  The marketing agreement is designed to connect the three carriers’ domestic and international networks and provide for code sharing and reciprocity of frequent flyer and airport club programs.  Northwest, Continental and Delta received approval of the agreement in January 2003 from the U.S. Department of Justice and, on March 31, 2003, the DOT also gave its final approval.  The three airlines began implementing the agreement by offering reciprocal access to each airline’s airport lounges and began offering codeshare service in June 2003.  In July 2003, frequent flyer members of the three airlines were able to book and redeem miles for itineraries that include the combination of any Northwest, Continental, and Delta operated flights by using just one award, which includes travel to 374 destinations worldwide.

In September 2003, KLM announced that it would enter into an agreement with Air France to form a strategic business partnership, which would create Europe’s largest airline group and unite the two carriers under the same corporate holding company.  The KLM-Air France alliance is not expected to affect the KLM-Northwest transatlantic joint venture.  It is anticipated that KLM will join the SkyTeam global alliance (of which Air France and Delta are the founding members) in the spring of 2004.  Northwest expects to join the SkyTeam alliance also in 2004.

In October 2003, Northwest agreed, at Mesaba’s request, to extend the termination notice period on the Avro RJ-85 aircraft leasing contract from October 28, 2003 to December 15, 2003.  The contract allocates 36 Avro RJ-85 jets to Mesaba, which are used on regional routes out of Northwest’s Minneapolis/St. Paul, Detroit and Memphis hubs.   If Northwest provides notice of early termination, the regional jet services agreement would end as of April 25, 2004.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price of aircraft fuel.  In order to provide a measure of control over price, the Company periodically hedges a portion of the price risk of fuel costs, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  During the quarter ended March 31, 2003, the Company settled all of its fuel hedge contracts associated with third and fourth quarter 2003 fuel consumption, thereby locking in gains of approximately $58 million.  The Company realized approximately $30 million of these gains in the third quarter ended September 30, 2003, and will recognize the approximately $28 million remaining gains in the fourth quarter ended December 31, 2003.  The amount of gain to be realized in the fourth quarter is recorded in other comprehensive income as of September 30, 2003.

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen. Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company hedged $115 million of its yen-denominated sales in the three months ended September 30, 2003, resulting in an effective rate of 114 yen per U.S. dollar, the prevailing average contract rate for the period.  This compares to an effective rate of 114 for the quarter ended September 30, 2002, which included the impact of yen hedges in place at that time.  At September 30, 2003, the Company has hedged approximately 37% of its anticipated yen-denominated sales at an average rate of 113 yen per U.S. dollar for the remainder of 2003.  As of October 2003, the Company has hedged approximately 41% of its anticipated yen-denominated sales for the third and fourth quarter of 2004 at an average rate of 114 yen per U.S. dollar.  The Company has recorded $5 million of unrealized losses in accumulated other comprehensive income (loss) associated with these hedges.

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and are based upon information available to the Company on the date hereof.  The Company through its management may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Any such statement is qualified by reference to the following cautionary statements.

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include the future level of air travel demand, the Company’s future load factors and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U. S. and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS), labor negotiations both at other carriers and the Company, low fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation and inflation.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In light of these risks and uncertainties, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, the Company can offer no assurances that the results and events contemplated by the forward-looking statements will in fact be realized.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These statements deal with the Company’s expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company’s expectations.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.

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

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

Item 3.  Default Upon Senior Securities

(b)         In two separate complaints filed in state court in New York, the plaintiffs, the IAM and the IBT, have alleged that the Company is in default with respect to its obligation to repurchase the Series C Preferred Stock.  The Company denies the allegations.  For additional information regarding these lawsuits, see “Part II. Item 1. Legal Proceedings.”  Additional information with respect to the Company’s Series C Preferred Stock is contained in “Part II. Item 5. Other Information” and Note 6 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002.

Item 5.  Other Information

The Company issued Series C Preferred Stock in 1993 to trusts for the benefit of its employees in connection with labor cost restructuring agreements between the Company and its major unions.  The terms of the Series C Preferred Stock give the holders a “put right” to require the Company to repurchase such shares for an amount (approximately $226 million as of August 1, 2003) equal to the actual wage savings achieved under the 1993 labor agreements.  Consummation of the repurchase is subject to, among other things, compliance with corporate law requirements applicable to the Company, including the requirement that any stock repurchase be out of a corporation’s “surplus”.  The Company announced on August 1, 2003 that it could not legally repurchase the outstanding Series C Preferred Stock at this time because the Board of Directors was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  As a result, quarterly dividends began accruing August 1, 2003, at 12% per annum.  The IBT and IAM have commenced separate lawsuits challenging the Company’s decision not to repurchase the Series C Preferred Stock.  See “Part II. Item 1.  Legal Proceedings” for additional information regarding these lawsuits.  Additional information with respect to the Company’s Series C Preferred Stock is contained in Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2002.

On November 4, 2003, NWA Corp. completed an offering of $225 million of 7.625% convertible senior notes due 2023.  For additional information with respect to this offering, see Note 14 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Form 10-Q.  In connection with the offering, NWA Corp. entered into a call spread option transaction with Citibank, N.A. that was designed to limit exposure to potential dilution from conversion of the notes in the event that the market price per share of NWA Corp.’s common stock at the time of exercise is greater than the lower strike price of $22.90.  Because the notional number of shares with respect to the upper strike price, $29.3355, is 120% of the number of shares underlying the notes, and the notional number of shares with respect to the lower strike price is equal to the number of shares underlying the notes, the extent to which the call spread option transaction limits exposure to potential dilution from conversion of the notes diminishes to the extent the price of NWA Corp.’s common stock rises above the upper strike price.  A copy of the Preliminary Confirmation and Master Agreement between Citibank, N.A. and NWA Corp. is attached to this Form 10-Q as Exhibit 10.1.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	10.1	Preliminary Confirmation and Master Agreement between Citibank, N.A. and NWA Corp. dated October 29, 2003 and January 15, 1997, respectively.
	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
	31.1	Rule 13a-14(a)/15d-14(a) Certifications
	31.2	Rule 13a-14(a)/15d-14(a) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications

(b)	Reports on form 8-K:

On August 1, 2003, the Company filed a Form 8-K containing a press release issued August 1, 2003.  This press release announced that the Board of Directors had determined that at this time the Company could not legally redeem the 4.8 million shares of its Series C Preferred Stock still outstanding.

On July 18, 2003, the Company filed a Form 8-K containing a press release issued July 17, 2003, and forward looking guidance.  This press release contained the Company’s second quarter 2003 earnings release and the forward looking guidance which was provided in the Company’s second quarter 2003 earnings conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2003.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Preliminary Confirmation and Master Agreement between Citibank, N.A. and NWA Corp. dated October 29, 2003 and January 15, 1997, respectively.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications