Form 10-K
period 2003-12-31
NORTHWEST AIRLINES CORP
filed 2004-03-04
CIK 1058033

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 30, 2004 was $928 million.

        As of January 30, 2004, there were 86,106,532 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 2004.

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

  •
  a domestic and international alliance with Continental Airlines, Inc. ("Continental") and Delta Air Lines, Inc. ("Delta");

  •
  exclusive marketing agreements with two domestic regional carriers, Pinnacle Airlines, Inc. ("Pinnacle Airlines") and Mesaba Aviation, Inc. ("Mesaba"), both of which operate as Northwest Airlink; and

  •
  a cargo business that operates 12 dedicated freighter aircraft through hubs in Anchorage and Tokyo.

        Northwest has developed strategies that are designed to utilize these assets to the Company's competitive advantage.

        The Company maintains a Web site at http://www.nwa.com. Information contained on the Company's website is not incorporated into this annual report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through its Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

        See "Item 1. Business—Risk Factors Related to Northwest and the Airline Industry" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a discussion of trends and factors affecting the Company and the airline industry. The Company is managed as one cohesive business unit. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 15—Segment Information".

Operations and Route Network

        Northwest operates substantial domestic and international route networks and directly serves more than 158 cities in 24 countries in North America, Asia and Europe.

  Domestic System

        Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

        Detroit.    Detroit is the ninth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 143 cities from Detroit. For the six months ended June 30, 2003, they enplaned 58% of originating passengers from Detroit, while the next largest competitor enplaned 13%.

        Minneapolis/St. Paul.    Minneapolis/St. Paul is the eighth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 156 cities from Minneapolis/St. Paul. For the six months ended June 30, 2003, they enplaned 65% of originating passengers from Minneapolis/St. Paul, while the next largest competitor enplaned 7%.

        Memphis.    Memphis is the nineteenth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve 88 cities from Memphis. For the six months ended June 30, 2003, they enplaned 60% of originating passengers from Memphis, while the next largest competitor enplaned 16%.

  International System

        Northwest operates international flights to the Pacific and/or the Atlantic regions from its Detroit, Minneapolis/St. Paul and Memphis hubs, as well as from gateway cities such as Boston, Honolulu, Los Angeles, New York, San Francisco and Seattle. International flights to the Pacific from Portland are scheduled to begin in June 2004.

        Pacific.    Northwest has served the Pacific market since 1947 and has one of the world's largest Pacific route networks. Northwest's Pacific operations are concentrated at Narita International Airport in Tokyo, where it has 358 permanent weekly takeoff and landing slots, the most for any non-Japanese carrier. As a result of a 1947 U.S.-Japan bilateral aviation agreement, Northwest has the right to operate unlimited frequencies between any point in the U.S. and Japan as well as extensive "fifth freedom" rights. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers. Northwest and United Airlines, Inc. ("United") are the only U.S. passenger carriers that have "fifth freedom" rights from Japan. Northwest uses these slots and rights to operate a network linking seven U.S. gateways and twelve Asian destinations via Tokyo. The Asian destinations include Bangkok, Beijing, Busan, Guam, Hong Kong, Manila, Nagoya, Saipan, Seoul, Shanghai, Singapore and Taipei.

        Atlantic.    Northwest and KLM operate an extensive trans-Atlantic network pursuant to a commercial and operational joint venture. This joint venture benefits from having antitrust immunity, which allows for coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an "open-skies" bilateral aviation treaty, which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM operate joint service between 17 cities in the U.S., Canada and Mexico and Amsterdam, and between Amsterdam and India. Codesharing between Northwest and KLM has been implemented on flights to 57 European, six Middle Eastern, nine African, three Asian and approximately 173 U.S. cities. Codesharing is an agreement whereby an airline's flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft. After September 2007, a three-year notice is required to terminate the joint venture.

        See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 15—Segment Information" for a discussion of Northwest's operations by geographic region.

  Alliances

        In addition to its trans-Atlantic alliance with KLM, Northwest has strengthened its network through other alliance partnerships. Long-term alliances are the most effective way for Northwest to enter markets that it would not be able to serve alone. Alliance relationships can include codesharing, reciprocal frequent flyer programs, "through" luggage check-in, reciprocal airport lounge access, joint marketing, sharing of airport facilities and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 750 cities in 120 countries on six continents.

        In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental and Delta. This agreement is designed to connect the three carriers' domestic and international networks and provide for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative activities. Northwest, Continental and Delta received approval of the agreement from the U.S. Department of Justice ("DOJ") and the Department of Transportation ("DOT") in the first quarter of 2003. The three airlines began implementing the agreement in June 2003 by offering access to each other's airport lounges and commencing codeshare service. Beginning in July 2003, frequent flyer members of the three airlines were able to use a single award to book and redeem miles for itineraries that include any combination of Northwest, Continental and Delta operated flights. In the fourth quarter of 2003, Northwest and Delta expanded their codesharing to 650 daily domestic flights operated by each carrier, the maximum permitted by the DOT as of that time. In June 2004, the next phase may be implemented by adding code sharing on another 650 daily domestic flights. The combined network has increased Northwest's presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.

        In September 2003, KLM announced that it would enter into an agreement with Air France to form a strategic business partnership, which would create Europe's largest airline group and unite the two carriers under the same corporate holding company. In February 2004, the European Union antitrust investigators gave their conditional approval of this merger. The KLM-Northwest trans-Atlantic joint venture will remain in place pursuant to their alliance agreement. It is anticipated that KLM will join the SkyTeam global alliance (of which Air France and Delta are the founding members) in the spring of 2004. Northwest also expects to join the SkyTeam alliance in 2004.

        Northwest also has domestic frequent flyer and codesharing agreements with several other airlines including Alaska/Horizon Airlines, Hawaiian Airlines, America West Airlines and American Eagle.

        In the Pacific, Northwest has frequent flyer agreements with Malaysia Airlines, Japan Airlines, Jet Airways of India, Garuda Indonesia, Cebu Pacific Airlines and Pacific Island Aviation.

        In addition to its extensive relationship with KLM in the Atlantic, Northwest has reciprocal frequent flyer programs with Air Alps Aviation, KLM cityhopper and KLM exel, Air Europa, Kenya Airways and Malev Hungarian Airlines.

  Regional Partnerships

        Northwest has exclusive marketing agreements with two regional carriers: Pinnacle Airlines and Mesaba. Under the agreements, these regional carriers operate their flights under the Northwest "NW" code and operate as Northwest Airlink. The purpose of these marketing agreements is to provide service to small cities and more frequent service to larger cities, increasing connecting traffic at Northwest's domestic hubs. The agreements with Pinnacle Airlines and Mesaba are capacity purchase arrangements. Under these arrangements, Northwest controls the scheduling, pricing, reservations, ticketing and seat inventories for Pinnacle Airlines and Mesaba flights. Northwest is generally entitled to all ticket, cargo and mail revenues associated with these flights. The regional carriers are paid based on operations for certain expenses and receive reimbursement for other expenses.

        Pinnacle Airlines.    Pinnacle Airlines offers scheduled passenger service to over 80 cities. In 2003, 25 Bombardier Canadian Regional Jet ("CRJ") aircraft were leased to Pinnacle Airlines, bringing the total number of CRJ aircraft in Pinnacle Airlines' operations to 76. All of the CRJ aircraft are leased from Northwest. Northwest has agreed to lease an additional 53 CRJs to increase Pinnacle Airlines' fleet to 129 CRJs by December 31, 2005.

        As of September 30, 2003, Northwest had contributed 88.6% of the common stock of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, to the Company's pension plans in lieu of required cash contributions pursuant to an exemption granted by the U.S. Department of Labor ("DOL"). On November 24, 2003, the Pinnacle Airlines Corp. shares held by the plans were sold in an initial public offering ("IPO"), with the proceeds being retained by the plans. The Company continues to hold the remaining 11.4% interest in Pinnacle Airlines Corp. At the time of the offering, the Company and Pinnacle Airlines agreed to extend the term of the airlines services agreement ("ASA") through December 2017.

        Mesaba.    Mesaba offers scheduled passenger service to 112 cities. The Company owns 27.8% of the common stock of MAIR Holdings, Inc. ("MAIR"), the holding company of Mesaba. The Company also has approximately four million warrants to acquire additional MAIR common stock, of which 22% were in-the-money as of December 31, 2003. Mesaba operates a fleet of 99 regional jet and turbo-prop aircraft, which includes 35 AVRO RJ85 aircraft and 49 SAAB 340 aircraft leased or subleased from Northwest.

        See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 13—Related Party Transactions" regarding the Company's transactions with Pinnacle Airlines and Mesaba.

  Cargo

        The Company is the largest cargo carrier among U.S. passenger airlines based on revenue and the only one to operate a dedicated freighter fleet. In 2003, cargo accounted for 7.9% of the Company's operating revenues, with approximately 77% of its cargo revenues resulting from cargo originating in or destined for Asia. Through its cargo hubs in Anchorage and Tokyo, the Company serves most major air freight markets between the U.S. and Asia with a fleet of 12 Boeing 747-200 freighter aircraft. In addition to revenues earned from the dedicated freighter fleet, the Company also generates cargo revenues in domestic and international markets through the use of excess cargo space on its passenger aircraft.

        Northwest is able to participate in the high yield, small package "express" business by providing airlift for cargo integrators in its extensive network across the Pacific. In 2001, the Company entered into a five-year capacity purchase agreement with DHL Worldwide Express ("DHL") for daily freighter service from DHL's U.S. hub operations in Cincinnati to various points in Asia. In 2000, Northwest and Japan Airlines entered into a cargo alliance under which Northwest and Japan Airlines codeshare on certain routes between the U.S. and Japan.

Other Travel Related Activities

        MLT Inc.    MLT Inc. ("MLT"), an indirect wholly owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the United States. MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals. In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest's WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest. These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. In 2003, MLT had $451 million in revenues.

        Orbitz.    Orbitz, Inc. ("Orbitz") allows travelers to purchase airline, hotel, car rental and other travel related services online. The Orbitz website provides a comprehensive selection of online airfares, including Internet-only fares and other travel information and customer features. On December 16, 2003, Orbitz and its airline owners (Northwest, Continental, Delta, United and American Airlines, Inc. ("American")) sold approximately 12 million Orbitz shares through an initial public offering, which included 9.7% of Northwest's total holdings. The Company continues to hold approximately 12% of the outstanding shares representing a 17% voting interest in Orbitz.

        WORLDSPAN.    WORLDSPAN L.P. ("WorldSpan") operates and markets a global computer reservations and passenger processing system ("CRS"). A CRS is used by travel agents, corporate accounts and Internet customers to make airline, hotel, car and other travel reservations and to issue airline tickets. On June 30, 2003, the Company together with the other owners (American and Delta) sold WorldSpan to Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank. In the sale, the Company sold its 33.7% partnership interest in WorldSpan. Northwest has agreed to continue to purchase internal reservation services from WorldSpan.

        Frequent Flyer Program.    Northwest operates a frequent flyer marketing program known as "WorldPerks", under which mileage credits are earned by flying on Northwest or its alliance partners and by using the services of participating credit card issuing banks, hotels, phone companies, car rental firms and other partners. Northwest sells mileage credits to the other companies participating in the program. WorldPerks is designed to retain and increase frequent traveler loyalty by offering incentives for their continued patronage.

        Under the WorldPerks program, miles earned are accumulated in an account for each member and do not expire. Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines or for other travel industry awards. WorldPerks is structured as a three-tier elite incentive and reward program.

Regulation

        General.    The Airline Deregulation Act of 1978, as amended, eliminated domestic economic regulation of passenger and freight air transportation in many regards. Nevertheless, the industry remains regulated in a number of areas. The DOT has jurisdiction over international route authorities and various consumer protection matters, such as advertising, denied boarding compensation and baggage liability. Northwest is subject to regulations of the DOT and the Federal Aviation Administration ("FAA") because it holds certificates of public convenience and necessity, air carrier operating certificates and other authority granted by those agencies. The FAA regulates flight operations, including air space control and aircraft standards, maintenance, ground facilities, transportation of hazardous materials and other technical matters. The DOJ has jurisdiction over airline competition matters, including mergers and acquisitions, under the federal antitrust laws. The Transportation Security Administration ("TSA") regulates airline and airport security. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest's operations.

        International Service.    Northwest operates its international routes under route certificates and other authorities issued by the DOT. Many of Northwest's international route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates and other authorities are temporary and subject to periodic renewal. Northwest requests renewals of these certificates and other authorities when and as appropriate. The DOT typically renews temporary authorities on routes when the authorized carrier is providing a reasonable level of service. With respect to foreign air transportation, the DOT must approve agreements between air carriers, including codesharing agreements, and may grant antitrust immunity for those agreements in some situations.

        Northwest's rights to operate to foreign countries, including Japan, China and other countries in Asia and Europe, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and the relevant foreign country, while others limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest's ability to maintain or expand air service to the relevant foreign country.

        Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

        Airport Security.    The TSA regulates civil aviation security under the Aviation and Transportation Security Act ("Aviation Security Act"). This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Since the events of September 11, 2001, Congress has mandated, and the TSA has implemented, numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines. Funding for airline and airport security under the law is provided in part by a $2.50 per segment passenger security fee, subject to a limit of $10 per roundtrip. However, the Company is responsible for costs in excess of this fee, which through September 2004 cannot exceed the Company's 2000 passenger security screening expense level.

        On April 16, 2003, the President signed into law the Emergency Wartime Supplemental Appropriations Act ("Wartime Act"). The Wartime Act included, among other items, a $2.30 billion cash reimbursement to U.S. airlines for security fees previously remitted to the TSA and $100 million for reimbursement of the costs of aircraft cockpit door reinforcement incurred since the 2001 terrorist attacks. The Company received $209 million for reimbursement of security fees in May 2003, which was recorded as other income, and $11 million for direct costs of cockpit door reinforcement, which was recorded as a reduction to the previously capitalized property account. Retention of these funds requires compliance with provisions in the Wartime Act, including certain limitations on executive compensation. The Wartime Act also suspended collection of security fees for the period from June 1, 2003 through September 30, 2003, after which these fees were reinstated.

        Airport Access.    Four of the nation's airports, Chicago O'Hare, New York (La Guardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as "high density traffic airports", and the number of takeoffs and landings at such airports ("slots") have been limited during certain peak demand time periods. Currently, the FAA permits the buying, selling, trading or leasing of these slots, subject to certain restrictions. Legislation passed in March 2000 resulted in the elimination of slot restrictions at Chicago O'Hare on July 1, 2002 and will do so at New York (LaGuardia and Kennedy International) on January 1, 2007. The Company believes these changes will not have a material adverse impact on its operations or operating results.

        Labor.    The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with seven domestic unions representing 11 separate employee groups. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia. These agreements are not subject to the RLA, although Northwest is subject to local labor laws.

        Noise Abatement.    The Airport Noise and Capacity Act of 1990 ("ANCA") recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on night operations, restrictions on frequency of aircraft operations and various other procedures for noise abatement. While Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

        Under the direction of the International Civil Aviation Organization ("ICAO"), world governments, including the U.S., have under consideration creation of a more stringent aircraft noise certification standard than that contained in the ANCA. A new ICAO noise standard was adopted in 2001 that established more stringent noise requirements for newly manufactured aircraft after January 1, 2006. As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft, including certain aircraft operated by Northwest. FAA reauthorization legislation, known as "Vision 100—Century of Aviation Reauthorization Act" and signed into law by the President on December 12, 2003, requires the FAA, by April 1, 2005, to issue regulations implementing Chapter 4 noise standards consistent with ICAO recommendations. The FAA has issued a proposed rule that would implement such standards.

        Safety.    The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

        Under FAA regulations, the Company has established, and the FAA has approved, a maintenance program for each type of aircraft operated by the Company. The program provides for the ongoing maintenance of the Company's aircraft, ranging from frequent routine inspections to major overhauls. The Company's aircraft require various levels of maintenance or "checks" and periodically undergo complete overhauls. Maintenance programs are monitored closely by the FAA, with FAA representatives routinely present at the Company's maintenance facilities. The FAA issues Airworthiness Directives ("ADs"), which mandate changes to an air carrier's maintenance program. These ADs (which include requirements for structural modifications to certain aircraft) are issued to ensure that the nation's transport aircraft fleet remains airworthy. The Company is currently, and expects to remain, in compliance with all applicable requirements under all ADs and the FAA approved maintenance program for each fleet type.

        A combination of FAA and Occupational Safety and Health Administration regulations on both the federal and state levels apply to all of Northwest's ground-based operations in the United States.

        Environmental.    The Company is subject to regulation under various environmental laws and regulations, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980. In addition, many state and local governments have adopted environmental laws and regulations to which the Company's operations are subject. Environmental laws and regulations are administered by numerous federal and state agencies.

        In February 1998, the Environmental Protection Agency ("EPA") and the FAA signed a Memorandum of Agreement ("MOA") to develop a voluntary process with the airline industry to reduce aircraft engine emissions. The MOA includes a proposal for a voluntary engine retrofit program to reduce such emissions. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators have had discussions regarding the scope and content of a voluntary emissions reduction program. To date, these discussions have not resulted in an agreed upon program.

        Northwest, along with other airlines, has been identified as a potentially responsible party at various environmental sites. Management believes that Northwest's share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company's financial statements.

        Civil Reserve Air Fleet Program.    Northwest renewed its participation in the Civil Reserve Air Fleet Program ("CRAF"), pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2003 and ending September 30, 2004, 28 Boeing 747-200/400 passenger aircraft, 21 DC10-30 passenger aircraft, five Airbus A330-300 passenger aircraft and 12 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense Air Mobility Command, headquartered at Scott Air Force Base in Illinois, to call on some or all of these 66 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

        On February 8, 2003, the U.S. Secretary of Defense authorized a "Stage 1" mobilization of the Civil Reserve Air Fleet, the lowest activation level. As a result of that activation, Northwest made available four Boeing 747-200 passenger aircraft for use by the military. No Northwest cargo aircraft were used during the activation. The Stage 1 activation was formally terminated on June 17, 2003.

Risk Factors Related to Northwest and the Airline Industry

  The airline industry is intensely competitive.

        The airline industry is intensely competitive. Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours. In most of our markets we compete with at least one of these carriers. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

        Industry revenues have declined significantly and we continue to experience significant operating losses.

        Since 2001, the U.S. airline industry overall has suffered a substantial reduction in revenues, both on an absolute basis and relative to historical trends. Our annual operating revenue has declined in each of the last three years and our 2003 operating revenue was over $1.7 billion less than it was in 2000. As a result, we have incurred significant operating losses, and absent unusual items, our pre-tax losses over that period have totaled nearly $2.2 billion. We do not anticipate that the revenue environment for us will materially improve in 2004. Due to the discretionary nature of business and personal travel spending, U.S. airline revenues are heavily influenced by the strength of the U.S. economy, other regional world economies and corporate profitability. The revenue decline has been due in part to the U.S. economic cycle. However, permanent structural differences in the industry revenue environment have also taken place. These differences are the result of a number of factors.

        The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, driven in large part by lower labor costs, these carriers are able to operate profitably while offering substantially lower fares. By targeting such fares at business passengers in particular, these carriers are shifting demand away from the larger, more established airlines. These low cost carriers now transport more than 25% of all domestic U.S. passengers, compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales, versus less than 20% a decade ago. Moreover, as a result of their better financial performance, low cost carriers have the resources necessary to continue to increase their market share. Industry revenue could be reduced substantially in the event one or more large network carriers decides it is a better long-term strategy to adopt a broad pricing structure similar to those employed by low cost carriers rather than give up additional market share.

        Internet travel Web sites have driven significant distribution cost savings for airlines, but have also allowed consumers to become more efficient at finding lower fare alternatives than in the past by providing them with more powerful pricing information. The increased price consciousness of both business and leisure travelers, as well as the growth in new distribution channels, has further motivated airlines to price aggressively to gain fare and market share advantages. These factors will increase over time as Internet ticket sales increase.

        Airlines are among the most heavily taxed of all U.S. companies. Taxes and fees can add up to approximately 25% of what a passenger pays for an average roundtrip domestic airline ticket, a percentage even greater than that for alcohol and tobacco products. These taxes and fees have grown significantly in the past decade. We believe that every dollar of tax or fee increase imposed on airline passengers roughly translates into a dollar of reduced airline revenue.

        The attacks of September 11, 2001 materially impacted air travel and, with concerns about further terrorist attacks unlikely to abate any time soon, continue to have a negative effect on travel demand. Additionally, security procedures introduced at airports since the attacks have increased the inconvenience of flying, both in reality and in perception, and thus have further reduced demand.

        Global events further exacerbated the decline in airline industry revenue in 2003. The war in Iraq and its aftermath and the outbreak of Severe Acute Respiratory Syndrome ("SARS") have materially affected airline bookings and continue to negatively impact air travel, particularly on international routes. Another outbreak of SARS or other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry by reducing revenues and impacting travel behavior, especially on routes to and from certain Asian destinations.

        Due to industry seasonality, operating results for any interim periods are not necessarily indicative of those for the entire year.

        The airline industry is seasonal in nature. Due to seasonal fluctuations, our operating results for any interim period are not necessarily indicative of those for the entire year. Our second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the summer months.

  Airline bankruptcies could adversely affect the industry.

        Since September 11, 2001 several air carriers have sought to reorganize under Chapter 11 of the United States Bankruptcy Code, including United Airlines, Inc., the second largest domestic air carrier. Successful completion of such reorganizations could present us with competitors having reduced levels of indebtedness and significantly lower operating costs derived from labor, supply and financing contracts that were renegotiated under the protections of the Bankruptcy Code. In addition, air carriers involved in reorganizations historically have undertaken substantial fare discounting in order to maintain cash flows and to enhance continued customer loyalty. Such fare discounting could further lower yields for all carriers.

  Attempts to reduce labor costs may not be successful.

        Labor has always been a critical issue for major airlines. Most major airlines are heavily unionized, and we are no exception, with more than 90% of our employees represented by unions. Many older airlines, including us, conducted contract negotiations with the unions over several decades in a regulated airline environment in which there was little competition and costs were passed through to passengers. This has resulted in wage scales that are significantly higher, productivity that is much lower, and defined benefit retirement plans that are much more generous than those found at low cost carriers. In addition, over time, airline unions have negotiated restrictive scope clauses that can severely limit an airline's ability to pursue market-driven adjustments.

        The rapid growth of low cost carriers in recent years has made labor an even bigger issue for older airlines. Less encumbered by legacy collective bargaining agreements and more able to establish costs based on market factors, the low cost carriers have unit labor costs that are up to 50% below those for older, pre-deregulation airlines. Given that labor is our largest cost by a wide margin, representing roughly 40% of total operating expenses, a labor advantage of up to 50% translates to a significant overall cost advantage. This is particularly powerful in a business where the product is largely viewed as a commodity and pricing information has rapidly become transparent to customers via the Internet.

        Low cost carriers have used their cost advantage to offer significantly lower unrestricted fares than older airlines, thus shifting a considerable share of lucrative business passengers to their flights. The combination of lower costs and an increasing mix of business passengers allows low cost carriers to be profitable and thrive at the same time that older, pre-deregulation airlines suffer financially. Moreover, the current cost advantage of low cost carriers is not likely to be diminished by a large growth in their costs. Having seen the failures of new entrant airlines from the past, they have been diligent in keeping their labor costs contained. New entrant airlines have an abundant supply of qualified employees available at significantly lower wages and benefits and with less stringent work rules than us.

        The labor cost disparity versus low cost carriers forced US Airways, United Airlines and American Airlines to restructure their labor costs through negotiations with their unions in the past year. The successful lowering of labor costs at these airlines has placed even more pressure on us. Not only do low cost carriers have labor cost advantages compared to us, most of our largest competitors now do as well. We have been in discussions with our labor groups over the past year, seeking to obtain competitive wage scales, work rules and benefit plans. The experiences of US Airways, United Airlines and American Airlines demonstrate that, despite widespread recognition that a fundamental cost problem exists and thousands of jobs are threatened, achieving negotiated labor cost reductions is difficult and can come with high risk. US Airways and United Airlines were only able to achieve labor cost savings through bankruptcy reorganizations. Accordingly, we cannot predict the outcome of our labor negotiations at this time.

        As of December 31, 2003, we had approximately 39,100 full-time equivalent employees, of whom approximately 2,100 were foreign nationals working primarily in Asia. Collective bargaining agreements provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable as follows:

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date
Pilots	5,100	Air Line Pilots Association, International ("ALPA")	9/13/03
Agents and Clerks	8,800	International Association of Machinists & Aerospace Workers ("IAM")	2/25/03
Equipment Service Employees and Stock Clerks	6,000	International Association of Machinists & Aerospace Workers ("IAM")	2/25/03
Flight Attendants	8,500	Professional Flight Attendants Association ("PFAA")	5/30/05
Mechanics and Related Employees	5,700	Aircraft Mechanics Fraternal Association ("AMFA")	5/11/05

        On July 23, 2003, we commenced negotiations with the ALPA on a new contract. We have also entered into mediation with the IAM under the supervision of the National Mediation Board as we seek agreement on a new contract.

        Changes in government regulations could increase our operating costs and limit our ability to conduct our business.

        Airlines are subject to extensive regulatory requirements in the U.S. and internationally. In the last several years, Congress has passed laws, and the FAA has issued a number of maintenance directives and other operating regulations, that impose substantial costs on airlines. Additional laws, regulations, taxes and airport charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. Congress and the DOT have also proposed regulating airlines' responses to their competitors' activities. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot give assurance that laws or regulations enacted in the future will not adversely affect the industry.

  We are vulnerable to increases in aircraft fuel costs.

        Because fuel costs are a significant portion of our operating costs (14.5% for 2003), substantial changes in fuel costs would materially affect our operating results. Fuel prices continue to be susceptible to, among other factors, political unrest in various parts of the world, Organization of Petroleum Exporting Countries ("OPEC") policy, the rapid growth of economies such as China, the levels of inventory carried by industries, the amounts of reserves built by governments, disruptions to production and refining facilities and weather. These and other factors that affect the global supply and demand for aircraft fuel may affect our financial performance, which can be highly sensitive to fuel prices. A one-cent change in the cost of a gallon of fuel (based on 2003 consumption) would impact operating expenses by approximately $1.5 million per month. Changes in fuel prices may have a greater impact on us than some of our competitors because of the composition of our fleet. From time to time, we hedge some of our future fuel purchases to protect against potential spikes in price. However, these hedging strategies may not always be effective.

        Our insurance costs have increased substantially and further increases could harm our business.

        Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims. Our total aviation and property insurance expenses were $66 million higher in 2003 than in 2000. As a result of the Air Transportation Safety and System Stabilization Act ("Airline Stabilization Act"), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage. However, this coverage is scheduled to expire on August 31, 2004. While the government may again extend the deadline for providing excess war risk coverage, there is no assurance that any extension will occur, or if it does, how long the extension will last. Should the government stop providing excess war risk coverage to the airline industry, it is expected that the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the government. Aviation insurers could further increase insurance premiums in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations.

        Our indebtedness and other obligations, including pension funding liabilities, are substantial.

        We have substantial levels of indebtedness. As of December 31, 2003, we had long-term debt and capital lease obligations, including current maturities, of $8.29 billion. Of this indebtedness, 44% bears interest at floating rates. The amount of long-term debt that matures in 2004 is $668 million.

Additionally, $1.49 billion matures in 2005, $781 million in 2006, $732 million in 2007 and $515 million in 2008. As of December 31, 2003, the principal portion of future minimum lease payments under capital leases was $64 million for 2004, $40 million for 2005, $29 million for 2006, $33 million for 2007 and $28 million for 2008. These levels of indebtedness do not include the obligation to redeem $236 million of convertible preferred stock. We also have significant obligations related to operating leases that do not appear on the consolidated balance sheets. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases". The amount of our indebtedness could limit our ability to obtain additional financing or adversely affect our future financing costs, either of which could negatively affect our ability to operate our business or make future capital expenditures. Our ability to service our indebtedness and obligations could be adversely affected by many factors, including general economic conditions and other factors beyond our control.

        We also have noncontributory pension plans covering our pilots, other contract employees and salaried employees. Funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). As of December 31, 2003, our pension plans were underfunded by $3.75 billion, as calculated in accordance with SFAS No. 87, Employers' Accounting for Pensions. Absent asset returns exceeding plan assumptions, we will have to satisfy the underfunded amounts of the plans through cash contributions over time. The timing and amount of funding requirements depend upon a number of factors, including interest rates, asset returns, potential changes in pension legislation, our decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions and changes to pension plan benefits.

        In 2003, we recorded expenses for our qualified pension plans of approximately $491 million, including $58 million related to a curtailment charge in the contract plan due to workforce reductions. We anticipate 2004 expenses for these plans will not differ materially from the amount of such expenses incurred in 2003, excluding the curtailment charge.

        Our calendar year 2004 cash pension contributions are dependent on several factors. On December 23, 2003, we asked the Internal Revenue Service ("IRS") for permission to reschedule some of our plan year 2004 pension contributions, which includes amounts due in both 2004 and 2005, for the contract and salaried employees' pension plans. Separately, the U.S. Congress has under consideration certain legislative relief that could reduce 2004 contributions by increasing the discount rate used to determine funding, changing the current requirements for deficit reduction contributions, or both. Prior legislation increased the discount rate used by companies to determine funding requirements for the past two years. On that basis, expected contributions to our qualified pension plans in 2004 approximates $350 million. However, approval of our application to reschedule contributions and/or additional legislative relief could reduce our pension funding requirements for these plans to between $100 million and $350 million for the year. Should our request to reschedule contributions not be approved by the IRS and Congress provides no legislative relief, our qualified plan funding obligations in calendar year 2004 would approximate $515 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Pension Funding Obligations", for further discussion of our pension obligations.

        We operate in a capital-intensive industry. Periodically, we are required to make significant capital expenditures for new aircraft, related equipment and facilities. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures.

  We are exposed to foreign currency exchange rate fluctuations.

        We conduct a significant portion of our operations in foreign locations. As a result, we have operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen. Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the United States. From time to time, we use financial instruments to hedge our exposure to the Japanese yen. However, these hedging strategies may not always be effective.

Forward-Looking Statements

        Certain of the statements made in "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report are forward-looking and are based upon information available to the Company on the date hereof. The Company, through its management, may also from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

        The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the future level of air travel demand, the Company's future passenger traffic and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS or other influenza or contagious illnesses, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in "Risk Factors Related to Northwest and the Airline Industry" above.

        Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These statements deal with the Company's expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company's expectations. All subsequent written or oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the factors described above.

Item 2. PROPERTIES

Flight Equipment

        As shown in the following table, Northwest operated a fleet of 430 aircraft at December 31, 2003, consisting of 368 narrow-body and 62 wide-body aircraft. Northwest's purchase commitments for aircraft as of December 31, 2003 are also provided.

						In Service
Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service	Total		Average Age (Years)		Aircraft on Firm Order
Passenger Aircraft
Airbus:
A319	124	58	—	12	—	70		2.1		7
A320	148	43	4	31	(4)	74		9.1		6
A330-200	243	—	—	—	—	—		—		10
A330-300	298	5	—	—	—	5		0.3		9
Boeing:
757-200	180-184	23	14	19	(4)	52		12.2		—
757-300	224	16	—	—	—	16		0.8		—
747-200	353-430	12	—	5	(10)	7		21.9		—
747-400	403	4	—	12	—	16		10.1		—
McDonnell Douglas:
DC9	78-125	152	—	13	(9)	156		33.0		—
DC10	273	14	—	10	(2)	22		24.8		—

		327	18	102	(29)	418				32
Freighter Aircraft
Boeing 747F		5	—	7		12		21.9		—

Total Northwest Operated Aircraft		332	18	109	(29)	430		18.0	(1)	32	(2)

Regional Aircraft
AVRO RJ85	69	10	—	25	(3)	32		5.2		—
CRJ-200/440	44-50	—	—	76	—	76		1.7		53	(3)
SAAB 340	30-34	—	—	49	—	49	(4)	6.1		—

Total Airlink Operated Aircraft		10	—	150	(3)	157				53

Total Aircraft		342	18	259	(32)	587	(5)			85

(1)
Excluding DC9 aircraft, the average age of Northwest-operated aircraft is 9.5 years.

(2)
Financing commitments available for use by the Company are in place for all of these aircraft.

(3)
These aircraft will be leased or subleased to and operated by Pinnacle Airlines. The Company has the option to finance these aircraft through long-term operating lease commitments from the manufacturer; if the manufacturer chooses not to provide financing, the Company is not required to take delivery of the aircraft.

(4)
Excludes aircraft directly leased by Mesaba from third party lessors.

(5)
Excludes aircraft leased to charter carriers.

        The Company's DC9 aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have significant economic value given the Company's route network, maintenance programs and the lack of a commercially successful new 100-seat aircraft at this time. The Company estimates that its DC9 aircraft could fly on average more than nine additional years beyond 2003 based upon the manufacturer's expected cycle life for such aircraft and the projected annual utilization by Northwest.

        See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases" and "Note 10—Commitments" for further information related to the Company's aircraft leases and commitments.

Airport Facilities

        Northwest leases the majority of its airport facilities. The lease terms cover periods up to 30 years and contain provisions for periodic adjustment of lease payments. At most airports that it serves, Northwest has entered into use agreements that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of the aircraft.

        In certain cases, the Company has constructed a facility on leased land which reverts to the lessor upon expiration of the lease. These facilities include cargo buildings in Boston, Los Angeles, New York (JFK), Seattle and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and a two-bay DC10 hangar in Detroit.

        The Company was responsible for managing and supervising the design and construction of the $1.2 billion passenger terminal at Detroit Metropolitan Wayne County Airport that was completed in February 2002. The new terminal offers 97 gates, 106 ticket-counter positions, 22 security check points, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The terminal also offers international-to-domestic connections within the same facility. A new hotel in the terminal was completed in December 2002, and a two-bay 747 hangar was completed in October 2003.

        In late 2003, an additional $175 million expansion began on Detroit Metropolitan Wayne County Airport's west concourse. The Company is responsible for managing and supervising the design and construction of this new expansion project. The project includes additional narrow-body and regional gates on Concourses B and C, related apron expansion including hydrant fueling, loading bridges and gate systems and additional moving walkways.

        Minneapolis/St. Paul International Airport is undergoing a $2.7 billion construction program that began in 1998. The major components completed include a 50% increase in vehicle parking as well as an additional 15 mainline jet gates and 30 commuter gates. A new north/south runway, automated people movers and improvement of existing runways are scheduled to be completed in phases through 2010.

        The Memphis-Shelby County Airport Authority has undertaken a $400 million airport renovation and expansion project. The airfield portion of the program provides nearly $300 million in airfield improvements, including a new 13,000-foot runway, which opened in late 2000. The majority of the $60 million terminal renovation was completed in 2000, including the redesign of eight gates to accommodate Northwest regional jet service, 15 additional regional jet gates, a new WorldClub and 11 new ticket counter positions. This program also includes $40 million in future vehicle parking expansion and roadwork modifications.

Other Property and Equipment

        Northwest's primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company owns a 160-acre site east of the airport where the Company's corporate offices are located. Additional owned buildings include reservations centers in Baltimore, Tampa and Chisholm,

Minnesota, and a data processing center in Eagan, Minnesota. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

        The Company leases reservations centers in or near Minneapolis/St. Paul and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul and Duluth, Minnesota. As of December 31, 2003, the Company operated 26 city ticket offices in North America. One of these city ticket offices was subsequently closed in January 2004 and the Company announced in February 2004 that it will be closing all of its remaining North America city ticket offices by March 2004.

        In 2003, the Company closed its Detroit area reservations center and city ticket offices located in Livonia, Michigan. The Company owns the building and land formerly used as the reservations center and has entered into a purchase agreement to sell the property. The prospective buyer can terminate the agreement before the end of the inspection period. Call center activity performed at the Detroit facility was transferred to the Company's facilities in Baltimore, Chisholm, Minneapolis, Seattle and Tampa.

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

        Midwestern Machinery Co., Inc. v. Northwest Airlines, Inc.    (U.S. D.C. District of Minnesota, Civ. Action No. 97-1438). In June 1997, Midwestern Machinery Co. and several individuals filed an antitrust class action against Northwest in the U.S. District Court for Minnesota. The complaint alleges that Northwest's acquisition of Republic Airlines in 1986 resulted in a substantial reduction in competition in violation of Section 7 of the Clayton Act. Northwest believes the lawsuit to be without merit and intends to defend against the claim. In February 2001, the Court granted the plaintiff's motion for class certification. On February 5, 2003, the Court entered an Order granting Northwest's motion for summary judgment and dismissing the case. The plaintiff's appeal of the Court's Order granting summary judgment is pending.

        Hall v. United Air Lines, et al.    (U.S. D.C. Eastern District of North Carolina, Civ. Action No. 7-00 CV-123-BR(1)). In October 1999, a purported class action was filed in State Court in North Carolina by a North Carolina travel agent, on behalf of herself and similarly situated North Carolina travel agents, challenging actions by most major airlines, including Northwest, to reduce travel agent base commissions from 8 percent to 5 percent and alleging several state law theories of liability, including conspiracy. In June 2000, the plaintiff filed a voluntary dismissal and then filed a new case in federal court. The new case is a class action, now on behalf of a nation-wide class of travel agents, alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act, and is based on the same factual allegations. On November 13, 2001, the court granted the plaintiffs' motion to amend the complaint to include allegations that other commission reductions in 1997 and 1998 were the result of unlawful agreements among the airline defendants in violation of the Sherman Act. The complaint was subsequently amended again to allege that commission reductions in March 2002 were also the result of an unlawful agreement among the airline defendants. Northwest believes the case to be without merit and intends to defend against the claim. On September 17, 2002, the Court entered an Order granting plaintiffs' motion for class certification. On October 30, 2003, the Court granted the Defendants' motion for summary judgment. The plaintiffs' appeal of the Court's Order granting summary judgment is pending.

        McCoy-Johnson v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-99-CV-2994GV).    In November 1999, a purported class action was filed against Northwest by a Northwest passenger in federal court alleging violations of Section 2 of the Sherman Act. The plaintiff alleges that Northwest has monopolized or attempted to monopolize air transportation on certain routes into and out of its three domestic hubs through a variety of exclusionary practices. The plaintiff purports to sue on behalf of all similarly situated passengers who purchased tickets on Northwest for travel on certain routes into or out of its three hubs since at least as early as April 1995. In March 2001, a second case, Rodney v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 01-2167GV), was filed in the same court as a related case by the same counsel. The allegations in the Rodney case are substantially the same as those in the McCoy-Johnson case. In July 2001, the lawyers representing the plaintiffs in McCoy-Johnson and Rodneyfiled another companion lawsuit, Sax v. Northwest (U.S.D.C Western District of Tennessee, Civ. Action No. 01-2582GV). The allegations in the Sax case are substantially the same as those in the McCoy-Johnson and Rodney cases. Northwest believes these cases to be without merit and intends to defend against the claims. The plaintiffs' motion for class certification is pending.

        Spirit Airlines v. Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 00-71535).    In March 2000, Spirit Airlines filed a Sherman Act monopolization complaint against Northwest in the U.S. District Court for the Eastern District of Michigan alleging that Northwest had monopolized, or attempted to monopolize, air transportation service between Detroit and Philadelphia and between Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets. Northwest believes the case to be without merit and intends to defend against the claim. On March 31, 2003, the Court granted Northwest's motion for summary judgment. Spirit's appeal of the Court's Order granting summary judgment is pending.

        Force Majeure Arbitrations.    Each of Northwest's collective bargaining agreements with its unions contains "force majeure" provisions, which provide that certain job protections, including layoff protections, are nullified in the event of a "force majeure". A "force majeure" is generally defined as the occurrence of certain events over which Northwest does not have control. Northwest has invoked the "force majeure" provisions of its collective bargaining agreements in laying off employees in response to three events: the terrorist attacks of September 11, 2001, the outbreak of war in Iraq in March 2003 and the SARS epidemic in 2003. Each of the IAM, International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America ("IBT") (which was recently decertified following a representation election in favor of the PFAA), ALPA and AMFA have filed one or more grievances over the invocation of the force majeure provisions on some or all of these occasions. These disputes are subject to arbitration and are in various stages of the grievance/arbitration process provided for in the respective collective bargaining agreements. An arbitrator has denied both the IBT/PFAA and AMFA grievances with respect to the Company's invocation of "force majeure" in connection with the terrorist attacks of September 11, 2001. An adverse decision in any of the remaining grievances could result in substantial damages against the Company. The Company is vigorously defending these grievances. Although the ultimate outcome of these matters cannot be predicted with certainty, management believes it properly applied the terms of the various collective bargaining agreements and that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

        Series C Preferred Stock Litigation.    In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03). In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03). Both lawsuits challenge the Company's decision not to purchase its Series C Preferred Stock during 2003 and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company. The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock. The Company believes that the lawsuits are without merit. Discovery has commenced. A court decision that adequate statutory surplus is available for a stock repurchase at this time could result in the Company having to repurchase without deferral the outstanding Series C Preferred Stock (approximately $236 million as of December 31, 2003).

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

MANAGEMENT

Executive Officers of the Registrant

        Richard H. Anderson, age 48, has served as Chief Executive Officer of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1990, including Executive Vice President and Chief Operating Officer from December 1998 to April 2001, Executive Vice President-Technical Operations and Airport Affairs from April 1998 to December 1998 and Senior Vice President-Technical Operations and Airport Affairs from January 1997 to April 1998. From 1994 to 1996, he served as Senior Vice President-Labor Relations, State Affairs and Law, and from 1990 to 1994 he served as Vice President-Deputy General Counsel. Prior to joining Northwest, Mr. Anderson was Staff Vice President and Deputy General Counsel of Continental Airlines. Mr. Anderson serves on the board of directors of Medtronic, Inc.

        Douglas M. Steenland, age 52, has served as President of NWA Corp. and Northwest since April 2001 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including Executive Vice President and

Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

        Bernard L. Han, age 39, has served as Executive Vice President and Chief Financial Officer of the Company since October 2002. Prior to rejoining the Company, Mr. Han served at America West Airlines, Inc. as Executive Vice President and Chief Financial Officer from September 2001 to October 2002, Senior Vice President—Marketing and Planning from May 1998 to September 2001 and Vice President Financial Planning & Analysis from January 1996 to May 1998. Between 1988 and 1995, Mr. Han held various finance and marketing positions at American Airlines and Northwest Airlines.

        J. Timothy Griffin, age 52, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines. Mr. Griffin also serves on the board of directors of Pinnacle Airlines Corp. and Orbitz, Inc.

        Philip C. Haan, age 48, has served as Executive Vice President-International, Sales and Information Services of Northwest since January 1999. From December 1995 to January 1999, he served as Senior Vice President-International Services. Mr. Haan formerly held positions of Vice President-Pricing and Area Marketing, Vice President-Inventory Sales and Systems and Vice President-Revenue Management. Prior to joining Northwest in 1991 he was with American Airlines for nine years.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is quoted on the Nasdaq National Market under the symbol NWAC. The table below shows the high and low sales prices for the Company's common stock during 2003 and 2002:

	2003		2002
Quarter
	High	Low	High	Low
1st	8.67	5.05	20.92	13.56
2nd	11.80	6.30	20.69	10.66
3rd	11.37	7.70	12.24	6.33
4th	15.21	9.56	8.87	4.71

        As of January 30, 2004, there were 3,648 stockholders of record.

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

        The following table summarizes information as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which options, restricted stock units or other rights to acquire shares may be granted in the future.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights. (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation
Plans Approved by Security Holders(1)	3,150,461		$10.09		5,195,811
Equity Compensation
Plans Not Approved by Security Holders(2)	1,919,593	(3)	$18.37	(3)	8,620,932

Total	5,070,054		$13.23	(3)	13,816,743

(1)
Comprised of the Company's 2001 Stock Incentive Plan.

(2)
Comprised of the Company's 1999 Stock Incentive Plan and the 1998 Pilots Stock Option Plan.

(3)
Excludes restricted stock and restricted stock units, which by their nature do not have an exercise price.

        See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options" for additional information regarding the Company's equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2003		2002	2001(1)	2000		1999
	(In millions, except per share data)
Statements of Operations
Operating revenues
Passenger	$7,936		$8,025	$8,417	$9,653		$8,692
Cargo	752		735	720	857		732
Other	822		729	768	730		709

	9,510		9,489	9,905	11,240		10,133
Operating expenses	9,775		10,335	10,773	10,671		9,419

Operating income (loss)	(265)		(846)	(868)	569		714
Operating margin	(2.8)%		(8.9)%	(8.8)%	5.1%		7.0%
Net income (loss)	$248		$(798)	$(423)	$256		$300
Earnings (loss) per common share:
Basic	$2.75		$(9.32)	$(5.03)	$3.09		$3.69
Diluted	$2.74		$(9.32)	$(5.03)	$2.77		$3.26
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$2,757		$2,097	$2,512	$693		$749
Total assets	14,154		13,289	12,975	10,877		10,584
Long-term debt, including current maturities	7,866		6,531	5,051	3,242		3,666
Long-term obligations under capital leases, including current obligations	419		451	586	556		597
Mandatorily redeemable security	—		553	492	558		626
Preferred redeemable stock	236		226	227	232		243
Common stockholders' equity (deficit)	(2,011)		(2,262)	(431)	231		(52)
Operating Statistics(2)
Scheduled service:
Available seat miles (ASM) (millions)	88,593		93,417	98,356	103,356		99,446
Revenue passenger miles (RPM) (millions)	68,476		72,027	73,126	79,128		74,168
Passenger load factor	77.3%		77.1%	74.3%	76.6%		74.6%
Revenue passengers (millions)	51.9		52.7	54.1	58.7		56.1
Passenger revenue per RPM (yield)(3)	11.14	¢	10.76 ¢	11.24 ¢	12.04	¢	11.58	¢
Passenger revenue per scheduled ASM (RASM)(3)	8.61	¢	8.30 ¢	8.36 ¢	9.21	¢	8.64	¢
Total available seat miles (ASM) (millions)	89,158		93,583	98,544	103,517		99,572
Passenger Service operating expense per total ASM(3)(4)	9.87	¢	9.96 ¢	9.95 ¢	9.45	¢	8.73	¢
Cargo ton miles (millions)	2,184		2,221	2,161	2,502		2,336
Cargo revenue per ton mile	34.42	¢	33.08 ¢	33.28 ¢	34.25	¢	31.31	¢
Fuel gallons consumed (millions)	1,752		1,896	2,029	2,113		2,039
Average fuel cost per gallon, excluding taxes	80.68	¢	69.33 ¢	79.26 ¢	82.99	¢	53.55	¢
Number of operating aircraft at year end	430		439	428	424		410
Full-time equivalent employees at year end	39,100		44,323	45,708	53,491		51,823

(1)
2001 was affected by significantly reduced demand for travel resulting from the September 11, 2001 terrorist attacks. The Company recognized $461 million of grant income from the U.S. Government under the Air Transportation Safety and System Stabilization Act, which was recorded as other non-operating income.

(2)
All statistics exclude Pinnacle Airlines, consistent with how the Company reports statistics to the DOT, and is comparable to statistics reported by other major network airlines.

(3)
These financial measures exclude non-passenger service revenues and expenses. The Company believes that by providing financial measures directly related to passenger service operations, investors are able to evaluate and compare the Company's core operating results to those of the industry.

(4)
Pursuant to SEC Regulation S-K, Item 10(e), a reconciliation of passenger service operating expenses to total operating expenses is provided below:

	2003	2002	2001	2000	1999
	(In millions)
Passenger service operating expenses(a)	$8,800	$9,324	$9,803	$9,784	$8,692
747 Freighter operations	497	486	474	466	377
MLT and Pinnacle, net of intercompany eliminations	452	490	464	404	334
(Gain)/loss on assets and NBA transportation	26	35	32	17	16

Operating expenses	$9,775	$10,335	$10,773	$10,671	$9,419

  (a)
  Included in passenger service operating expenses are the following:

	2003		2002		2001		2000		1999
	(In millions)
Aircraft impairments	$21		$366		$161		$125		$22
Curtailment charges	58		16		—		—		—
Severance expenses	20		17		116		—		—
Other	—		36		—		—		(27)

	$99		$435		$277		$125		$(5)

Per Total ASM	0.11	¢	0.46	¢	0.28	¢	0.12	¢	(0.01) ¢

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest. The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries. Substantially all of the Company's results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 98% of the Company's 2003 consolidated operating revenues and expenses. The Company's results of operations also include other subsidiaries, of which MLT and Pinnacle Airlines have been the most significant. The following discussion pertains primarily to Northwest and, where indicated, MLT and Pinnacle Airlines.

        The Company reported net income of $236 million for the year ended December 31, 2003, compared with a net loss of $798 million in 2002. Diluted earnings per share were $2.74 in 2003 compared with a loss per share of $9.32 in 2002. Operating loss was $265 million in 2003 compared with an operating loss of $846 million in 2002. Passenger revenues for the year ended December 31, 2003 decreased by $89 million compared to 2002, continuing their three year trend of decline.

        Full year 2003 results included $801 million of net unusual pre-tax gains. Operating expenses included $99 million of unusual items related to employee severance, a pension curtailment charge and aircraft write-downs. Net unusual non-operating gains totaling $900 million were comprised of a $299 million gain from the initial public offering of 88.6% of the Company's investment in Pinnacle Airlines Corp., $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA, a $199 million gain from the sale of the Company's investment in WorldSpan, a $148 million net gain related to the acquisition of the corporation which held the Company's Mandatorily Redeemable Preferred Security, a $39 million gain from the sale of its investment in Hotwire.com ("Hotwire"), an $11 million gain from the sale of a portion of its investment in Orbitz and a $5 million loss on the Company's debt exchange.

        Full year 2002 results included $464 million in unusual pre-tax charges, principally comprised of $352 million attributable to the accelerated retirement of certain Boeing 747-200 and DC10-30 aircraft, $53 million of costs associated with the closure of several facilities, $32 million related to employee benefit costs and additional asset write-downs, and a $27 million partial write-down of the Company's receivable from the U.S. Government related to the grant under the Airline Stabilization Act. In addition, the 2002 effective tax rate reflected a $15 million provision for tax credits the Company expected to expire unused.

Northwest and the Current Status of the Airline Industry

        The airline industry is intensely competitive. Northwest's competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than Northwest. In most markets that Northwest serves, it competes with at least one of these carriers. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near term survival rather than long term viability.

        Since 2001, the U.S. airline industry overall has suffered a substantial reduction in revenues, both on an absolute basis and relative to historical trends. The Company's annual operating revenue has declined in each of the last three years and its 2003 operating revenue was over $1.7 billion less than it was in 2000. As a result, the Company has incurred significant operating losses, and absent unusual items, its pre-tax losses over that period have totaled nearly $2.2 billion. The Company does not anticipate that the revenue environment will materially improve in 2004. Due to the discretionary nature of business and personal travel spending, U.S. airline revenues are heavily influenced by the strength of the U.S. economy, other regional world economies and corporate profitability. The revenue decline has been due in part to the U.S. economic cycle. However, permanent structural differences in the industry revenue environment have also taken place. These differences are the result of a number of factors.

        The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, driven in large part by lower labor costs, these carriers are able to operate profitably while offering substantially lower fares. By targeting such fares at business passengers in particular, these carriers are shifting demand away from the larger, more established airlines. These low cost carriers now transport more than 25% of all domestic U.S. passengers, compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales, versus less than 20% a decade ago. Moreover, as a result of their better financial performance, low cost carriers have the resources necessary to continue to increase their market share. Industry revenue could be reduced substantially in the event one or more large network carriers decides it is a better long-term strategy to adopt a broad pricing structure similar to those employed by low cost carriers rather than give up additional market share.

        Internet travel Web sites have driven significant distribution cost savings for airlines, but have also allowed consumers to become more efficient at finding lower fare alternatives than in the past by providing them with more powerful pricing information. The increased price consciousness of both business and leisure travelers, as well as the growth in new distribution channels, has further motivated airlines to price aggressively to gain fare and market share advantages. These factors will increase over time as Internet ticket sales increase.

        Airlines are among the most heavily taxed of all U.S. companies. Taxes and fees can add up to approximately 25% of what a passenger pays for an average roundtrip domestic airline ticket, a percentage even greater than that for alcohol and tobacco products. These taxes and fees have grown significantly in the past decade. The Company believes that every dollar of tax or fee increase imposed on airline passengers roughly translates into a dollar of reduced airline revenue.

        The attacks of September 11, 2001 materially impacted air travel and, with concerns about further terrorist attacks unlikely to abate any time soon, continue to have a negative effect on travel demand. Additionally, security procedures introduced at airports since the attacks have increased the inconvenience of flying, both in reality and in perception, and thus have further reduced demand.

        Global events further exacerbated the decline in airline industry revenue in 2003. The war in Iraq and its aftermath and the outbreak of Severe Acute Respiratory Syndrome ("SARS") have materially affected airline bookings and continue to negatively impact air travel, particularly on international routes. Another outbreak of SARS or other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry by reducing revenues and impacting travel behavior, especially on routes to and from certain Asian destinations.

        In response to the industry environment, the Company has taken aggressive steps to mitigate the impact on its results of operations and financial condition resulting from these adverse trends. In the past two years, these steps have included a significant decrease in scheduled capacity on an available seat mile basis, a reduction in work force of over 16,900 full time equivalent positions, deferral of certain aircraft orders, closure of maintenance facilities, flight crew bases, reservations and sales facilities and deferrals and cancellations of discretionary and other non-operationally critical spending. In all, eight rounds of cost savings have been initiated since the U.S. economy began weakening in early 2001, resulting in cost reductions totaling $1.6 billion.

        Despite these and other significant steps to reduce costs, additional measures will be necessary in response to the fundamentally changed industry revenue environment. Wages, salaries and benefits made up 40% of the Company's 2003 operating expenses and will be the critical component of future cost reduction initiatives. The Company is in discussions with its labor unions in an effort to align wages, benefits and work rules with the new revenue environment and to remain competitive with airlines that have achieved permanent labor cost reductions through bankruptcy proceedings (United Airlines, US Airways) or the threat of bankruptcy (American Airlines). The Company cannot predict the outcome of these negotiations at this time.

Results of Operations—2003 Compared to 2002

        Operating Revenues.    Operating revenues increased 0.2% ($21 million). System passenger revenues decreased 1.6% ($124 million), excluding Pinnacle Airlines. The decrease in system passenger revenues was primarily attributable to a 4.9% decrease in traffic partially offset by a 3.5% increase in yields. Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 13.3% ($36 million) to $307 million due to increased capacity from 25 Bombardier CRJ aircraft added in 2003.

        The following analysis by market is based on information reported to the DOT and excludes Pinnacle Airlines:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$7,629		$5,336		$1,421		$872
Increase (Decrease) from 2002:
Passenger revenues (in millions)	(124)		52		(136)		(40)
Percent	(1.6)%		1.0%		(8.7)%		(4.4)%
Scheduled service ASMs (capacity)	(5.2)%		(3.1)%		(6.1)%		(12.2)%
Scheduled service RPMs (traffic)	(4.9)%		(1.3)%		(9.0)%		(11.0)%
Passenger load factor	0.2	pts.	1.3	pts.	(2.5)	pts.	1.2	pts.
Yield	3.5%		2.3%		0.4%		7.4%
Passenger RASM	3.7%		4.1%		(2.8)%		8.9%
  •
  Domestic passenger revenues increased primarily due to slight improvements in yields, partially offset by a small decline in traffic.

  •
  Pacific passenger revenues decreased substantially due to lower traffic. Despite a 6.1% reduction in capacity, largely intended to match lower demand as a result of the Iraq War and the SARS epidemic, the Pacific load factor was down 2.5 percentage points.

  •
  Atlantic passenger revenues decreased due to a significant reduction in traffic caused by the Iraq War, some of which was offset by higher yields.

        Cargo revenues increased 2.3% ($17 million) to $752 million due to a 4.1% increase in yield, partially offset by a 1.7% decline in cargo ton miles. Cargo revenues consist of freight and mail carried on passenger aircraft and the Company's 12 Boeing 747-200F dedicated freighters. Freight revenue increased 5.2% ($34 million) while mail revenue decreased 22.8% ($17 million). In the last half of 2003, the Company decided to stop carrying U.S. domestic mail as lower volumes and yields, partially due to restrictions imposed by the U.S. Government following September 11, 2001, caused this business to become unprofitable.

        Other revenues, the principal components of which are MLT, other transportation fees and charter revenues, increased 12.8% ($93 million). This increase was primarily due to increased revenues from CRAF and other charter activities, frequent flyer partnership revenue, ticketing and handling fees, KLM joint venture settlements, the NBA transportation program and support services revenue.

        Operating Expenses.    Operating expenses decreased 5.4% ($560 million). The following table presents operating expenses for the year ended December 31, 2003 and describes significant variances from the year ended December 31, 2002:

	Year ended December 31, 2003	Increase (Decrease) from 2002	Percent Change	Note
	(in millions)
Operating Expenses
Salaries, wages and benefits	$3,905	$27	0.7%	A
Aircraft fuel and taxes	1,554	115	8.0	B
Selling and marketing	709	(94)	(11.7)	C
Depreciation and amortization	586	(317)	(35.1)	D
Other rentals and landing fees	569	(7)	(1.2)	E
Aircraft rentals	481	21	4.6	F
Aircraft maintenance materials and repairs	474	(102)	(17.7)	G
Other	1,497	(203)	(11.9)	H

Total operating expenses	$9,775	$(560)	(5.4)%

A.
Salaries, wages and benefits increased due to higher pension expenses, including a $58 million pension curtailment charge, annual pay rate increases, $20 million of severance expenses, and contractually required payments to employees represented by the International Association of Machinists and Aerospace Workers and the Transportation Communications Union, partially offset by savings from an 11.8% decrease in average full-time equivalent employees.

B.
Aircraft fuel and taxes were higher due to a 16.4% increase in the average fuel cost per gallon to 80.68 cents, net of hedging transactions, partially offset by 7.6% fewer fuel gallons consumed as a result of reduced capacity and the use of more fuel efficient aircraft. Fuel hedge transactions reduced fuel costs by $105 million in 2003 and $55 million in 2002.

C.
Selling and marketing expenses decreased $94 million, due primarily to the elimination of North American base travel agency commissions, which began to take effect near the end of the second quarter of 2002, lower passenger volumes and lower advertising expenses.

D.
Depreciation and amortization decreased primarily due to $372 million of aircraft and related parts write-downs recorded in 2002, offset slightly by similar charges of $21 million recorded in the second quarter of 2003.

E.
Other rentals and landing fees remained relatively unchanged. Generally higher rates system wide were offset by lower volume.

F.
Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

G.
Aircraft maintenance materials and repairs decreased by $102 million, due primarily to lower material usage from reduced maintenance volume, which resulted from lower fleet utilization and a significant number of new aircraft in the fleet.

H.
Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes, lower passenger liability insurance and lower MLT operating expenses.

        Other Income and Expense.    Other non-operating income increased by $857 million, primarily due to several unusual items: a $299 million gain from the sale of the Company's investment in Pinnacle Airlines Corp.; $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA; a $199 million gain from the sale of the Company's investment in WorldSpan; a $361 million gain related to a write-down of the Company's Mandatorily Redeemable Preferred Security, accompanied by an impairment charge of $213 million related to the property securing this obligation; a $39 million gain from the sale of the Company's investment in Hotwire; and an $11 million gain from the sale of a portion of the Company's investment in Orbitz. The Company also generated a higher return on short-term investments, which partially offset higher interest expense related to increased debt levels.

        Tax Expense (Benefit).    During 2003, the Company recognized a $30 million tax benefit related to losses recorded in the first quarter that fully offset its remaining $30 million net deferred tax liability. Given recent loss experience, current accounting rules do not allow the Company's balance sheet to reflect a net deferred tax asset. Therefore, a valuation allowance is provided against tax benefits, principally for net operating losses in excess of its previously remaining deferred tax liability. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 9—Income Taxes", for additional discussion of the Company's tax accounts.

Results of Operations—2002 Compared to 2001

        Operating Revenues.    Operating revenues decreased 4.2% ($416 million). System passenger revenues decreased 5.7% ($466 million), excluding Pinnacle Airlines. The decrease in system passenger revenues was primarily attributable to a 1.5% decrease in traffic and a 4.3% decline in yields. System passenger load factor increased 2.8 points to 77.1% for the year ended December 31, 2002. Pinnacle Airlines passenger revenues, net of intercompany eliminations, increased 36.9% ($73 million) to $271 million due to increased capacity from 21 Bombardier CRJ aircraft added in 2002 and higher rates under a new airline services agreement with Northwest that was effective March 1, 2002.

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
  •
  Domestic passenger revenues decreased primarily due to a combination of lower yields and traffic.

  •
  Pacific passenger revenues decreased due to lower yields. Traffic was virtually unchanged, resulting in a higher passenger load factor on decreased capacity.

  •
  Atlantic passenger revenues were effectively flat, as slightly improved yields were mostly offset by a small reduction in traffic.

        Cargo revenues increased 2.1% ($15 million) to $735 million due to a 2.8% increase in cargo ton miles partially offset by a 0.6% decline in revenue per ton mile. Cargo revenues consist of freight and mail carried on passenger aircraft and the Company's 12 747-200F dedicated freighters. Freight revenue increased 7.4% ($46 million), including approximately $27 million in the fourth quarter resulting from the west coast dockworkers' lockout. However, this was partially offset by a 29.6% ($31 million) decrease in mail revenue, due largely to lower volumes resulting from U.S. Government restrictions imposed following September 11, 2001 on the transportation of packages larger than 16 ounces on passenger aircraft. Such restrictions were responsible, in part, for Northwest ultimately deciding in the second half of 2003 to discontinue U.S. domestic mail carriage as lower volumes and yields caused this business to become unprofitable.

        Other revenues, the principal components of which are MLT, other transportation fees and charter revenues, decreased 5.1% ($39 million). This decline was primarily due to reduced revenues from MLT, KLM joint venture settlements, ticketing and handling fees and support services, partially offset by an increase in frequent flyer program partnership revenue.

        Operating Expenses.    Operating expenses decreased 4.1% ($438 million). The following table presents operating expenses for the year ended December 31, 2002 and describes significant variances from the year ending December 31, 2001:

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

A.
Salaries, wages and benefits decreased primarily due to 10.6% fewer full-time equivalent employees and $89 million for retroactive wages and benefits related to the 2001 AMFA collective bargaining agreement. This decline was partially offset by higher average wage rates, pension, group insurance, and other post employment benefit expenses. Pension expenses increased largely due to a lower actuarial discount rate, a decline in pension asset returns and increased benefits from the 2001 AMFA contract.

B.
Aircraft fuel and taxes were lower due to a 12.5% decrease in the average fuel cost per gallon to 69.33 cents, net of hedging transactions, and 6.6% fewer fuel gallons consumed as a result of reduced capacity and the use of more fuel efficient aircraft. Fuel hedge transactions reduced fuel costs by $55 million in 2002 and had an immaterial effect in 2001.

C.
Depreciation and amortization increased primarily due to $372 million of aircraft and related parts write-downs recorded in 2002, offset by similar charges of $161 million recorded in the third and fourth quarters of 2001. The increase in depreciation and amortization was partially offset by the elimination of $24 million per year from international route and goodwill amortization recorded prior to 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies", for additional discussion of the fleet disposition charges and international routes and goodwill no longer being amortized.

D.
Selling and marketing decreased $109 million due primarily to the elimination of North American base commissions in the second quarter of 2002 and $40 million due to lower revenues system-wide.

E.
Aircraft maintenance materials and repairs decreased due to lower repair volume in 2002, which resulted from retirements and removal from service of older aircraft, as well as a higher level of scheduled work within the routine engine and airframe maintenance cycle in 2001.

F.
Other rentals and landing fees increased primarily due to the new Detroit Midfield facility, as well as higher rates across the system due to unfunded TSA mandates.

G.
Aircraft rentals increased due to additional leased aircraft, partially offset by lower variable interest rates on existing leases.

H.
Other expenses (the principal components of which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower personnel, supplies and claims expenses and reduced levels of passenger food service, partially offset by significantly higher insurance costs.

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

        Tax Expense (Benefit).    The tax benefit recorded in 2002 includes a provision of $15 million for tax credits that are expected to expire unused. The Company's net deferred tax liability declined from $843 million at December 31, 2001 to $30 million at December 31, 2002, primarily due to the increase in deferred tax assets relating to the Company's pension plans and the Company's 2002 losses. Given the Company's recent loss experience, current accounting rules do not allow its balance sheet to reflect a net tax asset position. As a result, when losses after December 31, 2002 generated deferred tax assets that fully offset the Company's then existing deferred tax liabilities, no tax benefit could be recognized with respect to further losses. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 9—Income Taxes", for additional discussion of the Company's tax accounts.

Liquidity and Capital Resources

        As of December 31, 2003, the Company had cash, cash equivalents and short-term investments of $2.883 billion. This amount included $126 million of restricted short-term investments, resulting in total unrestricted liquidity of $2.757 billion. As discussed later, the Company's secured credit facilities were fully drawn as of December 31, 2002 and had approximately $1 million available as of December 31, 2003.

        Cash Flows.    Liquidity increased by $660 million as of December 31, 2003, due primarily to $209 million security fee reimbursements received from the U.S. Government under the Emergency Wartime Supplemental Appropriations Act, a $218 million income tax refund, cash proceeds of $278 million from the sale of WorldSpan and the issuances of $150 million and $225 million of senior convertible notes, partially offset by $158 million in cash contributions to the pension plans, capital expenditures, net of financings, and other investing and financing activities.

        Operating Activities.    Cash provided by operating activities was $375 million in 2003 compared to cash used by operating activities of $284 million in 2002. This increase of $659 million was largely due to the $209 million of Emergency Wartime Supplemental Appropriations Act funds received in May 2003, net income tax receipts $93 million higher in 2003 than 2002 and the payment in

January 2002 of $216 million of aviation taxes originally due between September 11, 2001 and January 15, 2002.

        The Company operates, like its competitors, with negative working capital, which totaled $297 million at December 31, 2003. This negative working capital position is primarily attributable to the Company's $1.27 billion air traffic liability, largely representing cash received from tickets that customers have not yet used.

        Investing Activities.    Investing activities consist primarily of the purchase of short-term investments, aircraft capital expenditures and other related costs. Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

        Investing activities related to the acquisitions of aircraft consisted of the following for years ended December 31:

	2003	2002	2001
Airbus A319	14	24	13
Airbus A320	2	2	4
Airbus A330	5	—	—
Boeing 747-400	—	2	—
Boeing 757-200	—	3	5
Boeing 757-300	9	7	—

	30	38	22

        Investing activities in 2003, other than aircraft purchases and short-term investments, include proceeds of $278 million from the sale of the Company's interest in WorldSpan, $255 million from the sale of 88.6% of the Company's interest in Pinnacle Airlines Corp., $40 million from the sale of the Company's interest in Hotwire and $13 million from the sale of a portion of its investment in Orbitz. Investing activities in 2002, other than aircraft purchases, include facilities and aircraft modification programs. Investing activities in 2001, other than aircraft purchases, include $582 million in proceeds from the sale of the Company's investment in Continental. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 13—Related Party Transactions", for additional discussion of the Company's investment in Continental.

        Financing Activities.    Financing activities in 2003 consist primarily of the issuance of $150 million of 6.625% convertible senior notes due in 2023, the issuance of $225 million of 7.625% convertible senior notes due in 2023, the payment of debt and capital lease obligations, and the financing of: (i) 11 Airbus A319, four Boeing 757-300 and three Airbus A330-300 aircraft with escrowed funds from an offering of pass-through trust certificates completed in 2002; and (ii) two Boeing 757-300, one Airbus A330-300, one Airbus A320 and one Airbus A319 aircraft with long-term debt.

        In addition to the financed aircraft discussed above, the Company also took delivery of one Airbus A330-300, one Airbus A320, one Airbus A319, three Boeing 757-300 aircraft and 25 Bombardier CRJ200/440 regional jets during the twelve months ended December 31, 2003. The Airbus A300-300, A320 and A319 aircraft and the three Boeing 757-300 aircraft were acquired through non-cash transactions with manufacturers. The Bombardier CRJ aircraft were acquired and financed with long-term operating leases and subleased to Pinnacle Airlines.

        On December 9, 2003, Northwest completed an offer to exchange outstanding unsecured notes ("Old Notes") due in 2004, 2005 and 2006, with interest rates ranging from 7.625% to 8.875%, for new 10.5% class D pass-through trust certificates ("Class D Certificates") representing a fractional undivided interest in the assets of a pass-through trust. The trust's assets consist of interests in

$551.8 million principal amount of notes primarily secured by aircraft financed under five series of Northwest pass-through certificates previously issued. Holders tendered approximately $59 million of Old Notes for $64 million of Class D Certificates.

        The exchange was accounted for as an extinguishment of debt under generally accepted accounting principles, with the Company recording an associated loss because the cash flows of the new debt instrument are greater than 110 percent of the original instruments' remaining cash flows. The loss recognized in the Consolidated Statements of Operations due to this exchange offer approximated $5 million.

        During 2003, NWA Corp. completed two offerings of $375 million aggregate principle amount of convertible senior notes, both due in 2023. These notes were issued to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933. The first issuance of notes in May was for an aggregate principal amount of $150 million and bears interest at 6.625% (the "6.625% Notes"), which is payable in cash semi-annually through May 15, 2010. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity. The second issuance of notes in November was for an aggregate principal amount of $225 million and bears interest at 7.625% (the "7.625% Notes"), which is payable in cash semi-annually through November 15, 2008. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 7.625% per year to maturity. Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock. The 6.625% Notes and the 7.625% Notes were issued with conversion rates of 61.8047 and 43.6681 shares per $1,000 original principal amount of notes, respectively. These conversion rates equate to an initial conversion price of approximately $16.18 and $22.90 per share for the 6.625% Notes and the 7.625% Notes, respectively, subject to adjustment in certain circumstances. Both issuances of notes are guaranteed by Northwest.

        Holders of the notes may convert their notes only if: (i) NWA Corp.'s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur. NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions. Should holders elect to require NWA Corp. to redeem the notes on any of the repurchase dates, it is the Company's present intention to satisfy the requirement in cash. NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010 for the 6.625% Notes and on or after November 15, 2006 for the 7.625% Notes, at a redemption price in each case equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.

        Holders of the 6.625% Notes may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. Holders of the 7.625% Notes may require NWA Corp. to repurchase the notes on November 15, 2008, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. In conjunction with the issuance of the 7.625% Notes, NWA Corp. entered into a call spread option transaction that was designed to limit the Company's exposure to potential dilution from conversion of the 7.625% Notes in the event that the market price per share of NWA Corp.'s common stock at the time of exercise is greater than the strike price of $22.90. This call spread option will be treated as an equity transaction under the Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. NWA Corp. plans to use the net proceeds from the offerings for working capital and general corporate purposes.

        Financing activities in 2002 consisted primarily of the issuance of $300 million of 9.875% unsecured notes due in 2007, the payment of debt and capital lease obligations, and the financing of: (i) 18 Airbus A319, one Boeing 747-400, two Airbus A320 and three Boeing 757-300 aircraft with escrowed funds from offerings of pass-through trust certificates completed in 2001; (ii) two Boeing 757-300 aircraft with escrowed funds from an offering of pass-through trust certificates completed in 2002; (iii) three Boeing 757-200, two Boeing 757-300 and six Airbus A319 aircraft with long-term bank debt; (iv) one Boeing 747-400 aircraft under a sale and leaseback; and the refinancing of three Boeing 747-400 aircraft purchased off capital lease.

        In August 2002, Northwest completed an offering of $749 million of pass-through trust certificates to finance or refinance the acquisition of 11 new Airbus A319, six new Boeing 757-300 and three new Airbus A330-300 aircraft that were delivered between October 2002 and December 2003. The pre-funded portion of cash proceeds from the offerings of certificates were invested and held in escrow with a depositary bank. Such funds were not assets or direct obligations of, or guaranteed by, Northwest and are therefore not included in the Consolidated Financial Statements. As aircraft were delivered or refinanced, Northwest utilized the cash proceeds to finance the acquisition of these aircraft as secured debt financing for ownership. As of December 31, 2003, there were no unused offering proceeds held in escrow.

        Financing activities in 2001 consisted primarily of the Company's borrowing in March and subsequent repayment in May of $1.10 billion under its revolving credit facilities, the borrowing on September 11, 2001, of $1.12 billion under its revolving credit facilities, of which $150 million was repaid in October 2001 as scheduled, the issuance of $300 million of 8.875% unsecured notes due 2006, $120 million received under airport facility revenue bonds and payment of debt and capital lease obligations. Financing activities also included the receipt of $678 million in financing for: (i) 13 Airbus A319 aircraft, seven of which were financed with funds from pass-through trust certificates and six with long-term bank debt; (ii) five Boeing 757-200 aircraft financed with long-term bank debt; and (iii) four Airbus A320 aircraft, three of which were financed with funds from pass-through trust certificates and one with long-term bank debt.

        In June 2001, the Company completed an offering of $581 million of pass-through certificates at a blended fixed coupon rate of 7.18%. Proceeds from sales of the certificates were used to finance the acquisition of 14 aircraft consisting of nine new Airbus A319 aircraft, three new Boeing 757-300 aircraft and two new Boeing 747-400 aircraft delivered between March and December 2002. In July 2001, the Company completed an offering of $396 million of European pass-through certificates due in 2013 at a blended floating rate of three-month London Interbank Offered Rate ("LIBOR") plus 0.60% (1.77% as of December 31, 2003) to finance the acquisition of nine new Airbus A319 aircraft and five new Airbus A320 aircraft delivered between November 2001 and July 2002.

        Contractual Obligations.    The following table summarizes the Company's commitments to make long-term debt and lease payments, aircraft purchases and certain other obligations for the years ending December 31:

	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt(1)	$668	$1,488	$781	$732	$515	$3,682	$7,866
Capital leases(2)	64	40	29	33	28	225	419
Operating leases:(3)
Aircraft	608	595	602	605	567	4,521	7,498
Non-aircraft	163	157	145	135	122	1,292	2,014
Aircraft commitments(4)	1,600	746	567	206	190	—	3,309
Other purchase obligations(5)	29	22	21	13	13	33	131

Total(6)	$3,132	$3,048	$2,145	$1,724	$1,435	$9,753	$21,237

(1)
Amounts represent principal payments only. The amount due in 2005 includes $962 million of principal outstanding on the Company's bank revolving credit facilities. See "Item 8. Consolidated

  Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings", for additional information related to interest rates on these amounts.

(2)
Amounts represent principal payments only. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases", for information related to interest on these amounts.

(3)
Amounts represent minimum lease payments with initial or remaining terms of more than one year and exclude related sublease rental income. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases", for information related to these amounts.

(4)
Amounts represent contractual commitments for firm-order aircraft only and are net of previously paid purchase deposits. The Company has firm financing commitments in place for all of the firm order aircraft from manufacturers. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 10—Commitments", for a discussion of these purchase commitments.

(5)
Amounts represent non-cancelable commitments to purchase goods and services, including such items as software communications and information technology support. In addition to the contractual cash obligations and commitments included in the table above, the Company will in the ordinary course spend significant amounts of cash to operate its business. For example, the Company will pay wages as required under its various collective bargaining agreements and will be obligated to make contributions to the pension plans benefiting its employees (as discussed below); the Company will purchase capacity from its regional airline affiliates (in return for which Northwest generally retains all revenues from tickets sold in respect of that purchased capacity), and the Company will pay, among other items, credit card processing fees, Computer Reservation System fees and outside services related to engine and airframe maintenance. While these and other expenditures may be covered by legally binding agreements, the actual payment amounts will depend on volume and other factors that cannot be predicted with any degree of certainty, and accordingly they are not included in the table.

(6)
Purchase orders made in the ordinary course of business are excluded from the table. Any amounts for which the Company is liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities. The above table also excludes $236 million in respect of the Series C Preferred Stock. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 6—Redeemable Preferred and Common Stock", for additional discussion of the Company's obligations related to the Series C Preferred Stock.

        Off-Balance Sheet Arrangements.    The Securities and Exchange Commission ("SEC") requires registrants to disclose "off-balance sheet arrangements". As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which a company 1) has made guarantees, 2) has a retained or a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development services with the Company.

        The Company has examined its contractual obligation structures potentially impacted by this disclosure requirement and has concluded that no arrangements of the types described in the first three categories exist that the Company believes may have a material current or future effect on its financial condition, liquidity or results of operations.

        The Company has obligations arising out of variable interests in unconsolidated entities. The Company has adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46 as of July 1, 2003 for certain variable interests based on the current guidance provided by the FASB. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies", for additional discussion of these variable interest arrangements.

        Pension Funding Obligations.    The Company also has noncontributory pension plans covering its pilots, other contract employees and salaried employees. Funding obligations under these plans are governed by ERISA. As of December 31, 2003, the Company's pension plans were underfunded by $3.75 billion, as calculated in accordance with SFAS No. 87, Employers' Accounting for Pensions. Absent asset returns exceeding plan assumptions, the Company will have to satisfy the underfunded amounts of its plans through cash contributions over time. The timing and amount of funding requirements depend upon a number of factors, including interest rates, asset returns, potential changes in pension legislation, the Company's decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions and changes to pension plan benefits. Among other effects, those factors may result in contributions for a particular plan year being made across multiple calendar years.

        On November 5, 2002, the Company submitted an application to the IRS for authorization to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees. In 2003, the IRS approved the application, subject to the Company's satisfaction of certain conditions imposed by the Pension Benefit Guaranty Corporation ("PBGC"), which the Company satisfied by granting the plans liens on certain assets of the Company (certain domestic slots, international routes, aircraft and engines). As a result, the value of the Company's remaining unencumbered assets is not material.

        In November 2002, the Company submitted an application to the DOL to permit it to contribute common stock of Pinnacle Airlines Corp. to the pension plans in lieu of making certain required contributions in cash. In 2003, the DOL granted the Company's application for a prohibited transaction exemption. In 2003, pursuant to the exemption, the Company contributed approximately 6.3 million shares, or 42.0%, of Pinnacle Airlines Corp. common stock to the contract and salaried plans to satisfy approximately $163 million scheduled funding requirements for the 2002 plan year. The Company also contributed $60 million in cash to satisfy its remaining 2002 plan year scheduled funding requirements. Pursuant to an agreement with ALPA, the Company also made a voluntary contribution of $190 million to the pilots' pension plan, consisting of approximately 7.0 million shares, or 46.6%, of Pinnacle Airlines Corp. common stock. This voluntary contribution eliminated further ERISA required contributions to the pilots' plan until 2005. On November 24, 2003 the Pinnacles Airlines Corp. shares held by the plans were sold in an IPO. The offering generated $255 million in proceeds, requiring the Company to contribute an additional $98 million to the plans to make up the difference between the original valuations of the shares at the time of their contribution and the net IPO proceeds.

        The Company's calendar year 2004 cash pension contributions are dependent on several factors. On December 23, 2003, the Company asked the IRS for permission to reschedule some of its plan year 2004 pension contributions, which includes amounts due in both 2004 and 2005, for the contract and salaried employees' pension plans. Separately, the U.S. Congress has under consideration certain legislative relief that could reduce 2004 contributions by increasing the discount rate used to determine funding, changing the current requirements for deficit reduction contributions, or both. Prior legislation increased the discount rate used by companies to determine funding requirements for the past two years. On that basis, expected contributions to the Company's qualified pension plans in 2004 approximates $350 million. However, approval of the Company's application to reschedule contributions and/or additional legislative relief could reduce its pension funding requirements for these plans to between $100 million and $350 million for the year. Should the Company's request to reschedule contributions not be approved by the IRS and Congress provides no legislative relief, its qualified plan funding obligations in calendar year 2004 would approximate $515 million.

        Credit Ratings.    At December 31, 2003, the Company's Standard & Poor's corporate credit rating and its senior unsecured credit rating were B+ and B-, respectively; its Moody's Investor Services senior implied rating and senior unsecured rating were B2 and Caa1, respectively; and its Fitch Ratings senior unsecured credit rating was B. The lowering of the Company's credit ratings could make it more difficult to issue debt, including the ability to utilize certain financing commitments related to future aircraft deliveries, to renew outstanding letters of credit that back certain obligations and to obtain financial instruments used in its fuel and currency hedging. It could also increase the cost of these transactions. For information regarding the impact from the lowering of the credit rating on the Company's secured credit facility on April 10, 2003, see the related discussion below as well as "Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings".

        Secured Credit Facilities.    The Company's secured credit facilities at December 31, 2003, consisted of a $725 million revolving credit facility ($12 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2004 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. Borrowings under the credit agreement are secured by the Company's Pacific route system and certain aircraft. On March 28, 2003, Standard & Poor's downgraded the rating on the Company's secured credit facilities to B+ from BB-. On April 10, 2003, Moody's downgraded the rating on the Company's secured credit facilities to B1 from Ba3. With the change in credit rating and the measurement of certain collateral tests required under the Company's credit facilities, the interest rate applicable to borrowings under these secured credit facilities increased by 75 basis points. Borrowings under both revolving credit facilities bear interest at a variable rate equal to the three-month LIBOR plus 3.25% (4.37% at January 20, 2004). The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, to maintain at least a one-to-one ratio of earnings (adjusted to exclude the effects of interest, taxes, depreciation, amortization and aircraft rents) to fixed charges (comprising interest expense and aircraft rents). If the Company fails to meet this fixed charges coverage ratio, borrowings under the credit facility could be accelerated by the banks. While the Company currently believes that it will satisfy this requirement, compliance with the covenant depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company's control. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings", for additional discussion of these credit facilities.

        Unsecured Debt Issued in January 2004.    In January 2004, Northwest completed an offering of $300 million of unsecured notes due 2009. The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity. Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%. Proceeds from the sale of the notes will be used for working capital and general corporate purposes. The notes are guaranteed by NWA Corp.

        Shelf Registration Statement.    As of December 31, 2003, the Company had an effective shelf registration statement for the issuance of $3.0 billion of unsecured debt and pass-through certificates. The $300 million unsecured debt issuance in January 2004 reduced this amount to $2.7 billion.

        Receivables Financings.    In January 2002, through NWA Funding LLC, the Company fully repaid $61 million outstanding under a receivables purchase agreement. Such repayment was required upon the occurrence of certain events, including exceeding a threshold of passenger refunds as a percentage of sales and the lowering of the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001.

        In June 2002, a second Receivables Purchase Agreement was executed by Northwest, NWA Funding II, LLC ("NWFII"), a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers ("Purchasers"). The agreement was a 364-day, $100 million maximum revolving receivables purchase facility, renewable annually for five years at the option of the Purchasers, that allowed NWFII to sell variable undivided interests in accounts receivable acquired from Northwest to the Purchasers. NWFII paid a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee. The Receivables Purchase Agreement terminated in July 2003. The Purchasers then collected $65 million on outstanding receivables. Due to seasonal fluctuations in accounts receivable sold under the agreement, the Company estimates that termination of the program reduced its cash balance at December 31, 2003 by approximately $50 million.

Critical Accounting Estimates

        The discussion and analysis of the Company's financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially reflect materially different results under different assumptions and conditions. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies", for additional discussion of the application of these estimates and other accounting policies. The Company's management discussed the development of the estimates and disclosures related to each of these matters with the audit committee of the Company's board of directors.

        Asset Valuation and Impairments.    The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company's Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, such changes could impact the Consolidated Financial Statements.

        In June 2003, the Company recorded an aircraft impairment of $21 million as additional depreciation expense, primarily for Boeing 727-200 aircraft used in charter operations. In December 2003, the Company recorded an impairment charge of $213 million as other expense, which related to foreign real property that then secured certain debt obligations of the Company.

        In December 2002, the Company revised its fleet plan, accelerating the retirement of 13 DC10-30 and nine Boeing 747-200 aircraft by an average of five and six years, respectively. The Company recorded impairment charges of $352 million associated with these aircraft, engines and related inventory as a result of the retirement acceleration. The Company's 2003 operating results were also impacted by an estimated $20 million of additional depreciation expense related to these aircraft, reflecting the combined effect of the reduced average lives, a decrease in net book values and lower salvage values. If the current fair market values and salvage values of the impaired aircraft were decreased by 10%, the aircraft impairment charge would have increased by $17 million and the 2003 depreciation expense would have decreased by $7 million. See "Item 8. Consolidated Financial

Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies", for additional discussion of impairment of long-lived assets.

        Pension Liability and Expense.    The Company has several noncontributory pension plans covering substantially all of its employees. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis that includes estimates relating to expected return on plan assets, discount rate and employee compensation. Benefits associated with these plans are based primarily on years of service and, in some cases, employee compensation. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 12—Pension and Other Postretirement Health Care Benefits", for additional discussion of actuarial assumptions used in determining pension liability and expense.

        A significant element in determining the Company's pension expense is the expected return on plan assets, which is based in part on historical results for similar allocations among asset classes. The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.

        At December 31, 2002, the Company changed its assumed expected long-term rate of return on plan assets from 10.5% to 9.5%, which remained in place as of December 31, 2003. In developing the expected long-term rate of return assumption, the Company examines projected returns by asset category with its pension investment advisors. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices, with minor adjustments to account for the value of active management the funds have provided historically. The Company's expected long-term rate of return on plan assets is based on a target asset allocation of 45% U.S. equities, 25% international equities, 15% long duration fixed income securities, 10% private market securities and 5% high yield fixed-income securities. This target asset allocation yields an expected weighted average return slightly in excess of 9.5% on an annual basis. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 12—Pension and Other Postretirement Health Care Benefits", for further information on the Company's investment policy for its defined benefit plans and actual investment mix by asset category as of December 31, 2003. The actual asset allocation is reviewed regularly and is periodically rebalanced to the targeted allocation.

        The plan assets earned a rate of return substantially less than 9.5% in each of 2000, 2001 and 2002, but exceeded that rate in 2003, earning 28.2%. For the nine year period 1995 - 2003 in which the current asset allocation policy has been in place, the plan assets have generated annualized returns of 11.7%. Depending on future rates of return, the Company's average long-term historical rate of return may decline and could, in turn, cause the expected return on plan assets to be adjusted downward. If such adjustments become necessary, future pension expense would increase.

        Plan assets for the Company's pension plans are managed by external investment management organizations. These advisors are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

        The Company also determines the discount rate used to measure plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plans that hold high, investment grade ratings by recognized ratings agencies. By applying this methodology, the Company determined a discount rate of 6.25% to be appropriate at December 31, 2003, which is a reduction of 0.50% from the rate used at December 31, 2002.

        For the year ended December 31, 2003, accounting for the changes related to the Company's pension plans resulted in a net increase to accumulated other comprehensive income of $19 million on a pre-tax basis. The positive impact on accumulated other comprehensive income was principally due to a 30.2% increase in the fair value of the plan assets, offset by a 12.0% rise in benefit obligations that was principally driven by the decrease in the discount rate to 6.25%. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.50% would have changed accumulated other comprehensive income by $480 million on a pre-tax basis.

        For pension plans sponsored by the Company in which benefits depend, in part, on the future level of wages, the projected rate of future compensation increases is an important assumption that affects the amount of periodic pension expense recognized. The Company's expectations regarding future wage increases are based on several factors, including historical trends, contractual obligations under collective bargaining agreements, and prevailing market forces. As of December 31, 2003, the weighted average rate of future compensation increases assumed for the affected plans was 1.93% annually, which compares with 3.60% and 3.90% at December 31, 2002 and 2001, respectively. These changes are reflective of significant downward wage pressures in the U.S. airline industry resulting from the continued expansion of low cost carriers, which derive a large part of their cost advantage from lower labor rates, and significant wage savings achieved at several of the Company's major competitors during the past year.

        For the year ended December 31, 2003, the Company recognized consolidated pre-tax pension expense of $491 million, up from $309 million in 2002. The amount for 2003 included $58 million related to a curtailment charge in the contract plan due to workforce reductions. Pension expense is expected to approximate $446 million in 2004. Holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.5% would decrease/increase pension expense by approximately $27 million in 2004. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25% would decrease/increase pension expense by approximately $30 million in 2004. Holding all other factors constant, reducing the rate of future wage increases from 3.60% to 1.93% will decrease 2004 pension expense by approximately $54 million.

        Revenue Recognition.    Passenger ticket proceeds are recorded in the air traffic liability account at the time of sale and represent an obligation of the Company to provide air travel in the future. Revenue is recognized, and the air traffic liability is reduced, as passengers use these tickets for transportation. The Company performs monthly evaluations of this estimated liability and recognizes any adjustments in passenger revenues for that period. These adjustments relate primarily to ticket usage patterns, refunds, exchanges, inter-airline transactions, and other travel obligations for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. While these factors generally follow predictable patterns that provide a reliable basis for estimating the air traffic liability, and the Company uses historical trends and averages in its estimates, significant changes in business conditions and/or passenger behavior that affect these estimates could have a significant impact on the Consolidated Financial Statements.

        Frequent Flyer Accounting.    The Company utilizes a number of estimates in accounting for its WorldPerks frequent flyer program. The Company accounts for the frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards expected to be redeemed. Customers are expected to redeem their mileage, and a liability is recorded, when their accounts accumulate the minimum number of miles needed to obtain one flight award. Additional assumptions are made, based on past general customer behavior, regarding the likelihood of customers using the miles for first-class upgrades or other premiums instead of flight awards, as well as the likelihood of customers never redeeming the miles. Estimated incremental costs are based on the system average cost per passenger for food and beverage, fuel, insurance, security, miscellaneous claims and WorldPerks distribution and administration expenses. If the average incremental cost of outstanding awards were increased or decreased by 10%, the liability for the estimated incremental cost of flight awards expected to be redeemed would change by $12 million.

        The number of estimated travel awards outstanding at December 31, 2003, 2002 and 2001 was approximately 7,180,000, 7,805,000 and 8,320,000, respectively. The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award. Northwest recorded a liability for these estimated awards of $119 million, $127 million and $132 million at December 31, 2003, 2002 and 2001, respectively. The number of travel awards used for travel on Northwest during the years ended December 31, 2003, 2002 and 2001 was approximately 1,408,000, 1,459,000 and 1,398,000, respectively. These awards represented an estimated 7.5%, 7.8% and 7.5% of Northwest's total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company's ability to manage frequent flyer inventory through seat allocations. In June 2002, the minimum program award miles was changed from 20,000 to 25,000 miles, which is primarily responsible for the decline in the number of estimated awards outstanding and the recorded liability since 2001.

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

        Intangible Assets.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS No. 142 as of January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill. During the fourth quarter of 2002, the Company completed its impairment test of goodwill and found the fair value to be in excess of the carrying value. During the first quarter of 2003, an independent third party appraisal was conducted for the Company's annual impairment test of its international routes and found the fair value to be in excess of the carrying value.

        The Company's indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive "fifth freedom" rights between Japan and India, the South Pacific and other Asian destinations. "Fifth freedom" rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan and beyond from its U.S. hub airports indefinitely. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. The Company's carrying value of international route authorities was $634 million at December 31, 2003. Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes. If the life is then determined to be finite, the Company would begin amortizing the asset.

        Stock Based Compensation.    As of December 31, 2003, the Company has stock option plans for officers and key employees of the Company. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options", for additional discussion of stock options. The Company historically accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Prior to January 1, 2003, no stock-based employee compensation expense related to options were reflected in the Consolidated Statements of Operations, as all options granted in 2002 or before have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

        Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123 and accounts for this change in accounting principle using the "prospective method" as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. The Company also adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, and the related disclosures are included in "Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options".

        On January 14, 2003, the Company completed an option exchange program, pursuant to which officers of the Company were able to exchange their stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low price of the Company's common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their stock options for phantom units (instruments settled in cash at the time of vesting) at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past.

        On June 27, 2003, the Company completed an option exchange program for its pilots holding stock options or stock appreciation rights ("SARs") granted pursuant to the 1998 Pilots Stock Option Plan. This exchange program was adopted as part of a Letter of Agreement with ALPA to obtain approval of the Delta codeshare agreement from ALPA. Pilot participants were able to exchange all of their outstanding stock options or SARs for a designated number of replacement options or replacement SARs, respectively. Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were exchanged only for newly issued options). The exercise price of the new awards is the average of the high and low sales prices of the Company's common stock on the award date of July 31, 2003, or $9.185 per share. Compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies" and "Note 7—Stock Options", for additional discussion of these stock option exchange programs.

Recent Accounting Pronouncements

        In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires disclosures in addition to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the provisions of the revised SFAS No. 132 as of December 31, 2003, and has included the required disclosures in the footnotes to the Consolidated Financial Statements.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006. The Act also provides for the government to pay a special subsidy equal to 28% of a retiree's covered prescription drug expenses between $250 and $5,000 (adjusted annually for the percentage increase in Medicare per capita prescription drug costs) to employers who sponsor retiree prescription drug plans. In accordance with FASB Staff Position 106-1, the Company has elected to defer including the effects of the Act in any measures of accumulated postretirement benefit obligations and net periodic postretirement benefit costs reflected in the Consolidated Financial Statements and accompanying notes. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires companies to determine whether a financing or other arrangement constitutes a "variable interest entity". If a company concludes that such an arrangement is a variable interest entity, the company must then evaluate whether it is the primary beneficiary. The primary beneficiary of a variable interest entity is required to consolidate the entity for financial statement purposes. Variable interest entities are those that: 1) have insufficient equity investment at risk to finance their activities without additional subordinated support or 2) lack essential characteristics of a controlling financial interest including, among others, the obligation to absorb expected losses, or the right to receive expected residual returns, of the entity. The primary beneficiary is the enterprise that is obligated to absorb the expected losses or has a right to receive the expected residual returns. FIN 46 was effective immediately for variable interest entities created, or in which the Company obtains an interest, after January 31, 2003. For all variable interest entities created on or before January 31, 2003, the FASB delayed the initial effective date of the provisions until the quarter ending December 31, 2003, but encouraged early adoption. The Company has adopted the provisions of FIN 46 as of July 1, 2003 for all variable interests based on then existing guidance provided by the FASB.

        The Company formerly consolidated a financing entity (as described in Note 5—Mandatorily Redeemable Security) that issued a preferred security previously classified on the Company's consolidated financial statements as Mandatorily Redeemable Preferred Security of Subsidiary Which Holds Solely Non-Recourse Obligation of Company ("MRPS"). This subsidiary is a variable interest entity under the provisions of FIN 46, but the Company is not the primary beneficiary. Accordingly, as of July 1, 2003, the Company no longer consolidated the subsidiary but an amount equal to the MRPS ($553 million as of December 31, 2002), representing the Company's non-recourse obligation to the subsidiary, was recorded as Mandatorily Redeemable Security in the liability section of the Company's consolidated balance sheets. As a result of the Company purchasing the entity that holds the MRPS during the December 2003 quarter, the MRPS is no longer a liability on the consolidated balance sheets.

        The Company has examined its other financing arrangements potentially impacted by the provisions of FIN 46 and has concluded that no additional arrangements of a material nature require consolidation. In its report on Form 10-Q for the quarter ended June 30, 2003, the Company described its preliminary conclusions regarding four aircraft leases that have historically been accounted for as operating leases for book purposes but as a loan for tax purposes. Based on an examination of the provisions of FIN 46 at that time, the Company reported that it would begin accounting for these leases as capital leases for book purposes and record a cumulative effect charge associated with this change in the quarter ending September 30, 2003. Subsequent interpretive guidance by the FASB resulted in a determination by the Company that the lessor is not a variable interest entity under the provisions of FIN 46. Therefore, the Company will not consolidate these aircraft leases and will continue to account for them as operating leases.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments and specifies that some financing arrangements with characteristics of both liabilities and equity must be classified as liabilities. Among the requirements of SFAS 150 is that all "Mandatorily Redeemable" securities be classified as liabilities. In the absence of applying FIN 46, this would have resulted in the Company reclassifying the Mandatorily Redeemable Security described above to a liability. Given the effects of FIN 46, however, the equivalent result already applied. The Company adopted SFAS 150 on July 1, 2003 and anticipates that this standard will have no other material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities. SFAS No. 146 requires that a liability for a cost associated with exit or disposal activities be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. This new statement changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and to provide additional disclosures about each guarantee, or each group of similar guarantees. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002, and adopted the initial recognition and measurement provisions for all guarantees issued or modified after December 31, 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 11—Contingencies", for the Company's disclosures concerning its guarantor obligations.

Other Information

        Labor Agreements.    Approximately 90% of the Company's employees are members of collective bargaining units. The Company has entered into mediation with the International Association of Machinists and Aerospace Workers under the supervision of the National Mediation Board. The Company has also commenced RLA negotiations with the Air Line Pilots Association and is in discussion with the rest of its labor unions in an effort to align wages, benefits and work rules with the industry's new revenue environment and to remain competitive with other airlines achieving permanent cost reductions through bankruptcy proceedings or the threat of bankruptcy proceedings.

        In June 2003, the Company's flight attendants authorized the PFAA to be their collective bargaining representative. Results of the election were subsequently certified by the National Mediation Board. The Company's collective bargaining agreement with the flight attendants now represented by PFAA becomes amendable May 30, 2005.

        The Company's collective bargaining agreement with the IAM, representing Agents, Clerks, Equipment Service Employees and Stock Clerks, became amendable on February 25, 2003. Pursuant to the RLA, these agreements remain in effect while the Company and the IAM pursue agreements on new contracts. The Company and the IAM have entered into mediation under the supervision of the National Mediation Board as the parties seek agreement on a new contract. Since the parties did not reach tentative agreements by October 25, 2003, IAM represented employees received a one time lump sum payment equal to 2% of W-2 earnings over the prior 14 months, which approximated $20 million. On July 23, 2003, the Company and ALPA commenced negotiations on a new contract. These negotiations are on going.

        Facilities Consolidation.    In January 2004, the Company closed one of its city ticket offices and announced in February 2004 that it will be closing all of its remaining city ticket offices in North America by March 2004. The 76 employees affected by the closures will be able to transfer to one of the Company's five reservation centers. On September 25, 2003, the Company announced that it would close its Detroit area reservations center and city ticket office located in Livonia, Michigan. Call center activity performed at the Detroit facility was transferred to the Company's facilities in Baltimore, Chisholm, Minneapolis, Seattle and Tampa. The 570 contract employees at the Detroit reservations center were eligible to transfer to one of the Company's other operating reservations centers and approximately 160 employees elected to do so. The Detroit reservations center and city ticket office closed in December and 11 management positions were eliminated.

        Alliances.    Northwest has strengthened its network through alliance partnerships. Long-term alliances are the most effective way for Northwest to enter markets that it would not be able to serve alone. Alliance relationships can include codesharing, reciprocal frequent flyer programs, "through" luggage check-in, reciprocal airport lounge access, joint marketing, sharing of airport facilities and joint procurement of certain goods and services. Northwest and its alliance partners currently provide a global network to over 750 cities in 120 countries on six continents.

        In August 2002, the Company announced that it had signed a cooperative marketing agreement with Continental and Delta. This agreement is designed to connect the three carriers' domestic and international networks and provide for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative activities. Northwest, Continental and Delta received approval of the agreement from the DOJ and the DOT in the first quarter of 2003. The three airlines began implementing the agreement in June 2003 by offering access to each other's airport lounges and by offering codeshare service. Beginning in July 2003, frequent flyer members of the three airlines have been able to book and redeem miles for itineraries that include any combination of Northwest, Continental and Delta operated flights by using a single award. In the fourth quarter of 2003, Northwest and Delta expanded their codesharing to 650 daily domestic flights operated by each carrier, the maximum permitted by the DOT as of that time. In June 2004, the next phase may be implemented by adding code sharing on another 650 daily domestic flights. The combined network has increased Northwest's presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.

        In September 2003, KLM announced that it would enter into an agreement with Air France to form a strategic business partnership, which would create Europe's largest airline group and unite the two carriers under the same corporate holding company. In February 2004, the European Union antitrust investigators gave their conditional approval of this merger. The KLM-Northwest trans-Atlantic joint venture will remain in place pursuant to their alliance agreement. It is anticipated that KLM will join the SkyTeam global alliance (of which Air France and Delta are the founding members) in the spring of 2004. Northwest also expects to join the SkyTeam alliance in 2004.

        Northwest also has domestic frequent flyer and codesharing agreements with several other airlines including Alaska/Horizon Airlines, Hawaiian Airlines, America West Airlines and American Eagle.

        In the Pacific, Northwest has frequent flyer agreements with Malaysia Airlines, Japan Airlines, Jet Airways of India, Garuda Indonesia, Cebu Pacific Airlines and Pacific Island Aviation.

        In addition to its extensive relationship with KLM in the Atlantic, Northwest has reciprocal frequent flyer programs with Air Alps Aviation, KLM cityhopper and KLM exel, Air Europa, Kenya Airways and Malev Hungarian Airlines.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risks inherent in the Company's market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ from the outcomes estimated in the analysis due to factors beyond the Company's control. See "Item 8. Consolidated Financial Statements and Supplementary Data, Note 14—Risk Management and Financial Instruments", for related accounting policies and additional information.

        Aircraft Fuel.    The Company's earnings are affected by changes in the price and availability of aircraft fuel. From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. A hypothetical 10% increase in the December 31, 2003 cost per gallon of fuel, assuming projected 2004 fuel usage, would result in an increase to aircraft fuel expense of approximately $131 million in 2004, compared to an estimated $65 million (net of hedging) for 2003 measured at December 31, 2002. As of December 31, 2003, the Company had no fuel hedges in place compared to hedges on 71% and 60% of the 2003 first quarter and full year requirements, respectively, at December 31, 2002.

        Foreign Currency.    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2003 levels relative to each of the currencies in which the Company's revenues and expenses are denominated would result in a decrease in operating income of approximately $58 million for the year ending December 31, 2004, compared to an estimated decrease of $68 million for 2003 measured at December 31, 2002. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2003 and 2002. The variance is due to the Company's foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

        The Company also has foreign currency exposure as a result of changes to balance sheet items. The result of a 10% weakening in the value of the U.S. dollar would result in an decrease to other income of an estimated $1 million in 2004, caused by the remeasurement of net foreign currency-denominated assets as of December 31, 2003, compared with an estimated increase of $2 million caused by the remeasurement of net foreign currency denominated liabilities at December 31, 2002. This sensitivity analysis was prepared based upon projected foreign currency-denominated assets and liabilities as of December 31, 2003 and 2002.

        In 2003, the Company's yen-denominated net cash inflow was approximately 19 billion yen (approximately $164 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 4 billion yen (approximately $32 million) compared with 23 billion yen (approximately $225 million) and 5 billion yen (approximately $38 million), respectively, in 2002. In general, each time the yen strengthens (weakens), the Company's operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency loss (gain) is recognized due to the remeasurement of net yen-denominated liabilities. The Company's operating income in 2003 was favorably impacted by approximately $26 million due to the average yen being stronger in 2003 compared to 2002 and unfavorably impacted in 2002 by approximately $85 million due to the average yen being weaker in 2002 compared to 2001. The average yen to U.S. dollar exchange rate for the years ending December 31, 2003, 2002 and 2001 was 117, 126 and 121, respectively. Including the impact of hedge activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2003, 2002 and 2001 was 117, 104 and 92, respectively. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $1 million and $31 million in 2003 and 2002, respectively. As of December 31, 2003, the Company had entered into forward contracts to hedge approximately 22% and 6% of its anticipated 2004 and 2005 yen-denominated sales at an average rate of 114 and 106 yen per U.S. dollar, respectively. This compares to 22% of 2003 sales hedged as of December 31, 2002.

        Interest.    The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. If short-term interest rates increased by 100 basis points for a year, based on the Company's cash balance at December 31, 2003, the Company's interest income from cash equivalents and short-term investments would increase by approximately $29 million compared to an estimated $21 million based on the Company's cash balance at December 31, 2002. The Company's floating rate indebtedness was approximately 44% and 40% of its total long-term debt and capital lease obligations at December 31, 2003 and 2002, respectively. If long-term floating interest rates increased by 100 basis points during 2004 as measured at December 31, 2003, the Company's interest expense would increase by approximately $36 million, compared to an estimated $28 million for 2003 measured at December 31, 2002. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 2003 and 2002.

        Market risk for fixed-rate indebtedness is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $132 million during 2004 measured at December 31, 2003, compared to an estimated $113 million for 2003 measured at December 31, 2002. The fair values of the Company's indebtedness were estimated using estimated or quoted market prices and discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Northwest Airlines Corporation

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets and effective January 1, 2003, changed its method of accounting for stock-based compensation.

ERNST & YOUNG LLP

Minneapolis, Minnesota
January 23, 2004

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,608	$2,097
Unrestricted short-term investments	1,149	—
Restricted short-term investments	126	100
Accounts receivable, less allowance (2003—$19; 2002—$19)	478	663
Flight equipment spare parts, less allowance (2003—$202; 2002—$175)	174	230
Deferred income taxes	146	105
Maintenance and operating supplies	80	79
Prepaid expenses and other	221	236

Total current assets	3,982	3,510
PROPERTY AND EQUIPMENT
Flight equipment	8,833	8,031
Less accumulated depreciation	2,135	2,046

	6,698	5,985
Other property and equipment	1,681	1,946
Less accumulated depreciation	956	900

	725	1,046

Total property and equipment	7,423	7,031
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	418	464
Less accumulated amortization	168	175

Total flight equipment under capital leases	250	289
OTHER ASSETS
Intangible pension asset	750	857
International routes, less accumulated amortization (2003—$333; 2002—$333)	634	634
Investments in affiliated companies	67	255
Other	1,048	713

Total other assets	2,499	2,459

Total Assets	$14,154	$13,289

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,272	$1,216
Accrued compensation and benefits	950	1,173
Accounts payable	540	652
Collections as agent	111	131
Accrued aircraft rent	268	261
Other accrued liabilities	405	493
Current maturities of long-term debt	668	281
Current obligations under capital leases	65	65

Total current liabilities	4,279	4,272
LONG-TERM DEBT	7,198	6,250
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	354	386
DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	3,228	3,050
Deferred income taxes	146	135
Mandatorily Redeemable Security—Note 5	—	553
Other	724	679

Total deferred credits and other liabilities	4,098	4,417
PREFERRED REDEEMABLE STOCK	236	226
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2003—110,868,937; 2002—110,799,943)	1	1
Additional paid-in capital	1,460	1,455
Accumulated deficit	(1,083)	(1,316)
Accumulated other comprehensive income (loss)	(1,340)	(1,347)
Treasury stock (2003—24,862,782 shares; 2002—24,999,959 shares)	(1,049)	(1,055)

Total common stockholders' equity (deficit)	(2,011)	(2,262)

Total Liabilities and Stockholders' Equity (Deficit)	$14,154	$13,289

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31
	2003	2002	2001
OPERATING REVENUES
Passenger	$7,936	$8,025	$8,417
Cargo	752	735	720
Other	822	729	768

Total operating revenues	9,510	9,489	9,905
OPERATING EXPENSES
Salaries, wages and benefits	3,905	3,878	3,963
Aircraft fuel and taxes	1,554	1,439	1,727
Selling and marketing	709	803	1,004
Depreciation and amortization	586	903	690
Other rentals and landing fees	569	576	533
Aircraft rentals	481	460	447
Aircraft maintenance materials and repairs	474	576	669
Other	1,497	1,700	1,740

Total operating expenses	9,775	10,335	10,773

OPERATING INCOME (LOSS)	(265)	(846)	(868)
OTHER INCOME (EXPENSE)
U.S. Government appropriations	209	(27)	461
Interest expense	(475)	(427)	(369)
Interest capitalized	10	25	29
Interest of mandatorily redeemable security holder	(25)	(25)	(25)
Investment income	43	46	66
Earnings of affiliated companies	18	37	(5)
Other, net	703	(3)	41

Total other income (expense)	483	(374)	198

INCOME (LOSS) BEFORE INCOME TAXES	218	(1,220)	(670)
Income tax expense (benefit)	(30)	(422)	(247)

NET INCOME (LOSS)	248	(798)	(423)
Preferred stock requirements	(12)	—	(1)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$236	$(798)	$(424)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$2.75	$(9.32)	$(5.03)

Diluted	$2.74	$(9.32)	$(5.03)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$248	$(798)	$(423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	586	903	690
Income tax expense (benefit)	(30)	(422)	(247)
Net receipts (payments) of income taxes	215	122	(24)
Pension and other postretirement benefit contributions less than expense	90	139	189
Sale proceeds of frequent flyer miles less than revenue	6	(5)	(48)
Net loss (earnings) of affiliates	(18)	(37)	5
Net loss (gain) on disposition of property, equipment and other	(708)	41	(19)
Other, net	14	88	124
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(20)	(38)	102
Decrease (increase) in flight equipment spare parts	31	(14)	8
Decrease (increase) in supplies, prepaid expenses and other	25	(68)	79
Increase (decrease) in air traffic liability	50	(54)	16
Increase (decrease) in accounts payable	(103)	(17)	91
Increase (decrease) in other liabilities	(1)	(164)	220
Increase (decrease) in accrued liabilities	(10)	40	(117)

Net cash provided by (used in) operating activities	375	(284)	646
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,123)	(1,588)	(1,253)
Purchases of short-term investments	(1,480)	(334)	(205)
Proceeds from sales of short-term investments	325	391	135
Proceeds from sale of property, equipment and other assets	615	15	602
Investments in affiliated companies and other, net	(122)	(36)	(9)

Net cash used in investing activities	(1,785)	(1,552)	(730)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(301)	(201)	(152)
Payment of capital lease obligations	(49)	(58)	(65)
Payment of short-term borrowings	(14)	(2)	(1,261)
Proceeds from long-term debt	1,359	1,740	2,102
Proceeds from short-term borrowings	—	—	1,245
Proceeds from sale and leaseback transactions	—	136	84
Other, net	(74)	(194)	(50)

Net cash provided by financing activities	921	1,421	1,903

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(489)	(415)	1,819
Cash and cash equivalents at beginning of period	2,097	2,512	693

Cash and cash equivalents at end of period	$1,608	$2,097	$2,512

Available to be borrowed under credit facilities	$1	$1	$—

Cash and cash equivalents and unrestricted short-term investments at end of period	2,757	2,097	2,512

Supplemental Cash Flow Information:
Interest paid	448	421	307
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and aircraft predelivery deposits	290	(11)	(21)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock
	Shares	Amount					Total
Balance January 1, 2001	110.1	$1	$1,459	$(94)	$(5)	$(1,130)	$231
Net loss	—	—	—	(423)	—	—	(423)
Other comprehensive income
Foreign Currency (net of $5 million of tax)	—	—	—	—	9	—	9
Deferred gain/loss from hedging activities (net of $1 million of tax)	—	—	—	—	(2)	—	(2)
Unrealized gain/loss on investments (net of $11 million of tax)	—	—	—	—	(20)	—	(20)
Minimum pension liability adjustments (net of $166 million of tax)	—	—	—	—	(287)	—	(287)

Total							(723)
Accretion of Series C Preferred Stock	—	—	—	(1)	—	—	(1)
Series C Preferred Stock converted to Common Stock	0.2	—	6	—	—	—	6
Common Stock held in rabbi trusts	—	—	(16)	—	—	70	54
Other	—	—	2	—	—	—	2

Balance December 31, 2001	110.3	1	1,451	(518)	(305)	(1,060)	(431)
Net loss	—	—	—	(798)	—	—	(798)
Other comprehensive income
Foreign Currency (net of $4 million of tax)	—	—	—	—	(7)	—	(7)
Deferred gain/loss from hedging activities (net of $5 million of tax)	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustments (net of $592 million of tax)	—	—	—	—	(1,026)	—	(1,026)

Total							(1,840)
Series C Preferred Stock converted to Common Stock	0.1	—	1	—	—	—	1
Common Stock held in rabbi trusts	—	—	(3)	—	—	5	2
Other	0.4	—	6	—	—	—	6

Balance December 31, 2002	110.8	1	1,455	(1,316)	(1,347)	(1,055)	(2,262)
Net income	—	—	—	248	—	—	248
Other comprehensive income
Foreign Currency (net of $17 million of tax)	—	—	—	—	30	—	30
Deferred gain/loss from hedging activities (net of $20 million of tax)	—	—	—	—	(35)	—	(35)
Unrealized gain/loss on investments	—	—	—	—	(1)	—	(1)
Minimum pension liability adjustments (net of $7 million of tax)	—	—	—	—	13	—	13

Total							255
Series C Preferred Stock converted to Common Stock	—	—	2	—	—	—	2
Step-up in basis of Orbitz Investment	—	—	11	—	—	—	11
$225 million Convertible Debt call spread	—	—	(10)	—	—	—	(10)
Preferred Series C dividends accrued	—	—	—	(12)	—	—	(12)
Other	0.1	—	2	(3)	—	6	5

Balance December 31, 2003	110.9	$1	$1,460	$(1,083)	$(1,340)	$(1,049)	$(2,011)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

        Business:    Northwest's operations account for approximately 98% of the Company's consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 158 cities in 24 countries in North America, Asia and Europe. Northwest's global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a trans-Atlantic alliance with KLM, which operates through a hub in Amsterdam, a domestic and international alliance with Continental and Delta, exclusive marketing agreements with two domestic regional carriers: Pinnacle Airlines and Mesaba, both of which operate as Northwest Airlink; and a cargo business that includes a dedicated fleet of 12 freighter aircraft that operates through hubs in Anchorage and Tokyo.

        Basis of Consolidation:    NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest. The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, as well as Pinnacle Airlines and Orbitz, are accounted for by the equity method. Other investments are accounted for by the cost method.

        Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

        Flight Equipment Spare Parts:    Flight equipment spare parts are carried at lower of average cost or market and are expensed when consumed in operations. An allowance for depreciation is provided at rates that depreciate cost, less residual value, over the estimated useful lives of the related aircraft. Inventory sales at amounts greater or less than their carried values are recorded in a reserve account and therefore do not generate gain or loss recognition for income statement purposes.

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

        The Company accounts for certain airport leases under the EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet. Capitalized expenditures of $210 million at December 31, 2003, are recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases, and relate to airport improvements at Minneapolis-St. Paul, Memphis, Knoxville and Seattle.

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

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS No. 142 on January 1, 2002, and as a result no longer amortizes its international routes and goodwill.

        In 2003, an independent third party appraisal was conducted for the Company's annual impairment test of its international routes and found the fair value to be in excess of the carrying value.

        The following table presents net income (loss) and earnings (loss) per share for comparable periods in 2003, 2002 and 2001 adjusted for amortization of goodwill and indefinite lived intangible assets. These amounts are not tax effected since these expenses were not deductible for tax purposes:

	Twelve Months Ended December 31,
	2003	2002	2001
	(In millions, except per share amounts)
Reported net income (loss) applicable to common shareholders	$236	$(798)	$(424)
Goodwill amortization	—	—	1
International route amortization	—	—	23

Adjusted net income (loss)	$236	$(798)	$(400)

Basic earnings per share:
Reported earnings (loss) per common share	$2.75	$(9.32)	$(5.03)
Goodwill amortization	—	—	0.01
International route amortization	—	—	0.28

Adjusted basic earnings (loss) per share	$2.75	$(9.32)	$(4.74)

Diluted earnings per share:(1)
Reported earnings (loss) per common share	$2.74	$(9.32)	$(5.03)
Goodwill amortization	—	—	0.01
International route amortization	—	—	0.28

Adjusted diluted earnings (loss) per share	$2.74	$(9.32)	$(4.74)

(1)
For the twelve months ended December 31, 2002 and 2001, no incremental shares related to dilutive securities were used to calculate diluted earnings per share because of the anti-dilutive impact caused by inclusion of such securities. See Note 2—Earnings (Loss) Per Share Data, for additional information regarding earnings (loss) per share.

        Impairment of Long-Lived Assets:    The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company's Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, such changes could impact the Consolidated Financial Statements.

        In June 2003, the Company recorded an aircraft impairment of $21 million as additional depreciation expense, primarily for Boeing 727-200 aircraft used in charter operations. In December 2003, the Company recorded an impairment charge of $213 million as other expense, which related to foreign real property that no longer secures certain debt obligations. See Note 5—Mandatorily Redeemable Security, for additional information regarding impairment of foreign real property.

        In December 2002, the Company revised its fleet plan, accelerating the retirement of nine Boeing 747-200 and 13 DC10-30 aircraft. The Company recorded non-cash impairment charges of $352 million to reflect reductions in the estimated market values of certain aircraft, engines and related inventory in the fourth quarter of 2002. These charges consisted of $294 million related to the aircraft, $23 million to spare engines, and $35 million to related inventory.

        In the third and fourth quarters of 2001, the Company recorded non-cash impairment charges of $161 million to reflect reductions in the estimated market values of certain aircraft and related inventory due to reduced demand resulting from the events of September 11, 2001 and a weakened economy. The impairment charges consisted of a $96 million write-down to the estimated market value of 25 Boeing 727 aircraft and five Boeing 747 freighter aircraft. The remaining $65 million of impairment charges related to seven non-operating aircraft that had been stored for future sale, two DC9 aircraft and three Boeing 727 aircraft retired during 2001, and four Boeing 747-200 aircraft retired or scheduled to be retired by 2004. These impairment charges included $9 million to write-down related spare parts to their estimated fair market value.

        Frequent Flyer Program:    The estimated incremental cost of providing travel awards earned under Northwest's WorldPerks frequent flyer program is accrued and included in the accompanying consolidated balance sheets as a component of air traffic liability. The Company also sells mileage credits to participating companies in its frequent flyer program. A portion of such revenue is deferred and amortized as transportation is provided.

        Operating Revenues:    Passenger and cargo revenues are recognized when the transportation is provided or the ticket expires unused. The main component of air traffic liability represents the estimated value of sold but unused tickets and is regularly evaluated by the Company. Other revenues include MLT, transportation fees and charter revenues, and are recognized when the service or transportation is provided.

        Advertising:    Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $82 million, $93 million and $98 million in 2003, 2002, and 2001, respectively.

        Employee Stock Options:    As of December 31, 2003, the Company has stock option plans for officers and key employees of the Company. See Note 7—Stock Options, for additional discussion of stock options. The Company historically accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123 and accounted for this change in accounting principle using the "prospective method" as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. Prior to January 1, 2003, no stock-based employee compensation expense related to options was reflected in the consolidated statement of operations, as all options granted in 2002 or before have an exercise price equal to the market value of the underlying common stock on the date of grant.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the fair value based method had been applied to all outstanding option awards rather than only those granted since January 1, 2003. Awards under the Company's plans vest over periods ranging from three to five years.

	Twelve months ended December 31
	2003	2002	2001
	(In millions except per share amounts)
Net income (loss) applicable to common shareholders, as reported	$236	$(798)	$(424)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effect(1)	19	3	3
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax(1)	(20)	(12)	(12)

Pro forma net income (loss) applicable to common shareholders	$235	$(807)	$(433)

Earnings (loss) per share:
Basic—as reported	$2.75	$(9.32)	$(5.03)
Basic—pro forma	$2.74	$(9.43)	$(5.14)
Diluted—as reported	$2.74	$(9.32)	$(5.03)
Diluted—pro forma	$2.73	$(9.43)	$(5.14)

(1)
As described below in Note 9—Income Taxes, the Company is not presently recording additional tax benefits or provisions due to its net deferred tax asset position and recent history of losses; therefore, the Company did not include any tax effect related to the 2003 amounts shown.

        New Accounting Standards:    In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires disclosures in addition to those in the original statement about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the provisions of this revised statement as of December 31, 2003, and has included the required disclosures in these footnotes.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit beginning January 1, 2006. The Act also provides for the government to pay a special subsidy equal to 28% of a retiree's covered prescription drug expenses between $250 and $5,000 (adjusted annually by the percentage increase in Medicare per capita prescription drug costs), to employers who sponsor retiree prescription drug plans. In accordance with FASB Staff Position 106-1, the Company has elected to defer including the effects of the Act in any measures of accumulated postretirement benefit obligations (APBO) and net periodic postretirement benefit costs reflected in the current financial statements and accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company estimates that the Act will not have a material impact on postretirement liabilities and benefit costs.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to determine whether a financing or other arrangement constitutes a "variable interest entity". If a company concludes that such an arrangement is a variable interest entity, the company must then evaluate whether it is the primary beneficiary. The primary beneficiary of a variable interest entity is required to consolidate the entity for financial statement purposes. Variable interest entities are those that: (1) have insufficient equity investment at risk to finance their activities without additional subordinated support, or (2) lack essential characteristics of a controlling financial interest including, among others, the obligation to absorb expected losses, or the right to receive expected residual returns, of the entity. The primary beneficiary is the enterprise that is obligated to absorb the expected losses or has a right to receive the expected residual returns. FIN 46 was effective immediately for variable interest entities created, or in which the Company obtains an interest, after January 31, 2003. For all variable interest entities created on or before January 31, 2003, the FASB recently delayed the effective date of the provisions until the quarter ending December 31, 2003, but encouraged early adoption. The Company has adopted the provisions of FIN 46 as of July 1, 2003 for all variable interests based on current guidance provided by the FASB.

        The Company formerly consolidated a financing entity that issued a preferred security previously classified on the Company's consolidated financial statements as Mandatorily Redeemable Preferred Security ("MRPS"). See Note 5—Mandatorily Redeemable Security, for additional information regarding this security. This subsidiary is a variable interest entity under the provisions of FIN 46, but the Company is not the primary beneficiary. Accordingly, as of July 1, 2003, the Company no longer consolidated the subsidiary but an amount equal to the MRPS ($553 million as of December 31, 2002), representing the Company's non-recourse obligation to the subsidiary, was recorded as Mandatorily Redeemable Security in the liability section of the Company's consolidated balance sheets. As a result of the Company purchasing the entity that holds the MRPS during the December 2003 quarter, the MRPS is no longer a liability on the consolidated balance sheets.

        The Company has examined its other financing arrangements potentially impacted by the provisions of FIN 46 and has concluded that no additional arrangements of a material nature require consolidation. In its report on Form 10-Q for the quarter ended June 30, 2003, the Company described its preliminary conclusions regarding four aircraft leases that have historically been accounted for as operating leases for book purposes but as a loan for tax purposes. Based on an examination of the provisions of FIN 46 at that time, the Company reported that it would begin accounting for these leases as capital leases for book purposes and record a cumulative effect charge associated with this change in the quarter ending September 30, 2003. Subsequent interpretive guidance by the FASB has resulted in a determination by the Company that the lessor is not a variable interest entity under the provisions of FIN 46. Therefore, the Company will not consolidate these aircraft leases and will continue to account for them as operating leases.

        In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments and specifies that some financing arrangements with characteristics of both liabilities and equity must be classified as liabilities. Among the requirements of SFAS 150 is that all "Mandatorily Redeemable" securities be classified as liabilities. In the absence of applying FIN 46, this would have resulted in the Company reclassifying the Mandatorily Redeemable security described above to a liability. Given the effects of FIN 46, however, the equivalent result already applied. The Company adopted SFAS 150 on July 1, 2003 and anticipates that this standard will have no other material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities. SFAS No. 146 requires that a liability for a cost associated with exit or disposal activities be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. This new statement changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and to provide additional disclosures about each guarantee, or each group of similar guarantees. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002, and adopted the initial recognition and measurement provisions for all guarantees issued or modified after December 31, 2002. See Note 11—Contingencies, for the Company's disclosures concerning its guarantor obligations.

        Foreign Currency:    Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income. The Mandatorily Redeemable Security and other assets and liabilities associated with certain properties located outside of the U.S. whose cash flows are primarily in the local functional currency are translated at current exchange rates, with translation gains and losses recorded directly to accumulated other comprehensive income (loss), a component of common stockholders' equity (deficit). See Note 5—Mandatorily Redeemable Security, for additional information regarding assets and liabilities denominated in foreign currency.

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

Note 2—Earnings (Loss) Per Share Data

        The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

	2003	2002	2001
	(In millions, except share data)
Numerator:
Net income (loss)	$248	$(798)	$(423)
Preferred stock requirements	(12)	—	(1)

Net income (loss) applicable to common stockholders	$236	$(798)	$(424)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	85,889,584	85,655,786	84,280,222
Effect of dilutive securities:
Shares held in non-qualified rabbi trusts	3,033	—	—
Employee stock options and unvested restricted shares	471,192	—	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	86,363,809	85,655,786	84,280,222

Basic Earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$2.89	$(9.32)	$(5.02)
Preferred stock requirements	(0.14)	—	(0.01)

Net income (loss) applicable to common shareholders	$2.75	$(9.32)	$(5.03)

Diluted Earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$2.87	$(9.32)	$(5.02)
Preferred stock requirements	(0.13)	—	(0.01)

Net income (loss) applicable to common shareholders	$2.74	$(9.32)	$(5.03)

        For the twelve months ended December 31, 2003, the Series C Preferred Stock was excluded from the effect of dilutive securities as a result of the stated intent of the parties to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock. See Note 6—Redeemable Preferred and Common Stock, to these Condensed Consolidated Financial Statements for additional discussion of the Company's Series C Preferred Stock.

        For the twelve months ended December 31, 2002 and 2001, 6,926,103 and 7,921,443 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods. Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

        The dilutive securities described above do not include 1,232,128 employee stock options as of December 31, 2003, because the exercise prices of these options are greater than the average market price of the common stock for the respective periods. The dilutive securities described above do not include any of the 11,589,438 and 12,152,812 employee stock options outstanding as of December 31, 2002 and 2001, respectively, because the Company reported a net loss for these periods.

Note 3—Long-Term Debt and Short-Term Borrowings

        Long-term debt as of December 31 consisted of the following (with interest rates as of December 31, 2003):

	2003	2002
	(in millions)
Aircraft enhanced equipment trust certificates due through 2022, 6.0% weighted-average rate(a)	$2,590	$1,988
Aircraft secured loans due through 2023, 3.6% weighted-average rate(b)	1,782	1,368
Bank Revolving Credit Facilities due 2005, 4.4%(c)	962	962
Other secured notes due through 2020, 5.0% weighted-average rate	569	562
Other secured debt	51	56

Total secured debt	5,954	4,936
Unsecured notes due 2004 through 2039, 8.7% weighted-average rate	1,533	1,591
Convertible unsecured notes due through 2023, 7.2% weighted-average rate(d)	375	—
Other unsecured debt	4	4

Total unsecured debt	1,912	1,595
Less current maturities	668	281

Total Long-term debt	$7,198	$6,250

(a)
At December 31, 2003, the $2.59 billion of equipment notes underlying the pass-through trust certificates issued for 102 aircraft are direct obligations of Northwest. Interest on the pass-through trust certificates is payable semi-annually or quarterly. This amount includes $64 million of newly issued Class D certificates issued in an exchange offer for unsecured debt due in 2004, 2005 and 2006.

  On December 9, 2003, Northwest completed an offer to exchange notes due in 2004, 2005 and 2006, with interest rates ranging from 7.625% to 8.875%, for new 10.5% Class D Certificates representing a fractional undivided interest in the assets of a pass-through trust. The trust's assets consist of interests in $551.8 million principal amount of notes primarily secured by aircraft financed under five series of Northwest pass-through trust certificates previously issued. Holders tendered approximately $59 million of old notes for $64 million of Class D Certificates.

  The exchange was accounted for as an extinguishment of debt under generally accepted accounting principles, with the Company recording an associated loss because the cash flows of the new debt instrument are greater than 110 percent of the original instruments' remaining cash flows. The loss recognized in the Consolidated Statement of Operations due to this exchange offer approximated $5 million.

(b)
In addition to the aircraft financed using enhanced equipment trust certificates, as described in (a) above, the Company also took delivery of two Airbus A330, two Airbus A320, two Airbus A319, and five Boeing 757-300 aircraft during the twelve months ended December 31, 2003, using the proceeds of approximately $506 million of secured aircraft financings.

(c)
The Company's secured credit facilities at December 31, 2003, consisted of a $725 million revolving credit facility ($12 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2004 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005. This credit agreement is secured by the Company's Pacific route system and certain aircraft. On March 28, 2003, Standard & Poor's downgraded the rating on the Company's secured credit facilities to B+ from BB-. On April 10, 2003, Moody's downgraded the rating on the Company's secured credit facilities to B1 from Ba3. With the change in credit rating and the measurement of certain collateral tests required under the Company's credit facilities, the interest rate applicable to borrowings under these secured credit facilities increased by 75 basis points. Borrowings under both revolving credit facilities pay interest at a variable rate equal to the three-month LIBOR plus 3.25% (4.37% at January 20, 2004). The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, to maintain at least a one-to-one ratio of earnings (adjusted to exclude the effects of interest, taxes, depreciation, amortization and aircraft rents) to fixed charges (comprising interest expense and aircraft rents). If the Company fails to meet this fixed charges coverage ratio, borrowings under the credit facility could be accelerated by the banks. While the Company currently believes that it will satisfy this requirement, compliance with the covenant depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company's control.

(d)
During 2003, NWA Corp. completed two offerings of $375 million aggregate principal amount of convertible senior notes totaling $375 million, both due in 2023. These notes were issued to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S, under the Securities Act of 1933. The first issuance of notes in May was for an aggregate principal amount of $150 million and bears interest at 6.625% (the "6.625% Notes"), which is payable in cash semi-annually through May 15, 2010. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity. The second issuance of notes in November was for an aggregate principal amount of $225 million and bears interest at 7.625% (the "7.625% million Notes"), which is payable in cash semi-annually through November 15, 2008. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 7.625% per year to maturity. Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock. The 6.625% and the 7.625% Notes were issued with conversion rates of 61.8047 and 43.6681 shares per $1,000 original principal amount of notes, respectively. These conversion rates equate to an initial conversion price of approximately $16.18 and $22.90 per share for the 6.625% Notes and the 7.625% Notes, respectively, subject to adjustment in certain circumstances. Both notes are guaranteed by Northwest.

  Holders of the notes may convert their notes only if: (i) NWA Corp.'s common stock trades above a specified price threshold for a specified period; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specific corporate transactions occur. NWA Corp. may elect to pay the repurchase price in cash or in shares of common stock, or a combination of both, subject to certain conditions. Should holders elect to require NWA Corp. to redeem the notes on any of the repurchase dates, it is the Company's present intention to satisfy the requirement in cash. NWA Corp. may redeem all or some of the notes for cash at any time on or after May 15, 2010 for the 6.625% Notes and on or after November 15, 2006 for the 7.625% Notes, at a redemption price in each case equal to the accreted principal amount plus accrued and unpaid interest, if any, to the redemption date.

  Holders of the 6.625% Notes may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. Holders of the 7.625% Notes may require NWA Corp. to repurchase the notes on November 15, 2008, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. In conjunction with the issuance of the 7.625% Notes, NWA Corp. entered into a call spread option transaction that was designed to limit the Company's exposure to potential dilution from conversion of the 7.625% Notes in the event that the market price per share of NWA Corp.'s common stock at the time of exercise is greater than the strike price of $22.90. This call spread option will be treated as an equity transaction under the EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. NWA Corp. plans to use the net proceeds from the offerings for working capital and general corporate purposes.

        Maturities of long-term debt for the five years subsequent to December 31, 2003 are as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Aircraft enhanced equipment trust certificates	$171	$188	$187	$182	$187	$1,675	$2,590
Aircraft secured loans	91	95	284	107	92	1,113	1,782
Bank Revolving Credit Facilities	—	962	—	—	—	—	962
Other secured notes	38	38	39	43	35	376	569
Other secured debt	34	16	—	—	1	—	51

Total secured debt	334	1,299	510	332	315	3,164	5,954
Unsecured notes	332	188	270	400	200	143	1,533
Convertible unsecured notes	—	—	—	—	—	375	375
Other unsecured debt	2	1	1	—	—	—	4

Total unsecured debt	334	189	271	400	200	518	1,912

Total Long-term debt	$668	$1,488	$781	$732	$515	$3,682	$7,866

        Under some of the debt and lease instruments included above, agreements with the lenders require that the Company meet certain financial covenants, such as unrestricted cash balances, fixed charges coverage ratios and credit ratings. Assets having an aggregate book value of $7.7 billion at December 31, 2003, principally aircraft and route authorities, were pledged under various loan agreements, which in some cases require periodic appraisals. The Company was in compliance with the covenants and collateral requirements related to all of its debt and lease agreements as of December 31, 2003. While the Company anticipates that it will continue to satisfy the lenders with respect to such covenants and collateral requirements, these measures will depend upon the many factors affecting operating performance and the market value of assets.

        The weighted-average interest rates on short-term borrowings outstanding at December 31 were 3.97%, 3.04% and 3.59% for 2003, 2002 and 2001, respectively.

        Cash payments of interest, net of capitalized interest, aggregated $448 million, $421 million and $307 million in 2003, 2002 and 2001, respectively.

        Manufacturer debt financing utilized in connection with the acquisition of aircraft was $290 million, $25 million and $21 million in 2003, 2002 and 2001, respectively. These amounts are considered non-cash transactions and are therefore excluded from proceeds from long-term debt and capital expenditures in the Consolidated Statements of Cash Flows. These amounts are included in the Consolidated Balance Sheets as long-term debt and flight equipment.

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

        Rental expense for all operating leases for the years ended December 31 consisted of the following:

	2003	2002	2001
	(in millions)
Gross rental expense	$908	$863	$811
Sublease rental income	(172)	(143)	(127)

Net rental expense	$736	$720	$684

        At December 31, 2003, Northwest leased 116 of the 430 aircraft it operates. Of these, 16 were capital leases and 100 were operating leases. Base term lease expiration dates range from 2004 to 2009 for aircraft under capital leases, and from 2004 to 2025 for aircraft under operating leases. Northwest's aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term. Of the 116 aircraft lease agreements, 107 provide Northwest with purchase options during the lease, at the end of the lease, or both, on terms that approximate fair market value.

        At December 31, 2003, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows:

		Operating leases
	Capital Leases
		Aircraft	Non-aircraft
	(in millions)
2004	$93	$608	$163
2005	66	595	157
2006	52	602	145
2007	53	605	135
2008	44	567	122
Thereafter	470	4,521	1,292

	778	7,498	2,014
Less sublease rental income		2,492	43

Total minimum operating lease payments		$5,006	$1,971

Less amounts representing interest	359

Present value of future minimum capital lease payments	419
Less current obligations under capital leases	65

Long-term obligations under capital leases	$354

        The above table includes operating leases for 76 aircraft operated by and subleased to Pinnacle Airlines, and 74 aircraft operated by and subleased to Mesaba Aviation, Inc. ("Mesaba"). Base term lease expiration dates for Northwest range from 2014 to 2022. These aircraft leases can generally be renewed by Northwest for terms ranging from one to eight years at rates based on the aircraft's fair market value at the end of the lease term.

Note 5—Mandatorily Redeemable Security

        In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the "Subsidiary") entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai ("TK"). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured such obligation and then assigned title to and ownership of such obligation to the Subsidiary as operator under the TK arrangement in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the "Preferred Security"). The restructured non-recourse obligation is the sole asset of the Subsidiary, and the Company had the ability to transfer the land and buildings in full satisfaction of the Company's obligation. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company's obligation was reflected in the Company's Consolidated Balance Sheets as Mandatorily Redeemable Security.

        In December 2003 the Company acquired the holder of the Preferred Security, thereby eliminating the obligation on the Company's Consolidated Balance Sheets. This acquisition resulted in a net non-cash gain of $148 million, consisting of a gain related to the extinguishment of the non-recourse obligation of $361 million and a corresponding impairment of the land that then secured the obligation by $213 million. The gain on debt extinguishment and the land impairment charge include recognition of currency translation adjustments previously recorded in other comprehensive income of $168 million and $96 million, respectively.

Note 6—Redeemable Preferred and Common Stock

        Series C Preferred Stock:    As part of labor agreements reached in 1993, NWA Corp. issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the "Series C Preferred Stock"), and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2003, 4.3 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.8 million shares outstanding are convertible into 6.5 million shares of Common Stock. During 2003, 32,622 shares of Series C Preferred Stock were converted into 44,496 shares of Common Stock.

        During the 60-day period ending on August 1, 2003 (the "Put Date"), holders of the Series C Preferred Stock had the right to put their shares of the Series C Preferred Stock to NWA Corp. Under the terms of the Series C Preferred Stock, NWA Corp. was required to elect, prior to the commencement of such 60-day period, the form of payment it would use for repurchasing such shares of the Series C Preferred Stock. On May 30, 2003, NWA Corp. elected to repurchase such shares of the Series C Preferred Stock for cash equal to the Put Price. The "Put Price" of the Series C Preferred Stock is equal to a pro rata portion of the actual savings resulting from labor cost savings agreements entered into in 1993 (approximately $226 million as of August 1, 2003, the Put Date) plus any accrued and unpaid dividends on the Series C Preferred Stock.

        On August 1, 2003, the Company announced that its Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board of Directors was unable to determine that the company had adequate legally available surplus to repurchase the outstanding Series C Preferred Stock. As a result, quarterly dividends began accruing August 1, 2003, at 12% per annum and the employee unions are entitled to three additional Board of Directors positions.

        Under the terms of the Series C Preferred Stock, as a result of its inability to repurchase Series C Preferred Stock, on a quarterly basis after the Put Date, NWA Corp. must use all cash held by it (or available under revolving credit agreements) in excess of all the Company's cash requirements within one year of such determination date ("Available Cash") to make partial pro rata redemptions, provided such redemptions are not prohibited under applicable credit agreements or by applicable law. Any decision not to use all Available Cash to effect such partial purchases must be approved by a majority of the directors elected by the holders of the Series C Preferred Stock.

        The financial statement carrying value of the Series C Preferred Stock accreted over 10 years commencing August 1993 to the ultimate put price, and was $236 million at December 31, 2003, including $12 million of accrued but unpaid dividends.

        Common Stock:    The Company was required to adopt the provisions of EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust,

on September 30, 1998. As a result, the Company revised its consolidation of the assets and liabilities of the non-qualified rabbi trusts. The 1,086 and 4,401 shares of Common Stock as of December 31, 2003 and 2002, respectively, that are held in the trusts are recorded similar to treasury stock and the deferred compensation liability is recorded in other long-term liabilities. The Company elected to record the difference between the market value of the common shares and the historical cost of the shares in the trusts at the date of adoption as a credit to common stockholders' equity (deficit), net of tax. After the adoption date, but prior to settlement through either contribution to qualified trusts or diversification, increases or decreases in the deferred compensation liability will be recognized in earnings to the extent the Common Stock market price exceeds the average historical cost of the shares of $38.04 per share or falls below the September 30, 1998 price of $25.06 per share, respectively. For the purpose of computing diluted earnings per share, the shares held by the rabbi trusts are considered potentially dilutive securities. The Company has classified the diversified assets held by the rabbi trusts as trading and recorded them at fair market value.

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

Note 7—Stock Options

        Stock Option Plan for Officers and Key Employees:    As of December 31, 2003, the Company has stock option plans for officers, key employees and pilots of the Company. Prior to December 31, 2002, the Company historically accounted for options and other awards granted under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 and accounted for this change in accounting principle using the "prospective method" as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 were recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. See Note 1—Summary of Significant Accounting Policies, for additional disclosure of the Company's stock options, including a table that illustrates the effect on net income and earnings per share. Prior to January 1, 2003, no stock-based employee compensation expense related to options was reflected in the consolidated statement of operations, as all options granted in 2002 or prior had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Following is a summary of stock option activity for the years ended December 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	7,923	$25.27	8,757	$25.40	6,235	$29.94
Granted	2,965	8.31	218	7.33	3,454	17.98
Forfeited	(7,357)	24.81	(639)	28.93	(850)	29.61
Exercised	(24)	4.74	(413)	12.74	(82)	14.76

Outstanding at end of year	3,507	12.06	7,923	25.27	8,757	25.40
Exercisable at end of year	599	27.73	3,728	31.73	3,259	30.60
Reserved for issuance	21,802		21,815		21,815
Available for future grants	8,632		7,570		7,150

At December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(shares in thousands)
$5.705 to $24.5938	3,171	8.8 years	$9.55	288	$18.67
26.16 to 39.3125	310	4.2 years	34.51	285	34.85
43.5625 to 51.9688	26	5.1 years	50.49	26	50.49

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Weighted average risk-free interest rate	3.2%	3.3%	4.5%
Stock price volatility	40%	40%	30%
Expected lives in years	6	6	6

        The weighted-average fair value of options granted during 2003, 2002 and 2001 is $3.62, $3.23 and $6.96 per option, respectively.

        Stock Option Plan for Pilots:    In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan ("Pilot Plan"). The Company has reserved for issuance 2.5 million shares of Common Stock under the Pilot Plan.

        Following is a summary of the Pilot Plan activity for the years ended December 31:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	2,486	$25.58	2,486	$25.58	1,987	$27.08
Granted	926	9.18	—	—	500	19.62
Cancelled	(1,848)	25.60	—	—	—	—
Exercised	—	—	—	—	(1)	26.33

Outstanding at end of year	1,564	15.85	2,486	25.58	2,486	25.58

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Weighted average risk-free interest rate	3.5%	N/A	4.5%
Stock price volatility	40%	N/A	30%
Expected lives in years	6	N/A	6

        926,080 options were granted in 2003 under an exchange offer that terminated on July 30, 2003. Under this program, 1.8 million options were cancelled in the exchange. The weighted-average fair value of the options granted was $4.04 per option. The new awards vest in 25% installments over a four year period and the weighted-average remaining contractual life as of December 31, 2003 is 9.6 years.

        There were no options granted under the Pilot plan in 2002. The weighted-average fair value of options granted during 2001 was $7.37 per option. The weighted-average remaining contractual life as of December 31, 2003 was 8.1 years.

        Stock Incentive Plans:    Shares of restricted stock were awarded at no cost to certain officers and key employees in 2003, 2002 and 2001. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the applicable vesting period. As of December 31, 2003, 1,627,602 shares were outstanding and not vested.

        A long-term incentive performance plan was established in 2000 under which phantom stock units were awarded. These phantom stock units were awarded to certain key officers and other management employees in 2003, 2002 and 2001, with a total of 1,683,414 units, 560,606 units and 491,096 units awarded and outstanding in each such year, respectively. The phantom units vest over a four year period based on continued employment of the employee during such periods and upon satisfaction of certain established performance standards. Each unit represents the right to receive a cash payment equal to the market value of the Company's stock as defined in the plan. The fair value of the units is equal to the closing market price on the date of grant, which was between $6.93 and $10.13 for 2003, $5.70 and $18.45 for 2002 and $24.55 for 2001.

        Management Stock Option Exchange Program:    On January 14, 2003, the Company completed an option exchange program, pursuant to which officers of the Company were able to exchange their stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low price of the Company's common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their stock options for phantom units at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past. Compensation expense related to stock options issued under this exchange program is anticipated to be approximately $2.7 million for the year ending December 31, 2004.

        Pilot Stock Option Exchange Program:    On June 27, 2003, the Company completed an option exchange program for its pilots holding stock options or SARs granted pursuant to the 1998 Pilots Stock Option Plan. This exchange program was adopted as part of a letter of agreement with ALPA to obtain approval of the Delta codeshare agreement from ALPA. Pilot participants were able to exchange their outstanding stock options or SARs for a designated number of replacement options or replacement SARs, respectively. Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were exchanged only for newly issued options). The exercise price of the new awards is the average of the high and low sales prices of the Company's common stock on the award date of July 31, 2003, or $9.185 per share. Compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation and is anticipated to be approximately $1 million annually for awards issued under this program.

Note 8—Accumulated Other Comprehensive Income (Loss)

        The following table sets forth information with respect to accumulated other comprehensive income (loss) ("OCI"):

	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	OCI of Affiliated Companies	Unrealized Gain on Investments	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at January 1, 2001	$(39)	$33	$(19)	$5	$15	$(5)
Before tax amount	14	(3)	(452)	(8)	(23)	(472)
Tax effect	(5)	1	165	3	8	172

Net-of-tax amount	9	(2)	(287)	(5)	(15)	(300)
Balance at December 31, 2001	(30)	31	(306)	—	—	(305)
Before tax amount	(11)	(14)	(1,618)	—	—	(1,643)
Tax effect	4	5	592	—	—	601

Net-of-tax amount	(7)	(9)	(1,026)	—	—	(1,042)
Balance at December 31, 2002	(37)	22	(1,332)	—	—	(1,347)
Before tax amount	47	(55)	20	—	(1)	11
Tax Effect	(17)	20	(7)	—	—	(4)

Net-of-tax amount	30	(35)	13	—	(1)	7
Balance at December 31, 2003	$(7)	$(13)	$(1,319)	$—	$(1)	$(1,340)

Note 9—Income Taxes

        Income tax expense (benefit) consisted of the following for the years ended December 31:

	2003	2002	2001
	(in millions)
Current:
Federal	$1	$(218)	$(127)
Foreign	2	2	2
State	1	2	1

	4	(214)	(124)
Deferred:
Federal	(29)	(185)	(94)
Foreign	(2)	(2)	(5)
State	(3)	(21)	(24)

	(34)	(208)	(123)

Total income tax expense (benefit)	$(30)	$(422)	$(247)

        Reconciliations of the statutory rate to the Company's income tax expense (benefit) for the years ended December 31 are as follows:

	2003	2002	2001
	(in millions)
Statutory rate applied to income (loss) before income taxes	$76	$(427)	$(235)
Add (deduct):
Mandatorily Redeemable Preferred Security	(219)	—	—
State income tax expense (benefit) net of federal benefit	4	(19)	(24)
Non-deductible meals and entertainment	7	7	10
Increase to Minimum Tax Credit Carryforward	(54)	—	—
Adjustment to valuation allowance and other income tax accruals	156	15	6
Other	—	2	(4)

Total income tax expense (benefit)	$(30)	$(422)	$(247)

        Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the company's financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryover periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets. The net tax benefit recorded in 2003 includes a valuation allowance of $156 million based on these limitations. It is more likely than not that any future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

        The net deferred tax liabilities listed below include a current net deferred tax asset of $146 million and $105 million and a long-term net deferred tax liability of $146 million and $135 million as of December 31, 2003 and 2002, respectively.

        Significant components of the Company's net deferred tax liability as of December 31 were as follows:

	2003	2002
	(in millions)
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,910	$1,784
Expenses other than accelerated depreciation and amortization	127	250
Other	10	10

Total deferred tax liabilities	2,047	2,044

Deferred tax assets:
Expenses not yet deducted for tax purposes	389	365
Pension and postretirement benefits	1,101	995
Gains from the sale-leaseback of aircraft	119	124
Rent expense	98	95
Travel award programs	34	38
Leases capitalized for financial reporting purposes	3	29
Net operating loss carryforward	307	274
Foreign tax, general business and other credit carryforward	39	33
Alternative minimum tax credit carryforward	130	76

Total deferred tax assets	2,220	2,029
Valuation allowance for deferred tax assets	(173)	(15)

Net deferred tax assets	2,047	2,014

Net deferred tax liability	$—	$30

        The Company has certain federal deferred tax assets available for use in the regular tax system or the alternative minimum tax ("AMT") system. The deferred assets available for utilization in the regular system include: AMT credits of $130 million, net operating loss carryforwards of $779 million, general business credits of $8 million and foreign tax credits of $24 million. The deferred assets available for utilization in the AMT system are: net operating loss carryforwards of $413 million and foreign tax credits of $24 million. AMT credits available for use in the regular system have an unlimited carryforward period and all other deferred tax assets in both systems are available for carryforward to years beyond 2003, expiring in 2004 through 2023.

        The Company also has the following deferred tax assets available at December 31, 2003 for use in certain states: net operating losses with tax benefit value of approximately $34 million and state job credits of $7 million available for carryforward to years beyond 2003, expiring in 2007 through 2023.

Note 10—Commitments

        The Company's firm orders for 32 new aircraft to be operated by Northwest consist of scheduled deliveries for nine Airbus A330-300 aircraft and 10 Airbus A330-200 aircraft from 2004 through 2008, six Airbus A320 aircraft in 2006 and seven Airbus A319 aircraft from 2005 through 2006. As of December 31, 2003, the Company also had firm orders for 53 Bombardier CRJ200/440 aircraft, which will be leased or subleased to and operated by Pinnacle Airlines. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not required to take delivery of the aircraft.

        Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.60 billion in 2004, $746 million in 2005, $567 million in 2006, $206 million in 2007 and $190 million in 2008. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings. Firm financing commitments, at market rates for the long term, are available for use by the Company for all of the aircraft on order.

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

        Guarantees and Indemnifications:    The Company is the lessee under many aircraft financing agreements and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise from or relate to the Company's use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, the Company typically indemnifies such parties for any environmental liability that arises from or relates to the Company's use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft.

        The Company is the guarantor of approximately $379 million of obligations related to tax-exempt facilities bonds issued by airports and/or airport commissions in Minneapolis/St. Paul, Detroit, Memphis, New York (JFK) and Duluth. These obligations are included in the future minimum lease payments listed in Note 4—Leases, and are payable solely from the Company's space rentals paid under long-term lease agreements with the respective governing bodies. The lease terms end between 2011 and 2029.

        The Company guarantees $107 million of residual value on four operating leased aircraft. As of and for the year ended December 31, 2003, the Company recognized $11 million in rent expense related to the residual value guarantees on these operating leases, as the guaranteed obligation exceeds the current fair market value of the leased aircraft.

Note 12—Pension and Other Postretirement Health Care Benefits

        The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company's policy to annually fund at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974. The Company made an excess contribution of $190 million in 2003, and did not make any excess contributions in 2002 or 2001.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006. The Act also provides for the government to pay a special subsidy equal to 28% of a retiree's covered prescription drug expenses between $250 and $5,000 (adjusted annually for the percentage increase in Medicare per capita prescription drug costs) to employers who sponsor retiree prescription drug plans. In accordance with FASB Staff Position 106-1, the Company has elected to defer including the effects of the Act in any measures of accumulated postretirement benefit obligations and net periodic postretirement benefit costs reflected in the Consolidated Financial Statements and accompanying notes. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

        The Company sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents. The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees. Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits. Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement. Medical and dental benefit plans are unfunded and costs are paid as incurred. The pilot group is provided Company-paid life insurance coverage in amounts which decrease based on age at retirement and age at time of death.

        On May 11, 2001, the Company amended the pension plan of contract employees represented by the AMFA. The plan amendment resulted in a benefit level increase of 113% for mechanics and 84% for cleaners and custodians. The amended benefit increases are retroactive to participants who terminated after October 2, 1996 and to certain participants who retired after April 30, 1992, subject to specific criteria. The plan liability was remeasured as of June 30, 2001 at a discount rate of 7.9% and resulted in increases to pension expense on a prorated basis for 2001 of $30 million and on an annual basis of $59 million.

        The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,638	$6,674	$652	$647
Service cost	248	218	26	26
Interest cost	531	503	46	51
Plan amendments	33	—	(15)	(128)
Actuarial loss and other	458	596	150	95
Benefits paid	(354)	(353)	(39)	(39)

Benefit obligations at end of year	8,554	7,638	820	652

Change in plan assets:
Fair value of plan assets at beginning of year	3,690	4,399	5	5
Actual return on plan assets	1,025	(548)	—	—
Employer contributions	445	192	39	39
Benefits paid	(354)	(353)	(39)	(39)

Fair value of plan assets at end of year	4,806	3,690	5	5

Funded Status—underfunded	(3,748)	(3,948)	(815)	(647)
Unrecognized net actuarial loss	2,584	2,734	445	313
Unrecognized prior service cost	703	804	(88)	(81)

Net amount recognized	$(461)	$(410)	$(458)	$(415)

        Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(in millions)
Prepaid benefit costs	$5	$13	$—	$—
Intangible asset	751	857	—	—
Accrued benefit liability	(3,296)	(3,380)	(458)	(415)
Accumulated other comprehensive loss	2,079	2,100	—	—

Net amount recognized	$(461)	$(410)	$(458)	$(415)

        The accumulated benefit obligation for all defined benefit pension plans was $8.08 billion and $7.04 billion at December 31, 2003 and 2002, respectively.

        The Company's pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	2003	2002
	(in millions)
Projected benefit obligation	$8,536	$7,624
Accumulated benefit obligation	8,066	7,031
Fair value of plan assets	4,785	3,675

        Weighted-average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of future compensation increase	1.93%	3.60%	N/A	N/A

        The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic, long-term asset allocation mix designed to best meet the Company's long-term pension requirements. This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations as of December 31, 2003 and 2002:

		Plan Assets
Asset Category
	Target	2003	2002
Domestic Stocks	45.0%	44.9%	41.3%
International Stocks	25.0%	25.9%	24.1%
Private Markets	10.0%	9.2%	13.7%
Long-Duration Bonds	15.0%	14.7%	15.6%
High Yield Bonds	5.0%	5.3%	5.3%

Total	100%	100.0%	100.0%

        The investment policy also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles, (2) maintain an acceptable level of risk in pursuit of long-term economic benefit, (3) maximize the opportunity for value-added returns from active management, (4) capture return opportunities from inefficiencies in nontraditional capital markets, and (5) maintain adequate controls over administrative costs.

        To meet these objectives, the Company's investment policy reflects the following major themes: (1) diversify holdings to achieve broad coverage of both stock and bond markets; (2) utilize index funds as a core strategy, where appropriate, to ensure broad diversification, minimal fees, and reduced risk of relative underperformance of the portfolio; (3) use active investment managers with disciplined, clearly defined strategies, while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintain an allocation to nontraditional investments, where market inefficiencies are greatest, and use these investments primarily to enhance the overall returns.

        The Company reviews its rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company's pension investment advisors. The advisors' asset category return assumptions are based in part on a review of historical asset returns, but in recent years have also emphasized current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company's expected long-term rate of return is based on target asset allocations of 45% domestic equities with an expected rate of return of 9.6%; 25% international equities with an expected rate of return of 10.0%; 10% private markets with an expected rate of return of 15.0%; 15% long-duration bonds with an expected rate of return of 5.7%; and 5% high yield bonds with an expected rate of return of 7.5%. These assumptions result in a weighted average long term rate of return slightly in excess of 9.5% on an annual basis.

        The components of net periodic cost of defined benefit plans included the following:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Service cost	$248	$218	$188	$26	$26	$19
Interest cost	531	503	451	46	51	40
Expected return on plan assets	(476)	(538)	(514)	—	—	—
Amortization of prior service cost	77	80	75	(8)	5	3
Recognized net actuarial loss and other events	111	46	31	19	12	6

Net periodic benefit cost	$491	$309	$231	$83	$94	$68

        Weighted-average assumptions used to determine net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected long-term return on plan assets	9.50%	10.50%	7.00%	7.75%
Rate of future compensation increase	3.60%	3.90%	N/A	N/A

        On March 31, 2003, the liabilities of the Contract plan were remeasured using a 6.50% discount rate. Net cost for the Contract plan during the final nine months of 2003 was also based on a 6.50% discount rate.

        The Company recorded $58 million and $16 million in pension curtailment charges due to reductions in anticipated future service, as a result of layoffs of approximately 9.6% (10.2% of Contract plan employees) and 11.9% (6.9% of Pilot plan employees) during the years ended December 31, 2003 and 2002, respectively.

        For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease 0.5% per year for four years to 5.0% in 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(in millions)
Effect on total of service and interest cost components	$10.5	$(8.9)
Effect on accumulated postretirement benefit obligations	103.6	(88.9)

        The estimated future benefit payments expected to be made by the pension and other postretirement benefit plans follows:

	Pension Benefits	Other Benefits
Estimated Future Benefit Payments:
2004	$349	$37
2005	379	40
2006	404	43
2007	443	47
2008	487	50
Years 2009-2013	3,091	320

        The Company's calendar year 2004 cash pension contributions are dependent on several factors. On December 23, 2003, the Company asked the IRS for permission to reschedule some of its plan year 2004 pension contributions, which includes amounts due in both 2004 and 2005, for the contract and salaried employees' pension plans. Separately, the U.S. Congress has under consideration certain legislative relief that could reduce 2004 contributions by increasing the discount rate used to determine funding, changing the current requirements for deficit reduction contributions, or both. Prior legislation increased the discount rate used by companies to determine funding requirements for the past two years. On that basis, expected contributions to the Company's qualified pension plans in 2004 approximate $350 million. However, approval of the Company's application to reschedule contributions and/or additional legislative relief could reduce its pension funding requirements for these plans to between $100 million and $350 million for the year. Should the Company's request to reschedule contributions not be approved by the IRS and Congress provides no legislative relief, its qualified plan funding obligations in calendar year 2004 would approximate $515 million. The Company also expects to contribute approximately $37 million to its other postretirement benefit plans in 2004.

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

        MAIR Holdings, Inc.:    The Company owns 27.8% of the common stock of MAIR Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has warrants to acquire MAIR Holdings, Inc. common stock, of which approximately 923,000, or 22% of the warrants held by the Company, were in-the-money as of December 31, 2003. The Company accounts for its investment in Mesaba using the equity method.

        Northwest and Mesaba have entered into two airline service agreements, under which Northwest determines Mesaba's turboprop and AVRO regional jet aircraft scheduling and fleet composition. These agreements are structured as capacity purchase agreements under which Northwest pays Mesaba to operate the flights on Northwest's behalf and Northwest is entitled to all revenues associated with those flights. Under these agreements, Northwest paid $493 million, $454 million and $398 million for the years ended December 31, 2003, 2002 and 2001, respectively. These payments are recorded on a net basis as a reduction to passenger revenues. The Company had a payable to Mesaba of $23 million and $28 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba. In addition, as of December 31, 2003, the Company has leased 10 owned and subleased 25 AVRO regional jet aircraft to Mesaba.

        Pinnacle:    As of September 30, 2003, Northwest had contributed 88.6% of the Common Stock of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, to the Company's pension plans in lieu of cash contributions totaling $353 million pursuant to an exemption granted by the Department of Labor. The Company completed an IPO of the Pinnacle Airlines Corp. stock held by the plans on November 24, 2003, for net proceeds of $255 million, with the proceeds being retained by the Plans. An additional cash contribution of approximately $98 million was therefore required to satisfy the difference between the original valuation of the shares at the time of their contribution and the realized value at the time of the IPO. The Company continues to hold an 11.4% interest in Pinnacle Airlines Corp. Prior to the IPO, Pinnacle Airlines was fully consolidated and contributed approximately $52 million to 2003 operating income.

        Northwest and Pinnacle Airlines have entered into an airline service agreement, under which Northwest determines Pinnacle Airlines' commuter aircraft scheduling and fleet composition. The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle Airlines to operate the flights on Northwest's behalf and Northwest is entitled to all revenues associated with those flights. Under this agreement, Northwest paid a net $375 million, $188 million and $200 million for the years ended December 31, 2003, 2002 and 2001, respectively. These payments are recorded on a net basis as a reduction to passenger revenues. The Company had a payable of $18 million to Pinnacle Airlines as of December 31, 2003, and there was no payable as of December 31, 2002. As of December 31, 2003, the Company has leased 76 CRJ aircraft, which are in turn subleased to Pinnacle Airlines.

        Northwest has approximately $143 million in receivables from Pinnacle Airlines, consisting of a $133 million note receivable, of which $13 million was classified as short-term, and a $10 million short-term receivable from a revolving line of credit as of December 31, 2003.

        NWA Funding, LLC ("NWF"):    In December 1999, a Receivables Purchase Agreement was executed by Northwest, NWF, a wholly-owned, non-consolidated subsidiary of the Company, and certain Purchasers pursuant to a securitization transaction. The amount of loss recognized related to receivables securitized at December 31, 2001, was not material. NWF maintained a variable undivided interest in these receivables and was subject to losses on its share of the receivables and, accordingly, maintained an allowance for doubtful accounts. The agreement was a five-year $85 million revolving receivables purchase facility, renewable annually for five years at the option of the Purchaser, allowing Northwest to sell additional receivables to NWF and NWF to sell variable undivided interests in these receivables to the Purchaser. The fair value of securitized receivables was estimated from the anticipated future cash flows. The Company recorded the discount on the sale of receivables and its interest in NWF's earnings in other non-operating income (expense). The agreement provided for early termination upon the occurrence of certain events, including high passenger refunds as a percentage of sales and a downgrade in the Company's unsecured credit rating, both of which occurred following the events of September 11, 2001. As a result, on January 3, 2002, the facility was paid in full and terminated.

        NWA Funding II, LLC ("NWF II"):    In June 2002, a second Receivables Purchase Agreement was executed by Northwest, NWA Funding II, LLC ("NWF II"), a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers ("Purchasers"). The agreement was a 364-day, $100 million maximum revolving receivables purchase facility, renewable annually for five years at the option of the Purchasers, that allowed NWF II to sell variable undivided interests in accounts receivable acquired from Northwest to the Purchasers. NWF II paid a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee. The Receivables Purchase Agreement terminated in July 2003. The Purchasers then collected $65 million on outstanding receivables. Due to seasonal fluctuations in accounts receivable sold under the agreement, the Company estimates that termination of the program reduced its cash balance at December 31, 2003 by approximately $50 million.

        WorldSpan:    On June 30, 2003, the Company together with the other owners (American and Delta) sold WorldSpan to Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank. In the sale, the Company sold its 33.7% partnership interest in WorldSpan. The Company received cash proceeds of $278 million at the time of sale, plus $125 million of credits for future services from WorldSpan to be applied over the next nine years. As a result of this transaction, the Company recorded a gain of $199 million in other income. The Company will recognize the service credits as a reduction to the cost of purchased services expense in the periods the credits are utilized.

        Orbitz:    On December 16, 2003, Orbitz and its airline owners (Northwest, Continental, Delta, United and American) sold approximately 12 million Orbitz shares through an initial public offering, which included 9.7% of Northwest's total holdings. Northwest sold 543,000 shares, with a book value of $1.9 million, for approximately $13.3 million and recorded a gain of approximately $11.4 million. The Company continues to hold approximately 12% of the outstanding shares, representing a 17% voting interest in Orbitz.

        Hotwire:    On November 5, 2003, the Company sold its 6.7% interest in Hotwire to InterActive Corp. and received cash proceeds of $40 million. Hotwire operates an online opaque travel site and was founded by Texas Pacific Group and six airlines, including the Company.

        At December 31, 2003, the Company's investment in three affiliates, with a book value of $56 million based on the equity method, had an aggregate market value of $194 million.

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

        Foreign Currency:    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen. In 2003, the Company's yen-denominated net cash inflow was approximately 19 billion yen ($164 million).

        The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. At December 31, 2003, the Company recorded $10 million of unrealized losses in accumulated other comprehensive income (loss) as a result of forward contracts to sell 22 billion yen ($193 million) at an average forward rate of 114 yen per dollar with various settlement dates through December 2004, and forward contracts to sell five billion yen ($44 million) at an average forward rate of 106 yen per dollar with various settlement dates through September 2005. These forward contracts hedge approximately 22% and 6% of the Company's anticipated 2004 and 2005 yen-denominated sales, respectively. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in gains of $1 million, $31 million and $85 million in 2003, 2002 and 2001, respectively.

        Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to a single counterparty and monitors the market position with each counterparty. It is the Company's practice to participate in foreign currency hedging transactions with a maximum span of 25 months.

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

        As of December 31, 2003, the Company had a nominal amount of unrealized gains in accumulated other comprehensive income (loss) as a result of the fuel hedge contracts. Such gains, if realized, will be recorded in fuel expense when the related fuel inventory is utilized. Fuel hedge contract effectiveness is evaluated on a monthly basis and any ineffective portion is recorded in fuel expense immediately. Ineffectiveness of $5 million was recorded in fuel expense for the year ended December 31, 2002 and was immaterial for the years ended December 31, 2003 and 2001. The Company has not entered into any futures contracts traded on regulated futures exchanges, swaps, or options as of December 31, 2003 in order to hedge its first quarter 2004 or full year 2004 fuel requirements.

        Interest Rates:    The Company used financial instruments to hedge its exposure to interest rate market fluctuations prior to pricing pass-through certificates issued in 2000 and 2001. Additionally, the Company used financial instruments to hedge its exposure to interest rate fluctuations on the interest rate resets on A320 aircraft financing during the fourth quarter of 2001. As of December 31, 2003, the Company had $3 million of unrealized losses in accumulated other comprehensive income (loss), which is amortized over the term of the related obligations.

        Fair Values of Financial Instruments:    The financial statement carrying values equal the fair values of the Company's cash, cash equivalents and short-term investments. As of December 31, these amounts were:

			Short-term Investments
	Cash and Cash Equivalents
			Unrestricted		Restricted
	2003	2002	2003	2002	2003	2002
	(in millions)
Cash	54	47	—	—	—	—
Available for sale securities	1,554	2,050	1,149	—	126	100

Total	1,608	2,097	1,149	—	126	100

        Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2003. These instruments approximate fair value due to their short maturity. The Company classifies investments with a remaining maturity of more than three months on their acquisition date and those temporarily restricted, as short-term investments.

        The financial statement carrying values and estimated fair values of the Company's financial instruments, including current maturities, as of December 31 were:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-Term Debt	$7,866	$7,035	$6,531	$5,496
Mandatorily Redeemable Preferred Security	—	—	553	579

Series C Preferred Stock	236	234	226	217

        The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded and the Preferred Security, fair values were estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares was estimated using current market value of the underlying Common Stock and the Black-Scholes option pricing model.

Note 15—Segment Information

        The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the years ended December 31:

	2003	2002	2001
	(in millions)
Domestic	$6,469	$6,410	$6,726
Pacific, principally Japan	1,921	2,043	2,144
Atlantic	1,120	1,036	1,035

Total operating revenues	$9,510	$9,489	$9,905

        The Company's tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 16—Quarterly Financial Data (Unaudited)

        Unaudited quarterly results of operations for the years ended December 31 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per share amounts)
2003:
Operating revenues	$2,250	$2,297	$2,556	$2,407
Operating income (loss)	(326)	(73)	146	(12)
Net income (loss)	$(396)	$227	$47	$370

Basic earnings (loss) per common share	($4.62)	$2.64	$0.49	$4.23

Diluted earnings (loss) per common share	($4.62)	$2.45	$0.49	$4.18

2002:
Operating revenues	$2,180	$2,406	$2,564	$2,339
Operating income (loss)	(196)	(46)	8	(612)
Net income (loss)	$(171)	$(93)	$(46)	$(488)

Basic earnings (loss) per common share	($2.01)	($1.08)	($0.55)	($5.68)

Diluted earnings (loss) per common share	($2.01)	($1.08)	($0.55)	($5.68)

        The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 17—Subsequent Events (Unaudited)

        Debt Issuance:    On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due 2009. The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity. Each note was issued at a price of $962 per $1,000 principal amount resulting in a yield to maturity of 11.0%. Proceeds from the notes are to be used for working capital and general corporate purposes. The notes are guaranteed by NWA Corp.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference and will be set forth under the headings "General Information—Section 16(a) Beneficial Ownership Reporting Compliance", "Information about our Board of Directors", and "Election of Directors—Information Concerning Director—Nominees" to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year. The information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference and will be set forth under the headings "Information about our Board of Directors—Compensation of Directors," "Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference and will be set forth under the heading "Beneficial Ownership of Securities" to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference and will be set forth under the headings "Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation" and "Information about our Board of Directors—Related Party Transactions" to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference and will be set forth under the heading "Relationship with Independent Public Accountants" to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following is an index of the financial statements, schedules and exhibits included in this Report.

(a)	1. Financial Statements
Consolidated Balance Sheets—December 31, 2003 and December 31, 2002
Consolidated Statements of Operations—For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Common Stockholders' Equity (Deficit)—For the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
2. Financial Statement Schedule:
Schedule II-Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2003, 2002 and 2001
Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits

        The following is an index of the exhibits included in this Report or incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 4.1 to the Registration Statement on Form S-3, File No. 333-69655 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Northwest Airlines Corporation.
3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest's Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).
3.4	Bylaws of Northwest Airlines, Inc. (filed as Exhibit 4.2 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
4.1	Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.2	Certificate of Designation of Series D Junior Participating Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.3	Rights Agreement dated as of November 20, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent.

4.4	The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4) of Regulation S-K.
10.1	Standstill Agreement dated as of November 15, 2000 among Continental Airlines, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Northwest Airlines, Inc. (filed as Exhibit 99.8 to Continental Airlines, Inc.'s Current Report on Form 8-K dated November 15, 2000 and incorporated herein by reference).
10.2	Amended and Restated Standstill Agreement dated May 1, 1998 between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation.
10.3	First Amended and Restated Common Stock Registration Rights Agreement dated as of September 9, 1994 among Northwest Airlines Corporation, the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 10.9 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	Acknowledgement dated November 20, 1998 of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated Common Stock Registration Rights Agreement.
10.5	Airport Use and Lease Agreement dated as of June 21, 2003 between The Charter County of Wayne, Michigan and Northwest Airlines, Inc. (filed as Exhibit 10.7 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.6	Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.7	Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest Airlines, Inc. and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
10.8	Credit and Guarantee Agreement dated as of October 24, 2000 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein (filed as Exhibit 10.21 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9	Second Amendment dated as of October 23, 2001 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.10	Third Amendment dated as of September 9, 2002 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.11	Fourth Amendment dated as of February 14, 2003 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.12	Fifth Amendment dated as of May 1, 2003 to Credit and Guarantee Agreement among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lending institutions named therein dated as of October 24, 2000 (filed as Exhibit 10.2 to NWA Corp.'s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.13	Corrected Schedule I and Schedule II to Aircraft Mortgage and Security Agreement included in Exhibit 10.13 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 (filed in substitution) (filed as Exhibit 10.2 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
10.14	A319-100 Purchase Agreement dated as of September 19, 1997 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.15	A330 Purchase Agreement dated as of December 21, 2000 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.16	Amendment No. 1 to A330 Purchase Agreement dated as of November 26, 2001 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.14 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).
10.17	Amendment No. 2 to A330 Purchase Agreement dated as of December 20, 2002 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.15 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).
10.18	Amendment No. 3 to A330 Purchase Agreement dated as of April 30, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).
10.19	Amendment No. 4 to A330 Purchase Agreement dated as of December 18, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).
10.20	Bombardier CRJ440 Purchase Agreement dated as of July 6, 2001 between Bombardier Inc. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).
10.21	Preliminary Confirmation and Master Agreement dated October 29, 2003 and January 15, 1997, respectively, between Citibank, N.A. and Northwest Airlines Corporation (filed as Exhibit 10.1 to NWA Corp.'s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
10.22	Consulting Agreement dated as of December 20, 2002 between Northwest Airlines, Inc. and Aviation Consultants LLC (filed as Exhibit 10.19 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.23	Agreement dated May 6, 2003 by and between the United States of America (acting through the Transportation Security Administration) and Northwest Airlines, Inc. pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003.

*10.24	Management Compensation Agreement dated as of June 28, 2001 between Northwest Airlines, Inc. and Richard H. Anderson (filed as Exhibit 10.17 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.25	Management Compensation Agreement dated as of June 28, 2001 between Northwest Airlines, Inc. and Douglas M. Steenland (filed as Exhibit 10.18 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.26	Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and J. Timothy Griffin (filed as Exhibit 10.20 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.27	Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and Philip C. Haan (filed as Exhibit 10.21 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.28	Management Compensation Agreement dated as of September 27, 2002 between Northwest Airlines, Inc. and Bernard L. Han (filed as Exhibit 10.23 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
*10.29	Northwest Airlines, Inc. Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.30	Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.23 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.31	Northwest Airlines, Inc. Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.24 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.32	Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended (filed as Exhibit 10.26 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.33	2001 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.43 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.34	Northwest Airlines Corporation 1998 Pilots Stock Option Plan.
*10.35	Amendment to Northwest Airlines Corporation 1998 Pilots Stock Option Plan.
*10.36	Form of Non-Qualified Stock Option Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.28 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.37	Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.39 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.38	Form of Deferred Stock Award Agreement for executive officers under the 1999 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.40 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
*10.39	Northwest Airlines Corporation E-Commerce Incentive Compensation Program, including form of Award Agreement (filed as Exhibit 10.34 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

*10.40	The Chairman's Long-Term Retention and Incentive Program (filed as Exhibit 10.62 to NWA Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.41	Northwest Airlines, Inc. 2003 Long-Term Cash Incentive Plan, including form of Award Agreement.
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (included in signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*
Compensatory plans in which the directors and executive officers of Northwest participate.

(b)   Reports on Form 8-K:

  (i)
  Report dated October 16, 2003, reporting Item 5. "Other Events and Regulation FD Disclosure" and Item 9. "Regulation FD Disclosure." No financial statements were filed with the report, which included a press release announcing our financial results for the third quarter of 2003 and a letter to investors and analysts on forward looking guidance.

  (ii)
  Report dated October 29, 2003, reporting Item 5. "Other Events and Regulation FD Disclosure." No financial statements were filed with the report, which included a press release announcing the intention to issue convertible senior notes due 2023, issued October 29, 2003, announcing the pricing of 7.625% convertible senior notes due 2023, issued October 30, 2003, and announcing the launch of an offer to exchange 10.5% secured pass-through certificates for certain unsecured notes, issued October 30, 2003.

(c)   Exhibits:

  (i)
  See Item 15(a)(3).

(d)   Financial Statement Schedules:

  (ii)
  See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of March 2004.

NORTHWEST AIRLINES CORPORATION
By:	/s/ JAMES G. MATHEWS James G. Mathews Vice President—Finance and Chief Accounting Officer (principal accounting officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Richard H. Anderson, Bernard L. Han and James G. Mathews, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for such individual and in such individual's name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 4th day of March 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ RICHARD H. ANDERSON Richard H. Anderson Chief Executive Officer and Director (principal executive officer)
/s/ BERNARD L. HAN Bernard L. Han Executive Vice President & Chief Financial Officer (principal financial officer)
/s/ JAMES G. MATHEWS James G. Mathews Vice President—Finance and Chief Accounting Officer (principal accounting officer)
/s/ GARY L. WILSON Gary L. Wilson Chairman of the Board Director
/s/ RAY W. BENNING, JR. Ray W. Benning, Jr. Director
/s/ RICHARD C. BLUM Richard C. Blum Director
/s/ ALFRED A. CHECCHI Alfred A. Checchi Director
/s/ JOHN ENGLER John Engler Director
/s/ ROBERT L. FRIEDMAN Robert L. Friedman Director
/s/ DORIS KEARNS GOODWIN Doris Kearns Goodwin Director
/s/ DENNIS F. HIGHTOWER Dennis F. Hightower Director
/s/ GEORGE J. KOURPIAS George J. Kourpias Director
/s/ FREDERIC V. MALEK Frederic V. Malek Director
/s/ V. A. RAVINDRAN V. A. Ravindran Director
/s/ MICHAEL G. RISTOW Michael G. Ristow Director
/s/ DOUGLAS M. STEENLAND Douglas M. Steenland President and Director
Leo M. van Wijk Director

NORTHWEST AIRLINES CORPORATION
SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Col. A	Col. B	Col. C			Col. B		Col. B
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$19	$11	$—		$11	(1)	$19
Accumulated allowance for depreciation of flight equipment spare parts	175	25	5	(2)	3	(3)	202
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	20	9	—		10	(1)	19
Accumulated allowance for depreciation of flight equipment spare parts	121	67	22	(2)	35	(3)	175
Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts	16	12	—		8	(1)	20
Accumulated allowance for depreciation of flight equipment spare parts	131	32	2	(2)	44	(3)	121

(1)
Uncollectible accounts written off, net of recoveries

(2)
Interaccount transfers

(3)
Dispositions and write-offs

S-1