Form 10-Q
period 2004-03-31
NORTHWEST AIRLINES CORP
filed 2004-05-06
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of March 31, 2004, there were 86,132,067 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
(Unaudited, in millions except per share amounts)	2004	2003
Operating Revenues
Passenger	$1,963	$1,799
Regional carrier revenues	217	173
Cargo	183	167
Other	240	236
Total operating revenues	2,603	2,375

Operating Expenses
Salaries, wages and benefits	937	1,045
Aircraft fuel and taxes	450	411
Selling and marketing	175	176
Other rentals and landing fees	146	143
Depreciation and amortization	141	142
Aircraft rentals	114	118
Aircraft maintenance materials and repairs	111	133
Regional carrier expenses	256	125
Other	381	408
Total operating expenses	2,711	2,701

Operating Income (Loss)	(108)	(326)

Other Income (Expense)
Interest expense, net	(132)	(111)
Interest of mandatorily redeemable security holder	—	(6)
Investment income	13	9
Other	4	8
Total other income (expense)	(115)	(100)

Income (Loss) Before Income Taxes	(223)	(426)

Income tax benefit	—	(30)

Net Income (Loss)	(223)	(396)

Preferred stock requirements	(7)	—

Net Income (Loss) Applicable to Common Stockholders	$(230)	$(396)

Earnings (Loss) per common share:
Basic	$(2.67)	$(4.62)

Diluted	$(2.67)	$(4.62)

Average shares used in computation:
Basic	86	86
Diluted	86	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	March 31 2004	December 31 2003

Assets

Current Assets
Cash and cash equivalents	$1,792	$1,608
Unrestricted short-term investments	1,144	1,149
Restricted short-term investments	172	126
Accounts receivable, net	473	478
Flight equipment spare parts, net	164	174
Prepaid expenses and other	523	447
Total current assets	4,268	3,982

Property and Equipment
Flight equipment, net	6,850	6,698
Other property and equipment, net	735	725
Total property and equipment	7,585	7,423

Flight Equipment Under Capital Leases, net	162	250

Other Assets
Intangible pension asset	750	750
International routes	634	634
Investments in affiliated companies	69	67
Other	965	1,048
Total other assets	2,418	2,499
Total Assets	$14,433	$14,154

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,512	$1,272
Accounts payable and other liabilities	2,163	2,274
Current maturities of long-term debt and capital lease obligations	845	733
Total current liabilities	4,520	4,279

Long-Term Debt	7,260	7,198

Long-Term Obligations Under Capital Leases	339	354

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,464	3,228
Deferred income taxes	148	146
Other	709	724
Total deferred credits and other liabilities	4,321	4,098

Preferred Redeemable Stock	242	236

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,461	1,460
Accumulated deficit	(1,314)	(1,083)
Accumulated other comprehensive income (loss)	(1,351)	(1,340)
Treasury stock	(1,046)	(1,049)
Total common stockholders’ equity (deficit)	(2,249)	(2,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,433	$14,154

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Unaudited, in millions)	2004	2003

Cash Flows from Operating Activities
Net loss	$(223)	$(396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141	142
Income tax expense (benefit)	—	(30)
Net receipts (payments) of income taxes	(3)	217
Pension and other postretirement benefit contributions less than expense	114	164
Changes in certain assets and liabilities	174	86
Other, net	(5)	4
Net cash provided by (used in) operating activities	198	187

Cash Flows from Investment Activities
Capital expenditures	(132)	(168)
Net increase in restricted short-term investments	(31)	(45)
Other, net	12	—
Net cash provided by (used in) investing activities	(151)	(213)

Cash Flows from Financing Activities
Proceeds from long-term debt	388	163
Payments of long-term debt and capital lease obligations	(245)	(73)
Other, net	(6)	(6)
Net cash provided by (used in) financing activities	137	84

Increase (Decrease) in Cash and Cash Equivalents	184	58

Cash and cash equivalents at beginning of period	1,608	2,097
Cash and cash equivalents at end of period	$1,792	$2,155

Cash and cash equivalents and unrestricted short-term investments at end of period	2,936	2,155

Supplemental Cash Flow Information:
Interest paid	$101	$90

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$19	$49

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company’s accounting and reporting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for 2003.

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

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  As noted in the Company’s Form 8-K filed with the SEC on January 28, 2004, regional carrier revenues and related Airline Service Agreement (“ASA”) payments previously reported as a net amount in passenger revenues are now reported separately in revenues and expenses for all periods presented.

Note 2 – Recent Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires the disclosure in interim reports of the amount of net periodic benefit cost recognized for the period and the total amount of contributions paid and expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.  The Company adopted the provisions of this revised statement as of December 31, 2003, and has included the required disclosures in Note 10 – Pension and Other Postretirement Benefits.

Note 3 – Segment Information

The Company is managed as one cohesive business unit, for which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended March 31
	2004	2003
Domestic	$1,796	$1,627
Pacific	553	511
Atlantic	254	237
Operating revenues	$2,603	$2,375

Note 4 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31
	2004	2003
Numerator:
Net income (loss) (in millions)	$(223)	$(396)
Preferred stock requirements (in millions)	(7)	—
Net income (loss) applicable to common shareholders (in millions)	$(230)	$(396)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	86,114,328	85,825,747

Earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(2.59)	$(4.62)
Preferred stock requirements	(0.08)	—
Net income (loss) applicable to common shareholders	$(2.67)	$(4.62)

For the three months ended March 31, 2004 and 2003, 876,803 and 6,606,539 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

The dilutive securities described above do not include employee stock options of 1,301,747 and 3,703,944 as of March 31, 2004 and 2003, respectively, because the exercise prices of these options are greater than the average market price of the common stock for the respective periods.  Additionally, 19.1 million shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 were also excluded from the March 31, 2004 dilutive securities because the contingent conversion features of the notes had not been met.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Three months ended March 31
	2004	2003
Net income (loss)	$(223)	$(396)
Minimum pension liability adjustments	—	(156)
Change in unrealized gain/loss on available-for-sale securities	1	—
Change in deferred gain/loss from hedging activities	(13)	22
Foreign currency translation adjustments	2	(1)
Comprehensive income (loss)	$(233)	$(531)

Note 6 – Stock-based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and accounts for this change in accounting principle using the “prospective method” as described by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.

For the three months ended March 31, 2004 and 2003, the pro forma net loss and loss per share assuming the fair value based method had been applied to all outstanding option awards are materially the same as the reported amounts because a minimal number of outstanding options were granted prior to January 1, 2003.

Note 7 – Income Taxes

Under the provisions of SFAS No. 109, Accounting for Income Taxes, the realization of future tax benefits of a net deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  SFAS No. 109 requires that all available evidence be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, a company’s financial performance for the current and prior two years, the market environment in which a company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  As a result of the Company’s cumulative losses over the past three fiscal years and the full utilization of its loss carryback potential, future pre-tax losses are not expected to be reduced by the recognition of associated tax benefits at least until a net deferred tax liability is generated or the Company achieves substantial profitability.

Note 8 – Long-term Debt

At March 31, 2004 maturities of long-term debt, excluding capital lease obligations, through December 31, 2008 are as follows (in millions):

2004	$527
2005	1,490
2006	802
2007	813
2008	512

The amount due in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities.  The facilities currently bear interest at a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.25% (4.40% as of April 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of borrowings under the credit facility could be accelerated by the banks.  While the Company currently believes that it will satisfy this requirement, compliance with the covenant depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company’s control.

On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due 2009.  The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity.  Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%.  Proceeds from the notes will be used for working capital and general corporate purposes.   The notes are guaranteed by NWA Corp.

In March and April 2004, the Company repaid the remaining $333 million outstanding under two issues of unsecured notes, as scheduled, with a combined original face amount of $350 million.  On March 15, $138 million of 8.375% senior unsecured notes were repaid, net of $12 million previously exchanged for newly issued notes in conjunction with an exchange offer in December 2003.  The 8.375% unsecured notes were originally issued in 1997.  Additionally, the Company repaid $195 million of 8.52% senior unsecured notes that matured on April 7, net of $5 million previously exchanged for newly issued notes in conjunction with the same December 2003 exchange offer. The 8.52% unsecured notes were originally issued in 1998.

Note 9 – Fleet Information and Commitments

The following table presents the number of aircraft in service and on firm order as of March 31, 2004:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service	Total Aircraft in Service	Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	58	—	12	—	70	7
A320	148	43	4	31	(2)	76	6
A330-200	243	—	—	—	—	—	10
A330-300	298	6	—	—	—	6	8

Boeing:
757-200	180-184	29	8	19	(5)	51	—
757-300	224	16	—	—	—	16	—
747-200	353-430	12	—	5	(10)	7	—
747-400	403	4	—	12	—	16	—

DC9	78-125	155	—	10	(9)	156	—
DC10	273	14	—	8	—	22	—
		337	12	97	(26)	420	31

Freighter Aircraft
Boeing 747-200F		5	—	7	—	12	—

Total Northwest Operated Aircraft		342	12	104	(26)	432	31

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	87	—	87	42
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	161	—	171	42

Total Aircraft		352	12	265	(26)	603	73

Committed expenditures for the 73 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.30 billion for the remainder of 2004, $748 million in 2005, $568 million in 2006, $202 million in 2007 and $188 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines.  In the event the manufacturer does not provide financing for the regional aircraft, the Company is not obligated to take delivery.

Note 10 – Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended March 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$63	$65	$7	$7
Interest cost	134	130	13	11
Expected return on plan assets	(124)	(121)	—	—
Amortization of prior service cost	19	19	(2)	(2)
Recognized net actuarial loss and other events	20	68	6	4
Net periodic benefit cost	$112	$161	$24	$20

On December 23, 2003, the Company applied to the IRS to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which reduces the Company’s required contributions through two mechanisms: 1) certain companies may elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company has made; and 2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30 year U.S. Treasury rates.

Including the impact of the new legislation, the Company’s 2004 calendar year cash contributions to qualified pension plans is expected to approximate $255 million.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The U.S. airline industry continues to face unprecedented challenges.  Although the U.S. economy has shown recent evidence of strengthening, revenues for the industry as a whole have remained significantly below the levels that would have been expected based on historical trends.  This decline has resulted from the rapid growth of low cost airlines, increased distribution through the Internet, higher taxes levied on airline passengers, fear of additional terrorist activities and inconveniences introduced by new airport security initiatives.  Moreover, Northwest continues to be impacted by events that have depressed the global demand for air travel, including the ongoing effects of the September 11, 2001 attacks, the Iraq War and its aftermath, and the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in several countries the Company serves.

Many airlines, including Northwest, continue to suffer from operating expenses that are out of line with the new revenue environment, with labor costs remaining the single largest obstacle to financial recovery.  In addition, the price of aircraft fuel during the most recent quarter reached levels not seen since the Gulf War of the early 1990s, further eroding financial results.  See “Northwest and the Current Status of the Airline Industry - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s December 31, 2003 Annual Report on Form 10-K for a detailed discussion of the factors contributing to the revenue shortfall and other financial and operational challenges the Company faces.

For the quarter ended March 31, 2004, the Company reported a net loss applicable to common stockholders of $230 million and an operating loss of $108 million, versus net and operating losses of $396 million and $326 million for the quarter ended March 31, 2003, respectively.  Net loss per common share was $2.67 in the first quarter of 2004 compared with a net loss per common share of $4.62 in the first quarter of 2003.

The March 2003 quarter results included $78 million in pre-tax charges for severance and pension curtailment expenses associated with workforce reductions, which were necessitated by a decrease in capacity in response to the Iraq War.  The net loss for that period also reflected a reduced tax benefit, which was limited to $30 million under prevailing accounting requirements due to the Company’s net deferred tax asset position and recent history of losses.  As described previously in Note 7 – Income Taxes, no tax benefit was reflected in the March 2004 quarterly results.

Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations also include other subsidiaries, of which MLT Inc. (“MLT”) is presently the most significant.  However, the Company’s 2003 financial statements also included the results of Pinnacle Airlines, Inc. (“Pinnacle Airlines”).  On November 24, 2003 the Company completed an initial public offering of 88.6% of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines.  As a result of this offering, the Company no longer consolidates the financial results of Pinnacle Airlines Corp., which modestly affects year-over-year comparisons.

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

Information with respect to the Company’s operating statistics follows (1):

	Three months ended March 31
	2004		2003		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	21,831		22,526		(3.1)
Revenue passenger miles (RPM) (millions)	16,705		16,562		0.9
Passenger load factor	76.5%		73.5%		3.0	pts.
Revenue passengers (millions)	12.5		12.3		1.9
Passenger revenue per RPM (yield)	11.75	¢	10.87	¢	8.1
Passenger revenue per ASM (RASM)	8.99	¢	7.99	¢	12.5

Total operating ASM (millions)	21,894		22,737		(3.7)
Passenger service operating expense per total ASM(2)(3)	10.23	¢	10.16	¢	0.7

Cargo ton miles (millions)	540		484		11.6
Cargo revenue per ton mile	33.79	¢	34.45	¢	(1.9)

Fuel gallons consumed (millions)	421		442		(4.8)
Average fuel cost per gallon, excluding taxes	100.16	¢	84.85	¢	18.0

Number of operating aircraft at end of period	432		435		(0.7)
Full-time equivalent employees at end of period	39,230		42,781		(8.3)

(1)          All statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”) and is comparable to statistics reported by other major network airlines.

(2)          These financial measures exclude non-passenger service expenses.  The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(3)          A reconciliation of passenger service operating expenses to total operating expenses is provided below:

	Three months ended March 31
(In millions)	2004	2003
Passenger service operating expenses (a)	$2,240	$2,311
Freighter operations	140	121
MLT Inc. - net of intercompany eliminations	60	72
Regional carriers - net of intercompany eliminations	256	188	(b)
Other	15	9
Operating expenses	$2,711	$2,701

(a)	Included in passenger service operating expenses are the following:

	Three months ended March 31
	2004		2003
Curtailment expenses	—		(58)
Severance expenses	—		(20)
	—		(78)
Per total ASM	—	¢	0.34 ¢

(b)         The amount shown in 2003 includes regional carrier expenses as well as Pinnacle Airlines, Inc. operating expenses, net of eliminations.  Pinnacle Airlines, Inc. results were consolidated with the Company’s financial statements prior to its initial public offering on November 24, 2003.

Results of Operations—Three months ended March 31, 2004 and 2003

Operating Revenues.  Operating revenues increased 9.6% ($228 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 9.1% ($164 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$1,963		$1,376		$393		$194

Increase (Decrease) from 2003:
Passenger revenues (in millions)	$164		$103		$28		$33
Percent	9.1%		8.1%		7.5%		20.6%

Scheduled service ASMs (capacity)	(3.1)%		0.8%		(13.5)%		0.7%
Scheduled service RPMs (traffic)	0.9%		1.9%		(4.3)%		8.7%
Passenger load factor	3.0	pts.	0.7	pts.	8.5	pts.	5.9	pts.
Yield	8.1%		6.1%		12.4%		11.0%
Passenger RASM	12.5%		7.3%		24.4%		19.7%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved yields and slightly higher traffic.

•                  Pacific passenger revenues increased due to significantly improved yields, partially offset by lower traffic.

•                  Atlantic passenger revenues increased due to substantially improved traffic and yields.

The year-over-year comparisons noted above are affected by the negative impact of SARS and the Iraq War, which were significantly greater in the March 2003 quarter than in the current period.

Regional carrier revenues increased 25.4% ($44 million) to $217 million, due primarily to the increased capacity from 29 additional Bombardier CRJ aircraft that have entered service since March 31, 2003.

Cargo revenues increased 9.6% ($16 million) to $183 million due to 11.6% more cargo ton miles flown.  Other revenue increased 1.7% ($4 million) as a result of increased rental revenue and higher ticket change fees, partially offset by lower ground support revenues and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 0.4% ($10 million) for the three months ended March 31, 2004.  The following table and notes present operating expenses for the three months ended March 31, 2004 and 2003 and describe significant year-over-year variances:

	Three months ended		Increase (Decrease)	Percent
(in millions)	2004	2003	from 2003	Change	Note
Operating Expenses
Salaries, wages and benefits	$937	$1,045	$(108)	(10.3% )	A
Aircraft fuel and taxes	450	411	39	9.5	B
Selling and marketing	175	176	(1)	(0.6)	C
Other rentals and landing fees	146	143	3	2.1	D
Depreciation and amortization	141	142	(1)	(0.7)	E
Aircraft maintenance materials and repairs	111	133	(22)	(16.5)	F
Regional carrier expenses	256	125	131	104.8	G
Aircraft rentals	114	118	(4)	(3.4)	H
Other	381	408	(27)	(6.6)	I
Total operating expenses	$2,711	$2,701	$10	0.4%

A.           Salaries, wages and benefits decreased primarily due to $20 million of severance expenses and a $58 million pension curtailment charge both recorded in 2003, the consolidation of Pinnacle Airlines in 2003 (prior to its initial public offering in November), and an 8.3% decrease in average full-time equivalent employees.  These were partially offset by higher ongoing pension expense and annual wage rate increases.

B.             Aircraft fuel and taxes were higher due to an 18.0% increase in the average fuel cost per gallon to $1.00, net of hedging transactions, partially offset by the consolidation of Pinnacle Airlines in 2003, 4.8% fewer gallons consumed as a result of reduced capacity and the use of more fuel efficient aircraft.  Fuel hedge transactions reduced fuel costs by $49 million in the first quarter of 2003.

C.             Selling and marketing expense remained relatively unchanged.

D.            Other rentals and landing fee rates were higher across the system, but were largely offset by lower volume.

E.              Depreciation expense remained relatively unchanged as the cost associated with new deliveries was offset by certain assets becoming fully depreciated.

F.              Aircraft maintenance materials and repairs decreased by $22 million, due primarily to lower material usage and a reduced level of flying.

G.             The increase in regional carrier expenses was largely due to the 2003 elimination of $98 million of airline service agreement (“ASA”) payments to Pinnacle Airlines, which was a wholly-owned subsidiary of Northwest until its initial public offering on November 24, 2003.  The remaining increase of $33 million was primarily driven by the addition of 29 CRJ aircraft leased by Pinnacle Airlines from Northwest since March 31, 2003 and increased fuel costs.

H.            Aircraft rental expense remained relatively unchanged.  Increases from additional leased aircraft and higher synthetic lease amortization were offset by the consolidation of Pinnacle Airlines in 2003.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower MLT operating expenses and the consolidation of Pinnacle Airlines in 2003.

Other Income and Expense.  Non-operating expense increased 15.0% ($15 million) primarily due to higher interest expense related to increased debt levels and reduced earnings of affiliates, primarily from the 2003 sale of Worldspan L.P.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash, cash equivalents and short-term investments of $3.11 billion.  This amount includes $172 million of restricted short-term investments (which may include amounts held as cash), resulting in liquidity of $2.94 billion.

Cash flows. Liquidity increased by $179 million during the quarter, largely due to cash flows from operations and proceeds from the issuance of $300 million unsecured notes due in 2009, partially offset by capital expenditures, the repayment of $138 million of unsecured notes in March, 2004, and other scheduled debt payments.

Net cash provided by operating activities for the three months ended March 31, 2004 was $198 million, an $11 million increase from the $187 million of cash provided by operating activities for the three months ended March 31, 2003.  This increase resulted from a lower net loss in 2004 and a higher level of forward bookings, offset by proceeds from a substantial tax refund and the settlement of fuel hedge contracts in 2003.

Investing activities consisted primarily of capital expenditures on aircraft, facility improvements and ground equipment purchases, and included the acquisition of the following aircraft:

	Three months ended March 31
	2004	2003
Airbus A319	—	2
Airbus A330-300	1	—
Boeing 757-300	—	2
	1	4

Financing activities in the first quarter of 2004 consisted primarily of financing one Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due 2009, repayment of $138 million unsecured notes due in March 2004, plus payment of other debt and capital lease obligations.  Financing activities in the first quarter of 2003 consisted primarily of financing two Airbus A319 aircraft and one Boeing 757-300 aircraft with escrowed funds from pass-through certificate offerings and one Boeing 757-300 aircraft with long-term debt, plus payment of debt and capital lease obligations.

In addition to the purchase of the aircraft discussed above, the Company took delivery of 11 Bombardier CRJ aircraft during the three months ended March 31, 2004.  These aircraft were financed with long-term operating leases and subleased to Pinnacle Airlines.

Debt. At March 31, 2004, maturities of long-term debt excluding capital lease obligations through December 31, 2008 are as follows (in millions):

2004	$527
2005	1,490
2006	802
2007	813
2008	512

The amount due in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities.  The Company’s secured credit facilities at March 31, 2004, consisted of a $725 million revolving credit facility ($12 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2004 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005.  Borrowings under the credit agreement are secured by the Company’s Pacific route system and certain aircraft.  Borrowings under both revolving credit facilities bear interest at a variable rate equal to the three-month LIBOR plus 3.25% (4.40% at April 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of the borrowings under the credit facility could be accelerated by the banks.  While the Company currently believes that it will satisfy this requirement, compliance with the covenant depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company’s control.

On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due 2009.  The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity.  Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%.  Proceeds from the notes will be used for working capital and general corporate purposes.   The notes are guaranteed by NWA Corp.

In March and April 2004, the Company repaid the remaining $333 million outstanding under two issues of unsecured notes, as scheduled, with a combined original face amount of $350 million.  On March 15, $138 million of 8.375% senior unsecured notes were repaid, net of $12 million previously exchanged for newly issued notes in conjunction with an exchange offer in December 2003.  The 8.375% unsecured notes were originally issued in 1997.  Additionally, the Company repaid $195 million of 8.52% senior unsecured notes that matured on April 7, net of $5 million previously exchanged for newly issued notes in conjunction with the same December 2003 exchange offer. The 8.52% unsecured notes were originally issued in 1998.

Aircraft Commitments.  Committed expenditures for the 73 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.30 billion for the remainder of 2004, $748 million in 2005, $568 million in 2006, $202 million in 2007 and $188 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines.  In the event the manufacturer does not provide financing for the regional aircraft, the Company is not obligated to take delivery.

Pension Funding Obligations.  The Company has several noncontributory pension plans covering substantially all of its employees.  As of December 31, 2003, the Company’s plans were substantially underfunded as measured under the provisions of SFAS No. 87, Employers’ Accounting for Pensions.  Projected benefit obligations under the plans totaled $8.55 billion, approximately $3.75 billion in excess of the fair value of plan assets.  Pension funding requirements are dependent upon various factors, including interest rate levels, asset returns, regulatory requirements for funding purposes and changes to pension plan benefits.  Absent favorable changes to these factors, the Company will have to satisfy the underfunded amounts of its plans through cash contributions over time.

On April 15, 2003, the IRS approved the application submitted by the Company to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees.  The Company satisfied the conditions for waiving plan year 2003 contributions by granting the plans a lien on certain assets of the Company (certain domestic slots, international routes, aircraft and engines).

On December 23, 2003, the Company applied to the IRS to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which reduces the Company’s required contributions through two mechanisms: 1) certain companies may elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company has made; and 2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30 year U.S. Treasury rates.

Including the impact of the new legislation, the Company’s 2004 calendar year cash contributions to qualified pension plans is expected to approximate $255 million.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Other Information

Labor Agreements. Approximately 90% of the Company’s employees are members of collective bargaining units.  The Company has entered into mediation with the International Association of Machinists and Aerospace Workers under the supervision of the National Mediation Board.  The Company has also commenced negotiations with the Air Line Pilots Association under the provisions of the Railway Labor Act and is in discussions with the rest of its labor unions in an effort to align wages, benefits and work rules with the industry’s new revenue environment and to remain competitive with other airlines achieving permanent cost reductions through bankruptcy proceedings or the threat of bankruptcy proceedings.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen. Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales from time-to-time.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its first quarter 2004 or 2003 yen-denominated sales.  The average yen rate for the quarters ended March 31, 2004 and 2003 was 107 and 119, respectively.  At March 31, 2004, the Company has hedged approximately 28% and 8% of its remaining 2004 and 2005 anticipated yen-denominated sales at an average rate of 114 and 106 yen per U.S. dollar, respectively, and has recorded $22.9 million of unrealized losses in accumulated other comprehensive income associated with those hedges.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price of aircraft fuel.  In order to provide a measure of control over price, the Company periodically hedges a portion of the price risk of fuel costs, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  As of April 28, 2004, the Company has hedged the price of approximately 27% of its projected fuel requirements for the second quarter of 2004 through collars established at a crude oil price of $34 to $39 per barrel.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS or other influenza or contagious illnesses, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2003.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2003.

McCoy-Johnson v. Northwest Airlines, Rodney v. Northwest Airlines, and Sax vs. Northwest Airlines.  On March 31, 2004, the Court denied the plaintiffs’ motion for class certification in the Rodney and Sax cases.  The plaintiffs have appealed the denial of class certification.  The plaintiffs have not moved for class certification in the McCoy-Johnson case.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits:

10.1                           Amendment No. 3 to the A330 Purchase Agreement, dated April 30, 2003, between AVSA, S.A.R.L. and Northwest Airlines Inc. originally included in Exhibit 10.18 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed in substitution thereof (filed as Exhibit 10.1 to NWA Corp.’s Form S-3, file no. 333-113623, and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been granted by the Securities and Exchange Commission; omitted portions have been separately filed with the Securities and Exchange Commission).

10.2                           Amendment No. 4 to the A330 Purchase Agreement, dated December 18, 2003, between AVSA, S.A.R.L. and Northwest Airlines Inc. originally included in Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed in substitution thereof (filed as Exhibit 10.2 to NWA Corp.’s Form S-3, file no. 333-113623, and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been granted by the Securities and Exchange Commission; omitted portions have been separately filed with the Securities and Exchange Commission).

12.1                           Computation of Ratio of Earnings to Fixed Charges

12.2                           Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements

31.1                           Rule 13a-14(a)/15d-14(a) Certification

31.2                           Rule 13a-14(a)/15d-14(a) Certification

32.1                           Section 1350 Certification

32.2                           Section 1350 Certification

(b)   Reports on Form 8-K:

On January 28, 2004, the Company filed a Form 8-K containing a press release issued January 23, 2004, and forward looking guidance.  This press release contained the Company’s fourth quarter and full year 2003 earnings release and forward looking guidance, which was also provided in the Company’s fourth quarter 2003 earnings conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of May 2004.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 3 to the A330 Purchase Agreement, dated April 30, 2003, between AVSA, S.A.R.L. and Northwest Airlines Inc. originally included in Exhibit 10.18 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed in substitution thereof (filed as Exhibit 10.1 to NWA Corp.’s Form S-3, file no. 333-113623, and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been granted the Securities and Exchange Commission; omitted portions have been separately filed with by the Securities and Exchange Commission).

10.2

Amendment No. 4 to the A330 Purchase Agreement, dated December 18, 2003, between AVSA, S.A.R.L. and Northwest Airlines Inc. originally included in Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed in substitution thereof (filed as Exhibit 10.2 to NWA Corp.’s Form S-3, file no. 333-113623, and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a request for confidential treatment which has been granted by the Securities and Exchange Commission; omitted portions have been separately filed with the Securities and Exchange Commission).

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification