Form 10-Q
period 2004-06-30
NORTHWEST AIRLINES CORP
filed 2004-07-23
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 0-23642

NORTHWEST AIRLINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

(612) 726-2111

(Registrant’s telephone number, including area code)

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

As of June 30, 2004, there were 86,426,363 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited, in millions except per share amounts)	2004	2003	2004	2003
Operating Revenues
Passenger	$2,180	$1,818	$4,143	$3,617
Regional carrier revenues	274	214	491	387
Cargo	193	181	376	348
Other	224	210	464	446
Total operating revenues	2,871	2,423	5,474	4,798

Operating Expenses
Salaries, wages and benefits	964	944	1,901	1,989
Aircraft fuel and taxes	499	375	949	786
Depreciation and amortization	237	162	378	304
Selling and marketing	204	170	379	346
Other rentals and landing fees	149	138	295	281
Aircraft rentals	115	120	229	238
Aircraft maintenance materials and repairs	109	95	220	228
Regional carrier expenses	288	126	544	251
Other	358	366	739	774
Total operating expenses	2,923	2,496	5,634	5,197

Operating Income (Loss)	(52)	(73)	(160)	(399)

Other Income (Expense)
U. S. Government Appropriations	—	209	—	209
Interest expense, net	(125)	(113)	(257)	(224)
Interest of mandatorily redeemable security holder	—	(6)	—	(12)
Investment income	13	11	26	20
Gain (loss), other	(11)	199	(7)	207
Total other income (expense)	(123)	300	(238)	200

Income (Loss) Before Income Taxes	(175)	227	(398)	(199)

Income tax benefit	—	—	—	(30)

Net Income (Loss)	(175)	227	(398)	(169)

Preferred stock requirements	(7)	—	(14)	—

Net Income (Loss) Applicable to Common Stockholders	$(182)	$227	$(412)	$(169)

Earnings (loss) per common share:
Basic	$(2.11)	$2.64	$(4.77)	$(1.97)

Diluted	$(2.11)	$2.45	$(4.77)	$(1.97)

Average shares used in computation:
Basic	86	86	86	86
Diluted	86	93	86	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	June 30 2004	December 31 2003

Assets

Current Assets
Cash and cash equivalents	$1,687	$1,608
Unrestricted short-term investments	1,170	1,149
Restricted short-term investments	131	126
Accounts receivable, net	495	478
Flight equipment spare parts, net	136	174
Prepaid expenses and other	562	447
Total current assets	4,181	3,982

Property and Equipment
Flight equipment, net	6,965	6,698
Other property and equipment, net	733	725
Total property and equipment	7,698	7,423

Flight Equipment Under Capital Leases, net	161	250

Other Assets
Intangible pension asset	750	750
International routes	634	634
Investments in affiliated companies	70	67
Other	897	1,048
Total other assets	2,351	2,499
Total Assets	$14,391	$14,154

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,655	$1,272
Accounts payable and other liabilities	2,205	2,274
Current maturities of long-term debt and capital lease obligations	611	733
Total current liabilities	4,471	4,279

Long-Term Debt	7,393	7,198

Long-Term Obligations Under Capital Leases	339	354

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,474	3,228
Deferred income taxes	148	146
Other	738	724
Total deferred credits and other liabilities	4,360	4,098

Preferred Redeemable Stock	249	236

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,464	1,460
Accumulated deficit	(1,499)	(1,083)
Accumulated other comprehensive income (loss)	(1,351)	(1,340)
Treasury stock	(1,036)	(1,049)
Total common stockholders’ equity (deficit)	(2,421)	(2,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,391	$14,154

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Unaudited, in millions)	2004	2003

Cash Flows from Operating Activities
Net loss	$(398)	$(169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment in Worldspan L.P.	—	(199)
Depreciation and amortization	378	304
Income tax expense (benefit)	—	(30)
Net receipts (payments) of income taxes	(3)	216
Pension and other postretirement benefit contributions less than expense	140	279
Changes in certain assets and liabilities	284	107
Other, net	24	11
Net cash provided by (used in) operating activities	425	519

Cash Flows from Investment Activities
Capital expenditures	(192)	(386)
Net increase (decrease) in short-term investments	(16)	(16)
Proceeds from sale of investment in Worldspan L.P.	—	278
Other, net	15	23
Net cash provided by (used in) investing activities	(193)	(101)

Cash Flows from Financing Activities
Proceeds from long-term debt	388	499
Payments of long-term debt and capital lease obligations	(534)	(152)
Other, net	(7)	(48)
Net cash provided by (used in) financing activities	(153)	299

Increase (Decrease) in Cash and Cash Equivalents	79	717

Cash and cash equivalents at beginning of period	1,608	2,097
Cash and cash equivalents at end of period	$1,687	$2,814

Cash and cash equivalents and unrestricted short-term investments at end of period	2,857	2,814

Supplemental Cash Flow Information:
Interest paid	$238	$215

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$208	$97

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company’s accounting and reporting policies are summarized in “Note 1 of the Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for 2003.

The Company maintains a Web site at http://www.nwa.com.  Information contained on the Company’s website is not incorporated into this Quarterly Report on Form 10-Q.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through this Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission.

In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, unless otherwise noted, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  As noted in the Company’s Form 8-K filed with the SEC on January 28, 2004, regional carrier revenues and related Airline Service Agreement (“ASA”) payments previously reported as a net amount in passenger revenues are now reported separately in revenues and expenses for all periods presented.

Note 2 – Recent Accounting Pronouncements

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003.  The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-2, which prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004, the Company has elected to defer including the effects of the Act in any measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes.  Clarifying regulations related to the interpretation or determination of actuarially equivalent plans are still pending.  Therefore, any such effects included in the Company’s financial statements would be subject to change once final regulations have been issued.  The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

In December 2003, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires the disclosure in interim reports of the amount of net periodic benefit cost recognized for the period and the total amount of contributions paid and expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.  The Company adopted the provisions of this revised statement as of December 31, 2003, and has included the required disclosures in Note 11 – Pension and Other Postretirement Benefits.

Note 3 – Segment Information

The Company is managed as one cohesive business unit, for which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Domestic	$1,993	$1,674	$3,789	$3,302
Pacific	574	431	1,127	941
Atlantic	304	318	558	555
Operating revenues	$2,871	$2,423	$5,474	$4,798

Note 4 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Numerator:
Net income (loss) (in millions)	$(175)	$227	$(398)	$(169)
Preferred stock requirements (in millions)	(7)	—	(14)	—
Net income (loss) applicable to common shareholders (in millions)	$(182)	$227	$(412)	$(169)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	86,342,487	85,834,989	86,228,407	85,830,393
Effect of dilutive securities:
Series C Preferred Stock	—	6,555,778	—	—
Shares held in non-qualified rabbi trusts	—	3,902	—	—
Employee stock options and unvested restricted shares	—	305,099	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	86,342,487	92,699,768	86,228,407	85,830,393

Basic earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(2.03)	$2.64	$(4.61)	$(1.97)
Preferred stock requirements	(0.08)	—	(0.16)	—
Net income (loss) applicable to common shareholders	$(2.11)	$2.64	$(4.77)	$(1.97)

Diluted earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(2.03)	$2.45	$(4.61)	$(1.97)
Preferred stock requirements	(0.08)	—	(0.16)	—
Net income (loss) applicable to common shareholders	$(2.11)	$2.45	$(4.77)	$(1.97)

For the three and six months ended June 30, 2004, incremental shares related to dilutive securities of 514,221 and 695,513, respectively, and for the six months ended June 30, 2003, incremental shares related to dilutive securities of 6,736,372, were not included in the diluted earnings per share calculation because the Company reported a net loss for those periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Beginning in the third quarter 2003, the Series C Preferred Stock is excluded from the effect of dilutive securities as a result of the stated intent of the parties to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock.  See “Note 6-Redeemable Preferred and Common Stock”, in the Company’s December 31, 2003 Annual Report on Form 10-K for additional information regarding this security.

The dilutive securities described above do not include 2,531,117 employee stock options for the three months ended June 30, 2003, because the exercise prices of these options are greater than the average market price of the common stock for the respective period.  Total employee stock options outstanding of 6,741,795 as of June 30, 2004 and 6,481,334 as of June 30, 2003, respectively, were not included in diluted securities because the Company reported a net loss for these periods.    Additionally, 19.1 million shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 were excluded from dilutive securities for the three and six months ended June 30, 2004 because the contingent conversion features of the notes had not been met and due to the Company’s present intention to use cash for any redemptions of notes at the repurchase dates.  See “Note 3-Long-Term Debt and Short-Term Borrowings” in the Company’s December 31, 2003 Annual Report on Form 10-K for additional information regarding these securities.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income (loss)	$(175)	$227	$(398)	$(169)
Minimum pension liability adjustments	—	—	—	(156)
Change in unrealized gain/loss on available-for-sale securities	(8)	—	(7)	—
Change in deferred gain/loss from hedging activities	10	(9)	(3)	13
Foreign currency translation adjustments	(3)	2	(1)	1
Comprehensive income (loss)	$(176)	$220	$(409)	$(311)

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

For the three and six months ended June 30, 2004 and 2003, the pro forma results and per share amounts assuming the fair value based method had been applied to all outstanding option awards are materially the same as the reported amounts because a minimal number of outstanding options were granted prior to January 1, 2003.

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

Note 8 – Long-term Debt

At June 30, 2004, maturities of long-term debt, excluding capital lease obligations, through December 31, 2008 are as follows (in millions):

2004	$196
2005	1,491
2006	821
2007	894
2008	515

The amount shown in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities due in October, 2005.  The facilities currently bear interest at a variable rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 3.25% (4.67% as of July 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, and measured quarterly thereafter for the period from April 1, 2004 or (if later) the date twelve months prior to such quarterly measurement date, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of borrowings under the credit facility could be accelerated by the banks.  The Company satisfied this requirement as of June 30, 2004.  Compliance with the covenant in subsequent periods depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company’s control.

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

In March and April 2004, the Company repaid the remaining $333 million outstanding under two issues of unsecured notes, as scheduled, with a combined original face amount of $350 million.  On March 15, $138 million of 8.375% senior unsecured notes were repaid, net of $12 million previously exchanged for newly issued pass-through certificates in conjunction with an exchange offer in December 2003.  The 8.375% unsecured notes were originally issued in 1997.  Additionally, the Company repaid $195 million of 8.52% senior unsecured notes that matured on April 7, net of $5 million previously exchanged for newly issued pass-through certificates in conjunction with the same December 2003 exchange offer. The 8.52% unsecured notes were originally issued in 1998.

Note 9 – Fleet Information and Commitments

The following table presents the number of aircraft in service and on firm order as of June 30, 2004:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service	Total Aircraft in Service	Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	58	—	12	—	70	7
A320	148	43	4	31	—	78	6
A330-200	243	—	—	—	—	—	10
A330-300	298	8	—	—	—	8	6

Boeing:
757-200	180-184	29	8	19	(5)	51	—
757-300	224	16	—	—	—	16	—
747-200	353-430	4	—	5	(2)	7	—
747-400	403	4	—	12	—	16	—

DC9	78-125	158	—	5	(7)	156	—
DC10	273	14	—	8	—	22	—
		334	12	92	(14)	424	29

Freighter Aircraft
Boeing 747-200F		5	—	7	—	12	—

Total Northwest Operated Aircraft		339	12	99	(14)	436	29

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	101	—	101	28
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	175	—	185	28

Total Aircraft		349	12	274	(14)	621	57

Committed expenditures for the 57 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $853 million for the remainder of 2004, $758 million in 2005, $572 million in 2006, $205 million in 2007 and $189 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines, Inc. (“Pinnacle Airlines”).  The manufacturer has the right not to provide financing for the regional aircraft in the event a credit rating on the Company is downgraded from its current level; however, if the manufacturer does not provide financing, the Company is not obligated to take delivery.

Note 10 – Aircraft Impairments

In June 2004, as part of a revised fleet plan, the Company determined that it does not currently intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations.  As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory.

Note 11 – Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$59	$60	$8	$6
Interest cost	130	134	12	12
Expected return on plan assets	(127)	(116)	—	—
Amortization of prior service cost	19	19	(2)	(2)
Recognized net actuarial loss and other events	25	16	7	5
Net periodic benefit cost	$106	$113	$25	$21

	Six months ended June 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$121	$125	$15	$13
Interest cost	264	263	26	23
Expected return on plan assets	(250)	(236)	—	—
Amortization of prior service cost	38	38	(4)	(4)
Recognized net actuarial loss and other events	45	84	12	9
Net periodic benefit cost	$218	$274	$49	$41

On December 23, 2003, the Company applied to the Internal Revenue Service (“IRS”) to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which temporarily reduces the Company’s required contributions through two mechanisms: (1) certain companies may elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company has made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Including the impact of the new legislation, the Company’s 2004 calendar year cash contributions to qualified pension plans will approximate $253 million.  On April 15, 2004, the Company contributed $84 million to these plans.  Subsequently, on July 15, 2004, the Company contributed an additional $84 million to these plans, with the balance due during the remainder of 2004.  As of the date of this filing, the Company anticipates that calendar 2005 pension contributions to qualified plans will be at or below the level of pension expense for the year.  Actual 2005 pension contributions and expense are dependent on a number of factors, including interest rates and return on plan assets, which will not be determinable until year end 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003.  The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans.  In accordance with FASB Staff Position 106-2, which prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004, the Company has elected to defer including the effects of the Act in any measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes.  Clarifying regulations related to the interpretation or determination of actuarially equivalent plans are still pending.  Therefore, any such effects included in the Company’s financial statements would be subject to change once final regulations have been issued.  The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

U.S. airlines continue to face enormous financial challenges.  While passenger traffic has rebounded somewhat along with the strengthening U.S. economy, revenues for the industry as a whole remain significantly below historical trend levels.  Continuing losses among the major airlines, including Northwest, largely reflect a permanent, structural decline in domestic revenues that has resulted from the rapid growth of low cost airlines, increased ticket distribution through the Internet, higher taxes levied on airline passengers, fear of additional terrorist activities, and inconveniences introduced by new airport security initiatives.  Moreover, with its significant international operations, Northwest’s results have been impacted by events that have depressed the global demand for air travel, including the ongoing effects of the September 11, 2001 attacks, terrorist activities in other regions, the continuing conflict in Iraq, and the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in several countries the Company serves.

Northwest, like several other large network carriers, continues to suffer from operating expenses that are unsustainable given the new revenue environment.  While the Company has achieved operating efficiencies that now place it among the industry leaders in non-labor unit expenses, Northwest’s wage and benefit rates are well above prevailing norms among U.S. airlines and remain the largest obstacle to financial recovery.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Northwest and the Current Status of the Airline Industry” in the Company’s December 31, 2003 Annual Report on Form 10-K for a detailed discussion of the factors contributing to the structural decline in industry revenue and other financial and operational challenges the Company faces.

For the quarter ended June 30, 2004, the Company reported a net loss applicable to common stockholders of $182 million and an operating loss of $52 million, versus net income applicable to common stockholders of $227 million and an operating loss of $73 million for the quarter ended June 30, 2003.  Net loss per common share was $2.11 in the second quarter of 2004 compared with diluted earnings per common share of $2.45 in the second quarter of 2003.

In June 2004, as part of a revised fleet plan, the Company determined that it does not currently intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations.  As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory.  Results in the June, 2003 quarter included net gains of $387 million from several unusual items, consisting of a $209 million reimbursement of security fees from the U.S. government, a $199 million gain from the sale of the Company’s interest in Worldspan L.P., and a $21 million charge related to the writedown of certain aircraft.

Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations also include other subsidiaries, of which MLT Inc. (“MLT”) is presently the most significant.  However, the Company’s 2003 financial statements also included the results of Pinnacle Airlines.  On November 24, 2003, an initial public offering of 88.6% of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was completed.  As a result of this offering, the Company no longer consolidates the financial results of Pinnacle Airlines Corp., which modestly affects year-over-year comparisons.

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

Information with respect to the Company’s operating statistics follows (1):

	Three months ended June 30						Six months ended June 30
	2004		2003		% Chg.		2004		2003		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	22,764		21,397		6.4		44,595		43,922		1.5
Revenue passenger miles (RPM) (millions)	18,775		16,356		14.8		35,480		32,918		7.8
Passenger load factor	82.5%		76.4%		6.1	pts.	79.6%		74.9%		4.7	pts.
Revenue passengers (millions)	14.3		12.8		11.7		26.8		25.1		6.9
Passenger revenue per RPM (yield)	11.61	¢	11.11	¢	4.5		11.68	¢	10.99	¢	6.3
Passenger revenue per ASM (RASM)	9.58	¢	8.50	¢	12.7		9.29	¢	8.24	¢	12.7
Total operating ASM (millions)	22,791		21,680		5.1		44,685		44,418		0.6
Passenger service operating expense per total ASM (2) (3)	10.61	¢	9.84	¢	7.8		10.43	¢	10.01	¢	4.2

Cargo ton miles (millions)	577		536		7.6		1,117		1,019		9.6
Cargo revenue per ton mile	33.46	¢	33.76	¢	(0.9)		33.62	¢	34.09	¢	(1.4)
Fuel gallons consumed (millions)	441		426		3.5		863		868		(0.6)
Average fuel cost per gallon, excluding taxes	107.93	¢	80.29	¢	34.4		104.13	¢	82.61	¢	26.1
Number of operating aircraft at end of period							436		426		2.3
Full-time equivalent employees at end of period							39,154		39,442		(0.7)

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

(3)          A reconciliation of passenger service operating expenses to total operating expenses is provided below:

	Three months ended June 30		Six months ended June 30
(In millions)	2004	2003	2004	2003
Passenger service operating expenses (a)	$2,419	$2,134	$4,661	$4,445
Freighter operations	152	117	291	237
MLT Inc. - net of intercompany eliminations	49	47	109	119
Regional carriers - net of intercompany eliminations	288	126	544	251
Pinnacle Airlines, Inc. - net of intercompany eliminations (b)	—	69	—	133
Other	15	3	29	12
Operating expenses	$2,923	$2,496	$5,634	$5,197

(a)          Included in passenger service operating expenses are the following:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Curtailment expenses	—	—	—	(58)
Severance expenses	—	—	—	(20)
Aircraft impairments	(104)	(21)	(104)	(21)
	(104)	(21)	(104)	(99)
Per total ASM	0.45 ¢	0.09 ¢	0.23 ¢	0.23 ¢

(b)         Pinnacle Airlines results were consolidated with the Company’s financial statements prior to the initial public offering of Pinnacle Airlines Corp. on November 24, 2003.

Results of Operations—Three months ended June 30, 2004 and 2003

Operating Revenues.  Operating revenues increased 18.5% ($448 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 19.9% ($362 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$2,180		$1,485		$429		$266

Increase (Decrease) from 2003:
Passenger revenues (in millions)	$362		$158		$159		$45
Percent	19.9%		11.9%		58.7%		20.6%

Scheduled service ASMs (capacity)	6.4%		4.7%		9.8%		8.0%
Scheduled service RPMs (traffic)	14.8%		9.5%		34.6%		7.0%
Passenger load factor	6.1	pts.	3.4	pts.	16.3	pts.	(0.9	)pts.
Yield	4.5%		2.2%		18.0%		12.8%
Passenger RASM	12.7%		6.9%		44.6%		11.8%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic and slightly higher yields.

•                  Pacific passenger revenues increased substantially due to a strong rebound in both traffic and yields.

•                  Atlantic passenger revenues increased, with traffic rising commensurate with capacity and significantly improved yields.

The year-over-year comparisons noted above are affected by the negative impact of SARS and the Iraq War, which were significantly greater in the June 2003 quarter than in the current period.

Regional carrier revenues increased 28.0% ($60 million) to $274 million, due primarily to the increased capacity from 37 additional Bombardier CRJ aircraft that have entered service since June 30, 2003.

Cargo revenues increased 6.6% ($12 million) to $193 million due to 7.6% more cargo ton miles flown.  Other revenue increased 6.7% ($14 million) as a result of increased rental revenue, a rise in MLT revenues and higher ticket change fees, partially offset by the Civil Reserve Air Fleet program revenue recorded in 2003.

Operating Expenses.  Operating expenses increased 17.1% ($427 million) for the three months ended June 30, 2004.  The following table and notes present operating expenses for the three months ended June 30, 2004 and 2003 and describe significant year-over-year variances:

	Three months ended		Increase (Decrease) from 2003	Percent Change	Note

(in millions)	2004	2003
Operating Expenses
Salaries, wages and benefits	$964	$944	$20	2.1%	A
Aircraft fuel and taxes	499	375	124	33.1	B
Depreciation and amortization	237	162	75	46.3	C
Selling and marketing	204	170	34	20.0	D
Other rentals and landing fees	149	138	11	8.0	E
Aircraft rentals	115	120	(5)	(4.2)	F
Aircraft maintenance materials and repairs	109	95	14	14.7	G
Regional carrier expenses	288	126	162	128.6	H
Other	358	366	(8)	(2.2)	I
Total operating expenses	$2,923	$2,496	$427	17.1%

A.           Salaries, wages and benefits increased largely due to annual wage rate increases, partially offset by savings from a 0.7% decrease in average full-time equivalent employees.

B.             Aircraft fuel and taxes were significantly higher due to a 34.4% increase in the average fuel cost per gallon to $1.08, net of hedging transactions, and 3.5% more gallons consumed as a result of increased capacity.

C.             Depreciation expense increased in the second quarter 2004 primarily due to a $104 million write-down on certain Boeing 747-200 aircraft; in 2003, a $21 million write-down was recorded on Boeing 727-200 aircraft.

D.            Selling and marketing expense increases were primarily volume related, reflecting a 19.9% increase in passenger revenue.

E.              Other rentals and landing fees were higher due primarily to increased capacity versus 2003.

F.              Aircraft rentals decreased primarily due to the consolidation of Pinnacle Airlines in 2003, partially offset by higher synthetic lease amortization.

G.             Aircraft maintenance materials and repairs increased by $14 million, due primarily to higher materials usage.

H.            The increase in regional carrier expenses was largely due to the 2003 consolidation of Pinnacle Airlines operating expenses ($69 million) on other line items and the 2003 elimination of intercompany transactions ($39 million). The remaining increase of $54 million was primarily driven by the addition of 37 CRJ aircraft leased by Pinnacle Airlines from Northwest and higher fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased primarily due to the consolidation of Pinnacle Airlines in 2003.

Other Income and Expense.  Non-operating expense increased $423 million, primarily due to the receipt in 2003 of $209 million under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the Transportation Security Administration (“TSA”), a $199 million gain from the sale of the Company’s investment in Worldspan L.P. and higher 2004 interest expense related to increased debt levels.

Results of Operations—Six months ended June 30, 2004 and 2003

Operating Revenues.  Operating revenues increased 14.1% ($676 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 14.5% ($526 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$4,143		$2,861		$822		$460

Increase (Decrease) from 2003:
Passenger revenues (in millions)	$526		$261		$186		$79
Percent	14.5%		10.0%		29.3%		20.6%

Scheduled service ASMs (capacity)	1.5%		2.7%		(2.8)%		4.5%
Scheduled service RPMs (traffic)	7.8%		5.7%		12.6%		7.7%
Passenger load factor	4.7	pts.	2.2	pts.	12.1	pts.	2.5	pts.
Yield	6.3%		4.1%		14.8%		12.1%
Passenger RASM	12.7%		7.1%		33.2%		15.5%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic and yields.

•                  Pacific passenger revenues increased significantly as a result of stronger traffic and yields.

•                  Atlantic passenger revenues increased primarily due to improved traffic and significantly improved yields.

The year-over-year comparisons noted above are affected by the negative impact of SARS and the Iraq War, which were significantly greater for the period ended June 2003 than in the current period, particularly in the latter three months.

Regional carrier revenues increased 26.9% ($104 million) to $491 million, due primarily to the increased capacity from 37 additional Bombardier CRJ aircraft that have entered service since June 30, 2003.

Cargo revenues increased 8.0% ($28 million) to $376 million due to 9.6% more cargo ton miles flown.  Other revenue increased 4.0% ($18 million) as a result of increased rental revenue, a rise in MLT revenues and ticket change fees, partially offset by the Civil Reserve Air Fleet program revenue recorded in 2003.

Operating Expenses.  Operating expenses increased 8.4% ($437 million) for the six months ended June 30, 2004.  The following table and notes present operating expenses for the six months ended June 30, 2004 and 2003 and describe significant year-over-year variances:

	Six months ended		Increase (Decrease) from 2003	Percent Change	Note

(in millions)	2004	2003
Operating Expenses
Salaries, wages and benefits	$1,901	$1,989	$(88)	(4.4)%	A
Aircraft fuel and taxes	949	786	163	20.7	B
Depreciation and amortization	378	304	74	24.3	C
Selling and marketing	379	346	33	9.5	D
Other rentals and landing fees	295	281	14	5.0	E
Aircraft rentals	229	238	(9)	(3.8)	F
Aircraft maintenance materials and repairs	220	228	(8)	(3.5)	G
Regional carrier expenses	544	251	293	116.7	H
Other	739	774	(35)	(4.5)	I
Total operating expenses	$5,634	$5,197	$437	8.4%

A.           Salaries, wages and benefits decreased primarily due to $20 million of severance expenses and a $58 million pension curtailment charge both recorded in 2003, the consolidation of Pinnacle Airlines in 2003 (prior to the initial public offering of Pinnacle Airlines Corp. in November), and a 0.7% decrease in average full-time equivalent employees.  These were partially offset by annual wage rate increases.

B.             Aircraft fuel and taxes were higher due to a 26.1% increase in the average fuel cost per gallon to $1.04, net of hedging transactions, partially offset by the consolidation of Pinnacle Airlines in 2003.  Fuel hedge transactions reduced fuel costs by $4 million in the first half of 2004 compared with a $52 million reduction in the first half of 2003.

C.             Depreciation expense increased in the first half of 2004 primarily due to a $104 million write-down on certain Boeing 747-200 aircraft; in 2003, a $21 million write-down was recorded on Boeing 727-200 aircraft.

D.            Selling and marketing expenses were higher, primarily due to a 14.5% increase in passenger revenue.

E.              Other rentals and landing fees were higher due primarily to increased capacity.

F.              Aircraft rentals expense decreased primarily due to the consolidation of Pinnacle Airlines in 2003, partially offset by higher synthetic lease amortization.

G.             Aircraft maintenance materials and repairs decreased by $8 million, due primarily to lower material usage.

H.            The increase in regional carrier expenses was largely due to the 2003 consolidation of Pinnacle Airlines operating expenses ($133 million) on other line items and the 2003 elimination of intercompany transactions ($73 million). The remaining increase of $87 million was primarily driven by the addition of 37 CRJ aircraft leased by Pinnacle Airlines from Northwest and higher fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower MLT operating expenses and the consolidation of Pinnacle Airlines in 2003.

Other Income and Expense.  Non-operating expense increased $438 million, primarily due to the receipt in 2003 of $209 million under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA, a $199 million gain from the sale of the Company’s investment in Worldspan L.P. and higher 2004 interest expenses related to increased debt levels.

Liquidity and Capital Resources

As of June 30, 2004, the Company had cash, cash equivalents and short-term investments of $2.99 billion.  This amount includes $131 million of restricted short-term investments (which may include amounts held as cash), resulting in liquidity of $2.86 billion.

Cash flows. Liquidity increased by $79 million during the six months ended June 30, 2004, largely due to cash flows from operations, partially offset by capital expenditures and debt payments.

Net cash provided by operating activities for the six months ended June 30, 2004 was $425 million, a $94 million decrease from the $519 million of cash provided by operating activities for the six months ended June 30, 2003.  This decrease was driven by significant unusual items included in 2003’s cash flows from operations including a $217 million tax refund and a one-time $209 million reimbursement of security fees received from the U.S. Government offset by improved performance in 2004 and a higher level of forward bookings.

Investing activities consisted primarily of capital expenditures on aircraft, facility improvements and ground equipment purchases, and included the acquisition of the following aircraft:

	Six months ended June 30
	2004	2003
Airbus A319	—	7
Airbus A330-300	3	—
Boeing 757-300	—	3
	3	10

Financing activities in the six months ended June 30, 2004 included financing two Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due 2009, repayment of $138 million of 8.375% unsecured notes in March 2004, repayment of $195 million 8.52% unsecured notes in April 2004, plus payment of other debt and capital lease obligations.  Financing activities in the six months ended June 30, 2003 consisted primarily of financing six Airbus A319 aircraft and two Boeing 757-300 aircraft with escrowed funds from pass-through certificates offerings, one Boeing 757-300 aircraft with long-term debt, the issuance of $150 million of 6.625% senior convertible notes due 2023 and payments of debt and capital lease obligations.

In addition to the financed aircraft discussed above, the Company also took delivery of one Airbus A330-300 and 25 Bombardier CRJ200/440 regional jets during the six months ended June 30, 2004.  The Airbus A330-300 aircraft was acquired largely through a non-cash transaction with the manufacturer.  The Bombardier CRJ aircraft were acquired with long-term operating leases and subleased to Pinnacle Airlines.

Debt. At June 30, 2004, maturities of long-term debt, excluding capital lease obligations, through December 31, 2008 are as follows (in millions):

2004	$196
2005	1,491
2006	821
2007	894
2008	515

The amount shown in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities due in October, 2005.  The Company’s secured credit facilities at June 30, 2004, consisted of a $725 million revolving credit facility ($11 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2004 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005.  Borrowings under the credit agreement are secured by the Company’s Pacific route system and certain aircraft.  Borrowings under both revolving credit facilities currently bear interest at a variable rate equal to the one-month LIBOR plus 3.25% (4.67% as of July 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning with the three month period ending June 30, 2004, and measured quarterly thereafter for the period from April 1, 2004 or (if later) the date twelve months prior to such quarterly measurement date, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of borrowings under the credit facility could be accelerated by the banks.  The Company satisfied this requirement as of June 30, 2004.  Compliance with the covenant in subsequent periods depends upon many factors that could impact future revenues and expenses, some of which are beyond the Company’s control.

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

In March and April 2004, the Company repaid the remaining $333 million outstanding under two issues of unsecured notes, as scheduled, with a combined original face amount of $350 million.  On March 15, $138 million of 8.375% senior unsecured notes were repaid, net of $12 million previously exchanged for newly issued pass-through certificates in conjunction with an exchange offer in December 2003.  The 8.375% unsecured notes were originally issued in 1997.  Additionally, the Company repaid $195 million of 8.52% senior unsecured notes that matured on April 7, net of $5 million previously exchanged for newly issued pass-through certificates in conjunction with the same December 2003 exchange offer. The 8.52% unsecured notes were originally issued in 1998.

Aircraft Commitments.  Committed expenditures for the 57 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $853 million for the remainder of 2004, $758 million in 2005, $572 million in 2006, $205 million in 2007 and $189 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines.  The manufacturer has the right not to provide financing for the regional aircraft in the event a credit rating on the Company is downgraded from its current level; however, if the manufacturer does not provide financing, the Company is not obligated to take delivery.

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

On December 23, 2003, the Company applied to the IRS to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Act, which temporarily reduces the Company’s required contributions through two mechanisms: (1) certain companies may elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company has made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Including the impact of the new legislation, the Company’s 2004 calendar year cash contributions to qualified pension plans will approximate $253 million.  On April 15, 2004, the Company contributed $84 million to these plans.  Subsequently, on July 15, 2004, the Company contributed an additional $84 million to these plans, with the balance due during the remainder of 2004.  As of the date of this filing, the Company anticipates that calendar 2005 pension contributions to qualified plans will be at or below the level of pension expense for the year.  Actual 2005 pension contributions and expense are dependent on a number of factors, including interest rates and return on plan assets, which will not be determinable until year end 2004.

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

Application for Expanded Services Between the U.S. and China.  On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement that provide for a significant expansion of air services between the two countries.  On June 28, 2004, Northwest submitted applications to the U.S. Department of Transportation requesting five of the 21 additional U.S.- China all-cargo frequencies that will become available to U.S. carriers on August 1, 2004 and another five of the 18 all-cargo frequencies that will become available on March 25, 2005.  If successful, Northwest intends to use this new authority to increase the frequency of its cargo operations from the U.S. to Shanghai and to initiate service to Guangzhou’s new Baiyun Airport.

In addition to its application for expanded all-cargo services, Northwest requested seven of the 14 additional combination service frequencies that will become available to U.S. carriers on August 1, 2004.  The Company intends to use these frequencies to provide new daily roundtrip service between Detroit and Guangzhou, via Tokyo, which would represent the only combination service to Guangzhou operated by a U.S. Carrier.

These applications are currently pending before the U.S. Department of Transportation.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen. Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales from time-to-time.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its yen-denominated sales in the three months ended June 30, 2004 or 2003.  The average yen rate for the quarters ended June 30, 2004 and 2003 was 109 and 119, respectively.  At June 30, 2004, the Company has hedged $299 million, representing approximately 40% and 11% of its remaining 2004 and 2005 anticipated yen-denominated sales at an average rate of 114 and 105 yen per U.S. dollar, respectively, and has recorded $9.3 million of unrealized losses in accumulated other comprehensive income (loss) associated with those hedges.

Aircraft Fuel.  The Company’s earnings are significantly affected by changes in the price of aircraft fuel.  On an annual basis, the Company’s present fuel consumption approximates 1.8 billion gallons, producing an $18 million cost variance for each one-cent change in average price over a year.  In order to provide a measure of control over price, the Company periodically hedges a portion of the price risk of fuel costs, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  As of July 14, 2004, the Company has hedged the price of approximately 25% of its projected fuel requirements for the second half of 2004 through collar options established at a crude oil price of $34 to $41 per barrel, and has recorded $4.0 million of unrealized losses in accumulated other comprehensive income (loss) associated with those hedges.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS or other influenza or contagious illnesses, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 4.           Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

Reference is made to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2003.

Force Majeure Arbitrations.  In June 2004, an arbitrator denied the AMFA grievance with respect to the Company’s invocation of “force majeure” in connection with the Iraq War and sustained the AMFA grievance relating to the Company’s invocation of “force majeure” in connection with the SARS epidemic with respect to a yet to be determined number of laid off AMFA members, which number will be less than 150.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on April 23, 2004.  The stockholders of the Company voted on two items at the Annual Meeting.  The first was a proposal to elect twelve Common Stock directors, each to serve until the next annual meeting of stockholders. Votes were cast by the holders of the Common Stock as follows:

Nominee	Votes For	Votes Withheld
Richard H. Anderson	76,868,970	2,924,668
Richard C. Blum	63,249,895	16,543,743
Alfred A. Checchi	76,693,223	3,100,415
John M. Engler	76,902,077	2,891,561
Robert L. Friedman	76,271,650	3,521,988
Doris K. Goodwin	75,695,379	4,098,259
Dennis F. Hightower	70,771,990	9,021,648
Frederic V. Malek	61,708,568	18,085,070
V.A. Ravindran	70,766,085	9,027,553
Douglas M. Steenland	76,851,489	2,942,149
Leo M. van Wijk	63,716,481	16,077,157
Gary L. Wilson	76,725,859	3,067,779

The second item was the election by the holders of the outstanding Series C Preferred Stock of a slate of three Series C directors, Messrs. Benning, Kourpias and Ristow, each to serve until the next annual meeting of stockholders.  The Series C directors were elected by the following vote:

4,733,041 votes in favor

1,889 votes against

456 abstentions

Item 6.           Exhibits and Reports on Form 8-K.

(a)                    Exhibits:

12.1                           Computation of Ratio of Earnings to Fixed Charges

12.2                           Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements

31.1                           Rule 13a-14(a)/15d-14(a) Certifications

31.2                           Rule 13a-14(a)/15d-14(a) Certifications

32.1                           Section 1350 Certifications

32.2                           Section 1350 Certifications

(b)                   Reports on Form 8-K:

On April 21, 2004, the Company filed a Form 8-K containing a press release issued April 21, 2004, and forward looking guidance.  This press release contained the Company’s first quarter 2004 earnings release and forward looking guidance, which was also provided in the Company’s first quarter 2004 earnings conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of July 2004.

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