Form 10-Q
period 2004-09-30
NORTHWEST AIRLINES CORP
filed 2004-10-28
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, there were 86,533,358 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
(Unaudited, in millions except per share amounts)	2004	2003	2004	2003
Operating Revenues
Passenger	$2,297	$2,103	$6,440	$5,720
Regional carrier revenues	304	235	795	622
Cargo	211	196	587	544
Other	240	157	704	603
Total operating revenues	3,052	2,691	8,526	7,489

Operating Expenses
Salaries, wages and benefits	952	955	2,853	2,944
Aircraft fuel and taxes	605	386	1,554	1,172
Selling and marketing	209	187	588	533
Other rentals and landing fees	154	141	449	422
Depreciation and amortization	126	144	504	448
Aircraft maintenance materials and repairs	121	114	341	342
Aircraft rentals	109	117	338	355
Regional carrier expenses	322	135	866	386
Other	375	366	1,114	1,140
Total operating expenses	2,973	2,545	8,607	7,742

Operating Income (Loss)	79	146	(81)	(253)

Other Income (Expense)
U. S. Government Appropriations	—	—	—	209
Interest expense, net	(133)	(117)	(390)	(341)
Interest of mandatorily redeemable security holder	—	(7)	—	(19)
Investment income	14	9	40	29
Gain (loss), other	2	16	(5)	223
Total other income (expense)	(117)	(99)	(355)	101

Income (Loss) Before Income Taxes	(38)	47	(436)	(152)

Income tax benefit	—	—	—	(30)

Net Income (Loss)	(38)	47	(436)	(122)

Preferred stock requirements	(8)	(5)	(22)	(5)

Net Income (Loss) Applicable to Common Stockholders	$(46)	$42	$(458)	$(127)

Earnings (loss) per common share:
Basic and Diluted	$(0.54)	$0.49	$(5.31)	$(1.48)

Average shares used in computation:
Basic	87	86	86	86
Diluted	87	86	86	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(Unaudited, in millions)	2004	2003

Assets

Current Assets
Cash and cash equivalents	$1,395	$1,608
Unrestricted short-term investments	1,146	1,149
Restricted short-term investments	136	126
Accounts receivable, net	524	478
Flight equipment spare parts, net	129	174
Prepaid expenses and other	582	447
Total current assets	3,912	3,982

Property and Equipment
Flight equipment, net	7,311	6,698
Other property and equipment, net	747	725
Total property and equipment	8,058	7,423

Flight Equipment Under Capital Leases, net	145	250

Other Assets
Intangible pension asset	750	750
International routes	634	634
Investments in affiliated companies	73	67
Other	878	1,048
Total other assets	2,335	2,499
Total Assets	$14,450	$14,154

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,512	$1,272
Accounts payable and other liabilities	2,237	2,274
Current maturities of long-term debt and capital lease obligations	594	733
Total current liabilities	4,343	4,279

Long-Term Debt	7,634	7,198

Long-Term Obligations Under Capital Leases	310	354

Deferred Credits and Other Liabilities
Pension and postretirement benefits	3,432	3,228
Deferred income taxes	149	146
Other	748	724
Total deferred credits and other liabilities	4,329	4,098

Preferred Redeemable Stock	256	236

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,464	1,460
Accumulated deficit	(1,549)	(1,083)
Accumulated other comprehensive income (loss)	(1,308)	(1,340)
Treasury stock	(1,030)	(1,049)
Total common stockholders’ equity (deficit)	(2,422)	(2,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,450	$14,154

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Unaudited, in millions)	2004	2003

Cash Flows from Operating Activities
Net loss	$(436)	$(122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of investment in Worldspan L.P.	—	(199)
Depreciation and amortization	504	448
Income tax expense (benefit)	—	(30)
Net receipts (payments) of income taxes	(5)	215
Pension and other postretirement benefit contributions less than expense	164	331
Changes in certain assets and liabilities	160	29
Other, net	26	3
Net cash provided by (used in) operating activities	413	675

Cash Flows from Investment Activities
Capital expenditures	(434)	(831)
Net increase (decrease) in short-term investments	8	(618)
Proceeds from sale of investment in Worldspan L.P.	—	278
Other, net	11	36
Net cash provided by (used in) investing activities	(415)	(1,135)

Cash Flows from Financing Activities
Proceeds from long-term debt	462	885
Payments of long-term debt and capital lease obligations	(664)	(246)
Other, net	(9)	(64)
Net cash provided by (used in) financing activities	(211)	575

Increase (Decrease) in Cash and Cash Equivalents	(213)	115

Cash and cash equivalents at beginning of period	1,608	2,097
Cash and cash equivalents at end of period	$1,395	$2,212

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,541	$2,804

Supplemental Cash Flow Information:
Interest paid	$364	$305

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$458	$230

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company’s accounting and reporting policies are summarized in “Note 1 – Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for 2003.

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

Note 2 – Recent Accounting Pronouncements

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003.  The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is effective for interim periods beginning after June 15, 2004, the Company will not include the effects of the Act in any measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes until year end 2004.  The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

In December 2003, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  This revision requires the disclosure in interim reports of the amount of net periodic benefit cost recognized and the total amount of contributions paid and expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.  The Company adopted the provisions of this revised statement as of December 31, 2003, and has included the required disclosures in “Note 11 – Pension and Other Postretirement Benefits”.

During the September 2004 meeting of the Emerging Issues Task Force (“EITF”), a consensus was reached on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded into their calculations of diluted earnings per share.  The EITF concluded that Issue 04-8 will be effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time the applicable convertible instruments were outstanding.  As further discussed in “Note 4 – Earnings (Loss) Per Share Data”, shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 will be included in the Company’s diluted earnings per share calculation in periods where the Company reported net income applicable to common shareholders.

Note 3 – Segment Information

The Company is managed as one cohesive business unit, for which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving foreign destinations are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Domestic	$2,037	$1,769	$5,826	$5,072
Pacific	676	594	1,803	1,535
Atlantic	339	328	897	882
Operating revenues	$3,052	$2,691	$8,526	$7,489

Note 4 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Numerator:
Net income (loss) (in millions)	$(38)	$47	$(436)	$(122)
Preferred stock requirements (in millions)	(8)	(5)	(22)	(5)
Net income (loss) applicable to common shareholders (in millions)	$(46)	$42	$(458)	$(127)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	86,523,146	85,842,569	86,327,275	85,834,496
Effect of dilutive securities:
Series C Preferred Stock	—	—	—	—
Shares held in non-qualified rabbi trusts	—	2,772	—	—
Employee stock options and restricted shares	—	439,835	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	86,523,146	86,285,176	86,327,275	85,834,496

Basic and diluted earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(0.45)	$0.54	$(5.06)	$(1.43)
Preferred stock requirements	(0.09)	(0.05)	(0.25)	(0.05)
Net income (loss) applicable to common shareholders	$(0.54)	$0.49	$(5.31)	$(1.48)

For the three and nine months ended September 30, 2004, incremental shares related to dilutive securities of 440,840 and 610,002, respectively, and for the nine months ended September 30, 2003, incremental shares related to dilutive securities of 266,819, were not included in the diluted earnings per share calculation because the Company reported a net loss for those periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Because of the Company’s election to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock, 6,484,065 and 6,497,719 shares of Series C Preferred Stock are excluded from the effect of dilutive securities for the three and nine months ended September 30, 2004, respectively, and 6,549,328 and 6,555,677 shares of Series C Preferred Stock are excluded from the effect of dilutive securities for the three and nine months ended September 30, 2003, respectively.  See “Note 6-Redeemable Preferred and Common Stock”, in the Company’s December 31, 2003 Annual Report on Form 10-K for additional information regarding this security.

The dilutive securities described above do not include 1,574,850 employee stock options and restricted shares for the three months ended as of September 30, 2003, because the exercise prices of these options were greater than the average market price of the common stock for the period and the amount of assumed proceeds for these restricted shares did not result in incremental dilutive shares under the treasury method.  Total employee stock options and restricted shares outstanding of 6,465,001 as of September 30, 2004 and 6,878,833 as of September 30, 2003, respectively, were not included in diluted securities because the Company reported a net loss for the three and nine months ended September 30, 2004, and for the nine months ended September 30, 2003.  Additionally, 9.3 million shares issuable upon conversion of the Company’s 6.625% senior convertible notes issued in May 2003 were excluded from dilutive securities for the three and nine months ended September 30, 2004 and 2003, and 9.8 million shares issuable upon conversion of the Company’s 7.625% senior convertible notes issued in November 2003 were excluded from dilutive securities for the three and nine months ended September 30, 2004 because the contingent conversion features of the notes had not been met and because the Company presently intends to use cash for any redemptions of notes at the repurchase dates.  See “Note 3-Long-Term Debt and Short-Term Borrowings” in the Company’s December 31, 2003 Annual Report on Form 10-K for additional information regarding these securities.  Additionally, refer to “Note 2 – Recent Accounting Pronouncements” for further information regarding the consensus reached on EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income (loss)	$(38)	$47	$(436)	$(122)
Minimum pension liability adjustments	—	—	—	(156)
Change in unrealized gain/loss on available-for-sale securities	2	1	(5)	1
Change in deferred gain/loss from hedging activities	41	(26)	38	(13)
Foreign currency translation adjustments	—	(5)	(1)	(4)
Comprehensive income (loss)	$5	$17	$(404)	$(294)

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

For the three and nine months ended September 30, 2004 and 2003, the pro forma results and per share amounts assuming the fair value based method had been applied to all outstanding option awards are materially the same as the reported amounts because a minimal number of outstanding options were granted prior to January 1, 2003.

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

Note 8 – Long-term Debt

At September 30, 2004, maturities of long-term debt, excluding capital lease obligations, through December 31, 2008 are as follows (in millions):

2004	$95
2005	1,500
2006	856	(1)
2007	1,108	(1)
2008	517

(1)          These amounts include $79 million and $364 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their respective maturity dates, at the Company’s election.

The amount shown in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities due on October 24, 2005.  As of October 24, 2004, the loan will mature within one year and as such, this amount will be recorded as a current liability in financial statements going forward.  These facilities currently bear interest at a variable rate equal to the one-month London Interbank Offered Rate (“ LIBOR”) plus 3.25% (5.16% as of October 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning in the June quarter of this year, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of borrowings under the credit facilities could be accelerated by the participant banks.  The Company met this requirement for the six months ending September 30, 2004.  The Company is currently in discussions with the banks to restructure the facilities well in advance of the maturity date.  Prior to a restructuring of the agreement, in view of fuel prices at historical highs and other factors, the banks have agreed to reset the fixed charges covenant to 0.8 for the nine and twelve months ending December 31, 2004 and March 31, 2005, respectively, and to waive the covenant entirely on those dates so long as the Company’s unrestricted cash remains above $1.7 billion.  As of September 30, 2004, the Company held unrestricted cash totaling $2.54 billion.

On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due 2009.  The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity.  Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%.  Proceeds from the notes are used for working capital and general corporate purposes.  The notes are guaranteed by NWA Corp.

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

Note 9 – Fleet Information and Commitments

The following table presents the number of aircraft in service and on firm order as of September 30, 2004:

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service	Total Aircraft in Service	Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	58	—	12	—	70	11
A320	148	43	4	31	—	78	2
A330-200	243	4	—	—	(1)	3	8
A330-300	298	8	—	—	—	8	4

Boeing:
757-200	180-184	32	5	19	(5)	51	—
757-300	224	16	—	—	—	16	—
747-200	353-430	2	—	5	(1)	6	—
747-400	403	4	—	12	—	16	—

DC9	78-125	158	—	5	(9)	154	—
DC10	273	14	—	8	—	22	—
		339	9	92	(16)	424	25

Freighter Aircraft
Boeing 747-200F		7	—	5	—	12	—

Total Northwest Operated Aircraft		346	9	97	(16)	436	25

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	109	(2)	107	20
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	183	(2)	191	20

Total Aircraft		356	9	280	(18)	627	45

Committed expenditures for the 45 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $352 million for the remainder of 2004, $740 million in 2005, $511 million in 2006, $205 million in 2007 and $189 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines, Inc. (“Pinnacle Airlines”).  The manufacturer has the right not to provide financing for future regional aircraft deliveries in the event the Company’s credit ratings fall below certain levels; however, if the manufacturer does not provide financing, the Company is not obligated to take delivery.  On July 28, 2004, Standard & Poor’s (“S&P”) downgraded the corporate credit rating of the Company from B+ to B, which triggered the manufacturer’s right not to provide financing for subsequent aircraft deliveries.  Since the downgrade, the manufacturer has continued to provide financing.

During the nine months ended September 30, 2004, the Company took delivery of seven Airbus aircraft and 33 Bombardier CRJ regional jet aircraft.  The Company subleased all of the Bombardier CRJ aircraft to Pinnacle Airlines pursuant to the Company’s Airline Services Agreement with Pinnacle Airlines.  In connection with the acquisition of these 40 aircraft, the Company entered into long-term debt arrangements and operating leases with various lenders and lessors.  The aggregate amount of debt incurred and minimum lease payments under such arrangements totaled $1.2 billion.

Note 10 – Aircraft Impairments

In June 2004, as part of a revised fleet plan, the Company determined that it does not currently intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations.  As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory in the second quarter of 2004.

Note 11 – Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$60	$62	$7	$7
Interest cost	132	132	13	11
Expected return on plan assets	(125)	(119)	—	—
Amortization of prior service cost	19	19	(2)	(2)
Recognized net actuarial loss and other events	22	14	6	5
Net periodic benefit cost	$108	$108	$24	$21

	Nine months ended September 30
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$181	$188	$22	$20
Interest cost	396	395	39	34
Expected return on plan assets	(375)	(355)	—	—
Amortization of prior service cost	57	57	(6)	(6)
Recognized net actuarial loss and other events	67	97	18	14
Net periodic benefit cost	$326	$382	$73	$62

On December 23, 2003, the Company applied to the Internal Revenue Service (“IRS”) to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which temporarily reduces the Company’s required contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Including the effect of the Pension Act, the Company’s 2004 calendar year cash contributions to qualified pension plans approximate $253 million.  On both April and July 15, 2004, the Company contributed $84 million to these plans.  Subsequently, on October 15, 2004, the Company contributed an additional $85 million, completing its funding obligations for the year.

In 2004, the Company expects to record expense in its qualified pension plans of approximately $435 million.  Absent a significant change in the level of interest rates or the market value of plan assets between now and year-end, the Company anticipates that expense related to its qualified plans in 2005 will again be approximately $500 million and that required contributions will be near or below that amount.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003.  The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is effective for interim periods beginning after June 15, 2004, the Company will not include the effects of the Act in any measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes until year end 2004.  The Company estimates that the Act will not have a significant impact on postretirement liabilities and benefit costs.

Note 12 – Subsequent Events

Proposed Sale of Orbitz.  On September 29, 2004, Cendant Corporation (“Cendant”), Orbitz, Inc. (“Orbitz”) and the airline owners of Orbitz entered into agreements, which provide for the acquisition by Cendant of all the shares of Orbitz for $27.50 per share in cash.  The transaction is subject to regulatory and other approvals and the parties expect the transaction to close before year end.  Northwest currently holds 4,949,201 shares of class B common stock of Orbitz.  The Company anticipates that it will recognize a gain of approximately $110 million to $120 million on the sale of its Orbitz shares.

Tentative Agreement with ALPA.  On October 14, 2004, NWA Corp. announced that it reached a tentative agreement with its pilots, represented by the Northwest unit of the Air Line Pilots Association International (“ALPA”).  The tentative agreement includes $300 million in annual labor cost savings from the Company’s pilots and its salaried workers, with pilots contributing $265 million in annual wage, benefit and other contract changes and salaried and management employees taking $35 million in annual salary and benefit reductions.  If all of the terms of the tentative agreement are satisfied, these labor cost reductions could be effective as early as December 1, 2004.  The agreement was subsequently approved by the ALPA Master Executive Council and is currently subject to ratification by the Company’s pilots.  The agreement also calls for a satisfactory restructuring of Northwest’s $975 million revolving credit facility, prior to contract implementation.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial health among U.S. airlines, particularly the industry’s large legacy carriers, continues to weaken in the face of unprecedented challenges.  Longer term trends contributing to the erosion of industry financial results have not abated, with expansion of low cost carriers, increased product distribution through the internet and other factors accelerating the evolution toward commodity ticket pricing.  The industry also continues to bear a growing tax burden on ticket prices and the added costs of new airport security procedures.  Meanwhile, passengers remain concerned about ongoing global terrorism and the potential spread of contagious diseases such as SARS.  As a result, revenues remain significantly below historical norms and, when combined with record fuel prices, were inadequate to produce even modest profits at most airlines despite passenger loads at an all-time high during the traditionally strong summer season.

Northwest has taken aggressive steps to streamline operations and reduce costs in response to this new revenue environment and has been among the most successful U.S. airlines in bringing down non-labor expenses.  Nonetheless, the Company has incurred operating and net losses over the past three years at levels that are unsustainable on a long-term basis.  Overall operating costs remain well out of balance with the new pricing environment and the Company’s principal need at this time is to bring labor expenses within industry norms.  Some airlines whose efforts to reduce costs have not kept pace with declining industry revenues are now attempting to reorganize through Chapter 11 bankruptcy proceedings.  Meanwhile, other carriers are facing the harsh reality that such a course of action may be their only means of achieving the necessary cost restructuring to remain viable.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Northwest and the Current Status of the Airline Industry” in the Company’s December 31, 2003 Annual Report on Form 10-K for a detailed discussion of the factors contributing to the structural decline in industry revenue and other financial and operational challenges the Company faces.  Also, refer to “Note 12 – Subsequent Events” in this quarterly report for a discussion of a tentative agreement reached by the Company with its pilots’ union regarding pilot and management labor savings.

For the quarter ended September 30, 2004, the Company reported a net loss applicable to common stockholders of $46 million and operating income of $79 million, versus net income applicable to common stockholders of $42 million and operating income of $146 million for the quarter ended September 30, 2003.  Net loss per common share was $0.54 in the third quarter of 2004, compared with diluted earnings per common share of $0.49 in the third quarter of 2003.

Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations include other subsidiaries, of which MLT Inc. (“MLT”) is presently the most significant.  However, the Company’s 2003 financial statements also included the results of Pinnacle Airlines.  On November 24, 2003, an initial public offering of 88.6% of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was completed.  As a result of this offering, the Company no longer consolidates the financial results of Pinnacle Airlines Corp., which modestly affects year-over-year comparisons.

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

Information with respect to the Company’s operating statistics follows (1):

	Three months ended September 30						Nine months ended September 30
	2004		2003		% Chg.		2004		2003		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	23,814		23,287		2.3		68,409		67,210		1.8
Revenue passenger miles (RPM) (millions)	19,744		18,947		4.2		55,225		51,865		6.5
Passenger load factor	82.9%		81.4%		1.5	pts.	80.7%		77.2%		3.5	pts.
Revenue passengers (millions)	14.8		14.0		5.9		41.6		39.0		6.5
Passenger revenue per RPM (yield)	11.63	¢	11.10	¢	4.8		11.66	¢	11.03	¢	5.7
Passenger revenue per ASM (RASM)	9.64	¢	9.03	¢	6.8		9.41	¢	8.51	¢	10.6
Total operating ASM (millions)	23,839		23,315		2.2		68,524		67,733		1.2
Passenger service operating expense per total ASM (2) (3) (4)	10.24	¢	9.34	¢	9.6		10.36	¢	9.78	¢	5.9
Aircraft impairment, curtailment charge, severance expense and other per total ASM (4)	0.00		0.00		n/m		0.15	¢	0.15	¢	n/m
Cargo ton miles (millions)	579		577		0.3		1,697		1,596		6.3
Cargo revenue per ton mile	36.45	¢	34.04	¢	7.1		34.59	¢	34.07	¢	1.5
Fuel gallons consumed (millions)	459		463		(0.9)		1,322		1,331		(0.7)
Average fuel cost per gallon, excluding taxes	124.45	¢	75.60	¢	64.6		111.19	¢	80.17	¢	38.7
Number of operating aircraft at end of period							436		427		2.1
Full-time equivalent employees at end of period							38,178		38,722		(1.4)

(1)          All statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”) and is comparable to statistics reported by other major network airlines.

(2)   This financial measure excludes non-passenger service expenses.  The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(3)   Passenger service operating expense excludes the following items unrelated to passenger service operations (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Freighter operations	$150	$118	$442	$355
MLT Inc. - net of intercompany eliminations	44	39	153	158
Regional carriers - net of intercompany eliminations	322	135	866	386
Pinnacle Airlines, Inc. - net of intercompany eliminations (a)	—	75	—	208
Other	15	1	43	14

(a)                                  Pinnacle Airlines results were consolidated with the Company’s financial statements prior to the initial public offering of Pinnacle Airlines Corp. on November 24, 2003.

(4)          Passenger service operating expense per ASM includes the following items (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Curtailment expenses	$—	$—	$—	$58
Severance expenses	—	—	—	20
Aircraft impairments	—	—	104	21

Results of Operations—Three months ended September 30, 2004 and 2003

Operating Revenues.  Operating revenues increased 13.4% ($361 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 9.2% ($194 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$2,297		$1,468		$531		$298

Increase (Decrease) from 2003:
Passenger revenues (in millions)	$194		$66		$110		$18
Percent	9.2%		4.7%		26.1%		6.5%

Scheduled service ASMs (capacity)	2.3%		2.7%		4.5%		(3.4)%
Scheduled service RPMs (traffic)	4.2%		5.4%		4.5%		(0.9)%
Passenger load factor	1.5	pts.	2.1	pts.	0.1	pts.	2.3	pts.
Yield	4.8%		(0.7)%		20.6%		7.4%
Passenger RASM	6.8%		2.0%		20.6%		10.3%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic, partially offset by slightly lower yields.

•                  Pacific passenger revenues increased substantially due to improved traffic, which was commensurate with added capacity, and a significant rise in yields.

•                  Atlantic passenger revenues increased due to stronger yields, offset by a slight decline in traffic.

Regional carrier revenues increased 29.4% ($69 million) to $304 million, due primarily to the increased capacity from 37 additional Bombardier CRJ aircraft that have entered service since September 30, 2003.

Cargo revenues increased 7.7% ($15 million) to $211 million due to 7.1% more cargo revenue per ton mile.  Other revenue increased 52.9% ($83 million) as a result of increased rental revenue, WorldPerks program related revenues, and other partner revenues.

Operating Expenses.  Operating expenses increased 16.8% ($428 million) for the three months ended September 30, 2004, principally due to the significant rise in fuel prices.  The following table and notes present operating expenses for the three months ended September 30, 2004 and 2003 and describe significant year-over-year variances (in millions):

	Three months ended		Increase
	September 30		(Decrease)	Percent
	2004	2003	from 2003	Change	Note
Operating Expenses
Salaries, wages and benefits	$952	$955	$(3)	(0.3)%	A
Aircraft fuel and taxes	605	386	219	56.7	B
Selling and marketing	209	187	22	11.8	C
Other rentals and landing fees	154	141	13	9.2	D
Depreciation and amortization	126	144	(18)	(12.5)	E
Aircraft maintenance materials and repairs	121	114	7	6.1	F
Aircraft rentals	109	117	(8)	(6.8)	G
Regional carrier expenses	322	135	187	138.5	H
Other	375	366	9	2.5	I
Total operating expenses	$2,973	$2,545	$428	16.8%

A.           Salaries, wages and benefits were relatively unchanged, with annual wage rate increases offset by the consolidation of Pinnacle Airlines in 2003.

B.             Aircraft fuel and taxes were significantly higher due to a 64.6% increase in the average fuel cost per gallon to $1.24, net of hedging transactions, partially offset by 0.9% less gallons consumed due to the operation of more fuel efficient aircraft.

C.             Selling and marketing expense increases were primarily volume related, reflecting 9.2% higher passenger revenue and an increased provision for frequent flyer program miles.

D.            Other rentals and landing fees were higher, due primarily to airport credits received in 2003, as well as increased rates and capacity versus 2003.

E.              Depreciation expense decreased in the third quarter 2004 primarily due to the impact of impairment charges booked in prior periods and certain aircraft becoming fully depreciated, partially offset by depreciation on new aircraft deliveries.

F.              Aircraft maintenance materials and repairs expense increased by $7 million, due primarily to higher materials usage.

G.             Aircraft rentals decreased, largely due to the consolidation of Pinnacle Airlines in 2003, partially offset by increased amortization on certain leases that expired during the quarter.

H.            Regional carrier expenses increased largely due to the 2003 consolidation of Pinnacle Airlines operating expenses ($75 million), which were previously recorded on other line items, and the 2003 elimination of intercompany transactions ($44 million). The remaining increase of $68 million was primarily driven by the addition of 37 CRJ aircraft leased by Pinnacle Airlines from Northwest and substantially higher fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased primarily due to increased operations.

Other Income and Expense.  Non-operating expense increased $18 million, primarily due to higher interest expense related to increased debt levels.

Results of Operations—Nine months ended September 30, 2004 and 2003

Operating Revenues.  Operating revenues increased 13.8% ($1,037 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 12.6% ($720 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$6,440		$4,330		$1,352		$758

Increase (Decrease) from 2003:
Passenger revenues (in millions)	$720		$327		$296		$97
Percent	12.6%		8.2%		28.0%		14.6%

Scheduled service ASMs (capacity)	1.8%		2.7%		(0.3)%		1.5%
Scheduled service RPMs (traffic)	6.5%		5.6%		9.6%		4.3%
Passenger load factor	3.5	pts.	2.2	pts.	7.9	pts.	2.3	pts.
Yield	5.7%		2.4%		16.9%		9.9%
Passenger RASM	10.6%		5.4%		28.4%		13.0%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic and yields.

•                  Pacific passenger revenues increased significantly as a result of stronger traffic and substantially improved yields.

•                  Atlantic passenger revenues increased primarily due to improved traffic and a strong rise in yields.

Regional carrier revenues increased 27.8% ($173 million) to $795 million, due primarily to the increased capacity from 37 additional Bombardier CRJ aircraft that have entered service since September 30, 2003.

Cargo revenues increased 7.9% ($43 million) to $587 million due to 6.3% more cargo ton miles flown.  Other revenue increased 16.7% ($101 million) as a result of increased rental revenue, ticket change fees, and WorldPerks program related revenue, partially offset by the Civil Reserve Air Fleet program revenue recorded in 2003.

Operating Expenses.  Operating expenses increased 11.2% ($865 million) for the nine months ended September 30, 2004.  The following table and notes present operating expenses for the nine months ended September 30, 2004 and 2003 and describe significant year-over-year variances (in millions):

	Nine months ended		Increase
	September 30		(Decrease)	Percent
	2004	2003	from 2003	Change	Note
Operating Expenses
Salaries, wages and benefits	$2,853	$2,944	$(91)	(3.1)%	A
Aircraft fuel and taxes	1,554	1,172	382	32.6	B
Selling and marketing	588	533	55	10.3	C
Depreciation and amortization	504	448	56	12.5	D
Other rentals and landing fees	449	422	27	6.4	E
Aircraft maintenance materials and repairs	341	342	(1)	(0.3)	F
Aircraft rentals	338	355	(17)	(4.8)	G
Regional carrier expenses	866	386	480	124.4	H
Other	1,114	1,140	(26)	(2.3)	I
Total operating expenses	$8,607	$7,742	$865	11.2%

A.           Salaries, wages and benefits decreased primarily due to $20 million of severance expenses and a $58 million pension curtailment charge both recorded in 2003, the consolidation of Pinnacle Airlines in 2003 (prior to the initial public offering of Pinnacle Airlines Corp. in November), and a 1.4% decrease in average full-time equivalent employees.  These were partially offset by annual wage rate increases in 2004.

B.             Aircraft fuel and taxes were higher due to a 38.7% increase in the average fuel cost per gallon to $1.11, net of hedging transactions, partially offset by the consolidation of Pinnacle Airlines in 2003.  Fuel hedge transactions reduced fuel costs by $2 million for the nine months ended September 30, 2004 compared to an $82 million reduction for the nine months ended September 30, 2003.

C.             Selling and marketing expenses were higher, primarily due to a 12.6% increase in passenger revenue and an increased provision for frequent flyer program miles.

D.            Depreciation expense increased for the nine months ended September 30, 2004 primarily due to a $104 million write-down on certain Boeing 747-200 aircraft, partially offset by a 2003 write-down of $21 million recorded on Boeing 727-200 aircraft.

E.              Other rentals and landing fees were higher due primarily to increased capacity.

F.              Aircraft maintenance materials and repairs expense was essentially unchanged year over year.

G.             Aircraft rentals expense decreased primarily due to the consolidation of Pinnacle Airlines in 2003, partially offset by higher amortization on certain leases that expired during the last quarter.

H.            The increase in regional carrier expenses was largely due to the 2003 consolidation of Pinnacle Airlines operating expenses ($208 million), which were previously recorded on other line items, and the 2003 elimination of intercompany transactions ($117 million). The remaining increase of $155 million was primarily driven by the addition of 37 CRJ aircraft leased by Pinnacle Airlines from Northwest and higher fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower MLT operating expenses and the consolidation of Pinnacle Airlines in 2003.

Other Income and Expense.  Non-operating income decreased $456 million, primarily due to the receipt in 2003 of $209 million under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA, a $199 million gain from the sale of the Company’s investment in Worldspan L.P. and higher 2004 interest expenses related to increased debt levels.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash, cash equivalents and short-term investments of $2.68 billion.  This amount includes $136 million of restricted short-term investments (which may include amounts held as cash), resulting in liquidity of $2.54 billion.

Cash flows. Liquidity decreased by $213 million during the nine months ended September 30, 2004, largely due to capital expenditures and debt payments.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $413 million, a $262 million decrease from the $675 million of cash provided by operating activities for the nine months ended September 30, 2003.  This decrease was driven by significant unusual items included in 2003 cash flows from operations, including a $217 million tax refund and a one-time $209 million reimbursement of security fees received from the U.S. Government, offset by improved performance in 2004 and a higher level of forward bookings.

Investing activities consisted primarily of capital expenditures on aircraft, facility improvements and ground equipment purchases, and included the acquisition of the following aircraft:

	Nine months ended September 30
	2004	2003
Airbus A319	—	9
Airbus A330-300	1	3
Airbus A330-200	1	—
Boeing 757-300	—	5
	2	17

Financing activities in the nine months ended September 30, 2004 included financing one Airbus A330-200 and one Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due 2009, repayment of $138 million of 8.375% unsecured notes in March 2004, repayment of $195 million 8.52% unsecured notes in April 2004, plus payment of other debt and capital lease obligations.  Financing activities in the nine months ended September 30, 2003 consisted primarily of financing eight Airbus A319, two Airbus A330-300 and three Boeing 757-300 aircraft with escrowed funds from a pass-through certificates offering, two Boeing 757-300 and one Airbus A330-300 aircraft with long-term debt, the issuance of $150 million of 6.625% senior convertible notes due in 2023, and payments of debt and capital lease obligations.

In addition to the financed aircraft discussed above, the Company also took delivery of three Airbus A330-200 and two Airbus A330-300 aircraft and 33 Bombardier CRJ200/440 regional jets during the nine months ended September 30, 2004.  These Airbus A330-200 and A330-300 aircraft were acquired largely through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s consolidated balance sheets but are not classified as financing activities for cash flow purposes.  The Bombardier CRJ aircraft were acquired with long-term operating leases and subleased to Pinnacle Airlines.

In total, the Company took delivery of seven Airbus aircraft and 33 Bombardier CRJ regional jet aircraft during the nine months ended September 30, 2004.  The Company subleased all of the Bombardier CRJ aircraft to Pinnacle Airlines pursuant to the Company’s Airline Services Agreement with Pinnacle Airlines.  In connection with the acquisition of these 40 aircraft, the Company entered into long-term debt arrangements and operating leases with various lenders and lessors.  The aggregate amount of debt incurred and minimum lease payments under such arrangements totaled $1.2 billion.

Debt.  At September 30, 2004, maturities of long-term debt, excluding capital lease obligations, through December 31, 2008 are as follows (in millions):

2004	$95
2005	1,500
2006	856	(1)
2007	1,108	(1)
2008	517

(1)          These amounts include $79 million and $364 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their respective maturity dates, at the Company’s election.

The amount shown in 2005 includes $962 million of principal outstanding under the Company’s secured credit facilities due on October 24, 2005.  As of October 24, 2004, the loan will mature within one year and as such, this amount will be recorded as a current liability in financial statements going forward.  The Company’s secured credit facilities at September 30, 2004, consisted of a $725 million revolving credit facility ($11 million of which has been utilized to establish letters of credit) available until October 2005, and a $250 million 364-day revolving credit facility available until October 2004 and renewable annually at the option of the lenders; however, to the extent any portion of the $250 million facility is not renewed for an additional 364-day period, the Company may borrow up to the entire non-renewed portion of the facility and such borrowings would then mature in October 2005.  Borrowings under the credit agreement are secured by the Company’s Pacific route system and certain aircraft.  These facilities currently bear interest at a variable rate equal to the one-month London Interbank Offered Rate (“ LIBOR”) plus 3.25% (5.16% as of October 20, 2004).  The credit agreement includes a covenant that requires the Company, beginning in the June quarter of this year, to maintain at least a one-to-one ratio of earnings (defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income) to fixed charges (comprising interest expense and aircraft rents).  If the Company fails to meet this fixed charges coverage ratio, repayment of borrowings under the credit facilities could be accelerated by the participant banks.  The Company met this requirement for the six months ending September 30, 2004.  The Company is currently in discussions with the banks to restructure the facilities well in advance of the maturity date.  Prior to a restructuring of the agreement, in view of fuel prices at historical highs and other factors, the banks have agreed to reset the fixed charges covenant to 0.8 for the nine and twelve months ending December 31, 2004 and March 31, 2005, respectively, and to waive the covenant entirely on those dates so long as the Company’s unrestricted cash remains above $1.7 billion.  As of September 30, 2004, the Company held unrestricted cash totaling $2.54 billion.

On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due 2009.  The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity.  Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%.  Proceeds from the notes are used for working capital and general corporate purposes.  The notes are guaranteed by NWA Corp.

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

Aircraft Commitments.  Committed expenditures for the 45 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $352 million for the remainder of 2004, $740 million in 2005, $511 million in 2006, $205 million in 2007 and $189 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company intends to finance all of the CRJ-200/440 aircraft on order through long-term operating lease financing commitments from the manufacturer.  These aircraft will, in turn, be subleased to and operated by Pinnacle Airlines.  The manufacturer has the right not to provide financing for future regional aircraft deliveries in the event the Company’s credit ratings fall below certain levels; however, if the manufacturer does not provide financing, the Company is not obligated to take delivery.  On July 28, 2004, S&P downgraded the corporate credit rating of the Company from B+ to B, which triggered the manufacturer’s right not to provide financing for subsequent aircraft deliveries.  Since the downgrade, the manufacturer has continued to provide financing.

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

On December 23, 2003, the Company applied to the IRS to reschedule some of its plan year 2004 pension contributions, which included amounts due in both 2004 and 2005, for the contract and salaried employees’ pension plans.  Subsequently, on April 10, 2004, the President signed into law the Pension Act, which temporarily reduces the Company’s required contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.  Following enactment of the Pension Act, the Company withdrew its request to the IRS to reschedule its plan year 2004 pension contributions.

Including the effect of the Pension Act, the Company’s 2004 calendar year cash contributions to qualified pension plans approximate $253 million.  On both April and July 15, 2004, the Company contributed $84 million to these plans.  Subsequently, on October 15, 2004, the Company contributed an additional $85 million, completing its funding obligations for the year.

In 2004, the Company expects to record expense in its qualified pension plans of approximately $435 million.  Absent a significant change in the level of interest rates or the market value of plan assets between now and year-end, the Company anticipates that expense related to its qualified plans in 2005 will again be approximately $500 million and that required contributions will be near or below that amount.

Other Information

Labor Agreements. Approximately 89% of the Company’s employees are members of collective bargaining agreements.  On October 14, 2004, NWA Corp. announced that it reached a tentative agreement with its pilots, represented by the Northwest unit of the Air Line Pilots Association International (“ALPA”).  The tentative agreement includes $300 million in annual labor cost savings from the Company’s pilots and its salaried workers, with pilots contributing $265 million in annual wage, benefit and other contract changes and salaried and management employees taking $35 million in annual salary and benefit reductions.  If all of the terms of the tentative agreement are satisfied, these labor cost reductions could be effective as early as December 1, 2004.  The agreement was subsequently approved by the ALPA Master Executive Council and is currently subject to ratification by the Company’s pilots.  The agreement also calls for a satisfactory restructuring of Northwest’s $975 million revolving credit facility, prior to contract implementation.

Northwest currently is in contract discussions with representatives of the International Association of Machinists and Aerospace Workers, and the Transport Workers of America. Preliminary contract discussions will commence in the coming weeks with the Aircraft Mechanics Fraternal Association, the Professional Flight Attendants Association, Northwest Airlines Meteorology Association, and Aircraft Technical Support Association.

Alliance Matters.  On September 13, 2004, Northwest, together with KLM and Continental Airlines, formally joined the global SkyTeam Alliance.  The addition of Northwest, KLM and Continental make SkyTeam the world’s second largest and fastest growing airline alliance.  The nine members of the SkyTeam alliance, Northwest, KLM, Continental, Delta, Air France, Alitalia, Aeromexico, CSA Czech Airlines and Korean Air, currently serve 341 million passengers annually with 14,320 daily departures to 658 global destinations in more than 130 countries.  Effective September 15, 2004, Northwest customers were able to accrue and redeem frequent-flier miles in their WorldPerks account for travel on any of the airlines that belong to SkyTeam.  This alliance affords customers the options and flexibility of traveling on multiple airlines while being treated as a customer traveling on one airline.

On September 24, 2004, the SkyTeam alliance members Air France, Delta, Alitalia and CSA Czech along with Northwest and KLM filed a Joint Application for Antitrust Immunity (“ATI”) for their transatlantic operations.  Northwest and KLM currently have ATI under which they operate their transatlantic joint venture, while the other four SkyTeam members referenced also have ATI.  The application would bridge the antitrust immunity between the two alliances, enabling these six SkyTeam members to coordinate their international operations more closely, creating a more powerful transatlantic alliance that will allow the carriers to enhance cooperation in marketing, coordinate flight schedules, and integrate sales, cargo and some pricing and revenue management initiatives.

Expanded Services Between the U.S. and China.  On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement that provide for a significant expansion of air services between the two countries.  On July 23, 2004, the DOT gave Northwest the authorization for seven additional combination (passenger and cargo) service frequencies that became available to the Company on August 1, 2004.  The Company will use these frequencies to provide new daily roundtrip service between Detroit and Guangzhou, via Tokyo, effective October 31, 2004.  Northwest will be the only U.S. carrier operating combination service to Guangzhou.

In addition, on September 3, 2004, the DOT gave Northwest the authorization for six additional U.S. – China all-cargo frequencies, three of which became available to Northwest on August 1, 2004, and another three that will become available on March 25, 2005.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses, with the largest exposure coming from the Japanese yen.  Forward contracts, collar options or put options are utilized to hedge a portion of anticipated yen-denominated sales from time-to-time.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue. The Company hedged $130 million of its yen-denominated sales in the three months ended September 30, 2004, resulting in an effective rate of 114 yen per U.S. dollar for that period.  The Company hedged $115 million of its yen-denominated sales in the three months ended September 30, 2003, also resulting in an effective rate of 114 yen per U.S. dollar, the prevailing average contract rate for the period.  At September 30, 2004, the Company has hedged $169 million, representing approximately 25% and 10% of its remaining 2004 and calendar year 2005 anticipated yen-denominated sales, at an average rate of 114 and 105 yen per U.S. dollar, respectively, and has recorded $10.3 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

Aircraft Fuel.  The Company’s earnings are significantly affected by changes in the price of aircraft fuel.  On an annual basis, the Company’s present fuel consumption approximates 1.8 billion gallons, producing an $18 million cost variance for each one-cent change in the average annual price.  In order to provide a measure of control over price, the Company periodically hedges a portion of this risk, primarily utilizing futures contracts traded on regulated exchanges, swap agreements and options.  As of September 30, 2004, the Company has hedged the price of approximately 30% of its projected fuel requirements for the fourth quarter of 2004 through collar options established at a crude oil price of $34 to $41 per barrel, and has recorded $27.6 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.  As of the date of this filing, the Company has not hedged any of its projected fuel requirements for 2005.

War Risk Insurance.  As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Federal Government assumes most war risk insurance coverage.  This coverage was scheduled to expire on August 31, 2004, but has been extended by the Government until December 31, 2004.  While the Government may again extend the deadline for providing excess war risk coverage, there is no assurance that any extension will occur, or if it does, how long the extension will last.  See “Risk Factors Related to Northwest and the Airline Industry” in the Company’s December 31, 2003 Annual Report on Form 10-K for additional information regarding war risk coverage and insurance costs.

SEC Inquiry.  The Company has received an informal request for information from the Securities and Exchange Commission in connection with an inquiry related to accounting for pension and other post-retirement benefit plans.  The Company is cooperating with the inquiry, which involves several other companies.  The SEC has stated that the inquiry should not be construed as an indication by the Commission or its staff that any violation of laws has occurred.  The Company believes its accounting practices in this area are appropriate.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2003.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

Reference is made to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2003.

Force Majeure Arbitrations.  In June 2004, an arbitrator denied the AMFA grievance with respect to the Company’s invocation of “force majeure” in connection with the Iraq War and sustained the AMFA grievance relating to the Company’s invocation of “force majeure” in connection with the SARS epidemic with respect to a number of laid off AMFA members.  As a result, in August 2004, the Company was ordered to reinstate up to 73 mechanic positions, at locations of its choosing, based on operational needs.  Additionally, the arbitrator ruled that no claims for lost wages, benefits or any other retroactive payments were justified.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits:

10.1	Form of Deferred Stock Award Agreement
10.2	Form of Restricted Stock Award Agreement
10.3	Form of Phantom Stock Award Agreement
10.4	Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended), including form of Award Agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(b)     Reports on Form 8-K:

On July 21, 2004, the Company filed two Form 8-K’s containing a press release issued July 21, 2004, and forward looking guidance.  The press release also contained the Company’s second quarter 2004 earnings release.  The forward looking guidance was also provided in the Company’s second quarter 2004 earnings conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2004.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Deferred Stock Award Agreement
10.2	Form of Restricted Stock Award Agreement
10.3	Form of Phantom Stock Award Agreement
10.4	Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended), including form of Award Agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification