Form 10-K
period 2004-12-31
NORTHWEST AIRLINES CORP
filed 2005-03-02
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2004 was $833 million.

As of January 31, 2005, there were 87,112,585 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2005.

PART I

Item 1.  BUSINESS

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the indirect parent corporation of Northwest Airlines, Inc. (“Northwest”). Northwest operates the world’s fourth largest airline, as measured by revenue passenger miles (“RPMs”), and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest’s business focuses on the development of a global airline network through its strategic assets that include:

•       domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

•       an extensive Pacific route system with a hub in Tokyo;

•       a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam;

•       a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”);

•       membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air;

•       exclusive marketing agreements with two domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle Airlines”) and Mesaba Aviation, Inc. (“Mesaba”), both of which operate as Northwest Airlink (“Airlink”); and

•       a cargo business that operates 12 dedicated freighter aircraft through hubs in Anchorage and Tokyo.

Northwest’s business strategies are designed to utilize these assets to the Company’s competitive advantage.

The Company maintains a Web site at http://www.nwa.com. Information contained on the Company’s website is not incorporated into this annual report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through its Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

See “Item 1. Business—Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a discussion of trends and factors affecting the Company and the airline industry. The Company is managed as one cohesive business unit, but employs various strategies specific to the geographic regions in which it operates. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16—Geographic Regions” for a discussion of Northwest’s operations by geographic region.

Operations and Route Network

Northwest and its Airlink partners operate substantial domestic and international route networks and directly serve more than 232 destinations in 25 countries in North America, Asia and Europe.

Domestic System

Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

Detroit.   Detroit is the ninth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 150 destinations from Detroit. For the six months ended June 30, 2004, they enplaned 59% of originating passengers from Detroit, while the next largest competitor enplaned 13%.

Minneapolis/St. Paul.   Minneapolis/St. Paul is the eighth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 167 destinations from Minneapolis/St. Paul. For the six months ended June 30, 2004, they enplaned 63% of originating passengers from Minneapolis/St. Paul, while the next largest competitor enplaned 10%.

Memphis.   Memphis is the seventeenth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve 93 destinations from Memphis. For the six months ended June 30, 2004, they enplaned 56% of originating passengers from Memphis, while the next largest competitor enplaned 17%.

Other Domestic System Operations.   Domestic “non-hub” operations include service to 15 destinations from Indianapolis, service to 14 destinations from Milwaukee and service from several west coast gateway cities to Honolulu.

International System

Northwest operates international flights to the Pacific and/or the Atlantic regions from its Detroit, Minneapolis/St. Paul and Memphis hubs, as well as from gateway cities such as Boston, Honolulu, Los Angeles, New York, San Francisco, Seattle and Portland.

Pacific.   Northwest has served the Pacific market since 1947 and has one of the world’s largest Pacific route networks. Northwest’s Pacific operations are concentrated at Narita International Airport in Tokyo, where it has 362 permanent weekly takeoffs and landings (“slots”) as of December 31, 2004, the most for any non-Japanese carrier. As a result of a 1952 U.S.-Japan bilateral aviation agreement, Northwest has the right to operate unlimited frequencies between any point in the U.S. and Japan as well as extensive “fifth freedom” rights. Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers. Northwest and United Airlines, Inc. (“United”) are the only U.S. passenger carriers that have fifth freedom rights from Japan. Northwest uses these slots and rights to operate a network linking eight U.S. gateways and twelve Asian destinations via Tokyo. The Asian destinations via Tokyo are Bangkok, Beijing, Busan, Guam, Hong Kong, Manila, Nagoya, Saipan, Seoul, Shanghai, Guangzhou and Singapore. Additionally, Northwest flies nonstop between Detroit and Osaka and Nagoya, and uses its fifth freedom rights to fly beyond Osaka to Taipei and beyond Nagoya to Manila.

On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S.-China Air Transport Agreement that provides for a significant expansion of air services between the two countries. On July 23, 2004, the U.S. Department of Transportation (“DOT”) gave Northwest the authorization for seven additional combination (passenger and cargo) service frequencies that became available to the Company on August 1, 2004. On October 31, 2004, the Company began using these frequencies to provide new daily roundtrip service between Detroit and Guangzhou, via Tokyo. As a result of these new frequencies being authorized, Northwest is currently the only U.S. carrier operating combination service to Guangzhou.

Atlantic.   Northwest and KLM operate an extensive transatlantic network pursuant to a commercial and operational joint venture. This joint venture benefits from having antitrust immunity, which allows for coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an “open-skies” bilateral aviation treaty, which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM operate joint service between Amsterdam and 16 cities in the U.S., Canada and Mexico, as well as between Amsterdam and India. Codesharing between Northwest and KLM has been implemented on flights to 51 European, six Middle Eastern, nine African, three Asian and 169 U.S. cities. Codesharing is an agreement whereby an airline’s flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft. After September 2007, a three-year notice is required to terminate the joint venture. In May 2004, Air France completed an acquisition of KLM, the result of which KLM and Air France became wholly-owned subsidiaries of a new holding company.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16—Geographic Regions” for a discussion of Northwest’s operations by geographic region.

Alliances

In addition to its transatlantic joint venture with KLM, Northwest has strengthened its network through other alliance partnerships. Long-term alliances are an effective way for Northwest to enter markets that it would not be able to serve alone. Alliance relationships can include codesharing, reciprocal frequent flyer programs, “through” luggage check-in, reciprocal airport lounge access,  joint marketing, sharing of airport facilities and joint procurement of certain goods and services.

Since 1998, Northwest and Continental have been in a domestic and international strategic commercial alliance that connects the two carriers’ networks and includes extensive code-sharing, frequent flyer program reciprocity and other cooperative activities. The alliance agreement has a term through 2025.

In August 2002, the Company entered into a cooperative marketing agreement with Continental and Delta. This agreement is designed to connect the three carriers’ domestic and international networks and provide for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative activities. The combined network has increased Northwest’s presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.

On September 13, 2004, Northwest, together with KLM and Continental Airlines, formally joined the global SkyTeam Alliance. The addition of Northwest, KLM and Continental makes SkyTeam the world’s second largest and fastest growing airline alliance. The nine members of the SkyTeam alliance, Northwest, KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air, currently serve 341 million passengers annually with 14,320 daily departures to 658 global destinations in more than 130 countries. Northwest customers are now able to accrue and redeem frequent flyer miles in their WorldPerks accounts for travel on any of the airlines that belong to SkyTeam. This alliance affords customers the options and flexibility of traveling on multiple airlines while being treated as a customer traveling on one airline.

On September 24, 2004, the SkyTeam alliance members Air France, Delta, Alitalia and CSA Czech, along with Northwest and KLM, filed a Joint Application for Antitrust Immunity (“ATI”) for their transatlantic operations. Northwest and KLM currently have ATI under which they operate their transatlantic joint venture, while Air France, Delta, Alitalia and CSA Czech separately have ATI. The application seeks to bridge the antitrust immunity between the two alliances, enabling these six SkyTeam members to coordinate their international operations more closely, creating a more effective transatlantic alliance that will allow the carriers to enhance cooperation in marketing, coordinate flight schedules, and integrate sales, cargo and some pricing and revenue management initiatives.

Northwest also has domestic frequent flyer and codesharing agreements with several other airlines including Alaska/Horizon Airlines, Hawaiian Airlines, America West Airlines and American Eagle.

In the Pacific, Northwest has frequent flyer agreements with Malaysia Airlines, Japan Airlines, Jet Airways of India, Garuda Indonesia, Cebu Pacific Airlines and Pacific Island Aviation.

In the Atlantic, in addition to its extensive relationship with KLM, Northwest has reciprocal frequent flyer programs with Air Alps Aviation, KLM cityhopper and KLM exel, Air Europa, Kenya Airways and Malev Hungarian Airlines.

Northwest, together with the SkyTeam alliance and its other travel partners, currently provide a global network to over 900 cities in more than 160 countries on six continents.

Regional Partnerships

Northwest has exclusive airline services agreements with two regional carriers: Pinnacle Airlines and Mesaba. Under the agreements, these regional carriers operate their flights under the Northwest “NW” code and operate as Northwest Airlink. The purpose of these airline services agreements is to provide service to small cities and more frequent service to larger cities, increasing connecting traffic at Northwest’s domestic hubs. The business terms of these agreements involve capacity purchase arrangements. Under these arrangements, Northwest controls the scheduling, pricing, reservations, ticketing and seat inventories for Pinnacle Airlines and Mesaba flights. Northwest is generally entitled to all ticket, cargo and mail revenues associated with these flights. The regional carriers are paid based on operations for certain expenses and receive reimbursement for other expenses.

Pinnacle Airlines.   Pinnacle Airlines offers scheduled passenger service to over 99 cities. In 2004, 42 additional Bombardier Canadian Regional Jet (“CRJ”) aircraft were leased to Northwest and simultaneously subleased to Pinnacle Airlines, bringing the total number of CRJ aircraft in Pinnacle Airlines’ operations to 117 as of December 31, 2004. Northwest subleases all of the CRJ aircraft in Pinnacle Airlines’ fleet to Pinnacle Airlines pursuant to the airline services agreement between the two companies.  The airline services agreement has a term through 2017. Northwest has agreed to sublease an additional 22 CRJs to Pinnacle Airlines to increase its fleet to 139 CRJs by December 31, 2005. This total includes 10 additional CRJ aircraft that Northwest agreed to sublease to Pinnacle Airlines pursuant to an amendment to the airline services agreement, which was entered into in December 2004.

Prior to 2003, Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was a wholly-owned subsidiary of Northwest. As of September 30, 2003, Northwest had contributed 88.6% of the common stock of Pinnacle Airlines Corp. to the Company’s pension plans in lieu of required cash contributions pursuant to an exemption granted by the U.S. Department of Labor (“DOL”). On November 24, 2003, the Pinnacle Airlines Corp. shares held by the plans were sold in an initial public offering, with the proceeds retained by the plans. The Company continues to own 11.4% of the common stock of Pinnacle Airlines Corp.

Mesaba.   Mesaba offers scheduled passenger service to over 104 cities. The Company owns 27.5% of the common stock of MAIR Holdings, Inc. (“MAIR”), the holding company of Mesaba. The Company also has approximately 4.2 million warrants to acquire additional MAIR common stock, of which 22% were at or above their exercise price as of December 31, 2004. The Company has an airline services agreement with Mesaba to operate Saab 340 aircraft for Northwest through June 2007. Additionally, the Company has an agreement with Mesaba to operate Avro RJ85 aircraft for Northwest through April 2007. Mesaba operates a fleet of 99 regional jet and turbo-prop aircraft, which includes 35 Avro RJ85 aircraft and 49 Saab 340 aircraft leased or subleased from Northwest.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 15—Related Party Transactions” regarding the Company’s transactions with Pinnacle Airlines and Mesaba.

Cargo

The Company is the largest cargo carrier among U.S. passenger airlines, based on revenue, and the only one to operate a dedicated freighter fleet. In 2004, cargo accounted for 7.4% of the Company’s operating revenues, with approximately 77% of its cargo revenues resulting from cargo originating in or destined for Asia. Through its cargo hubs in Anchorage and Tokyo, the Company serves most major air freight markets between the U.S. and Asia with a fleet of 12 Boeing 747-200 freighter aircraft. In addition to revenues earned from the dedicated freighter fleet, the Company also generates cargo revenues in domestic and international markets through the use of cargo space on its passenger aircraft. The Company plans to add two additional Boeing 747-200 freighter aircraft in 2005 to the freighter fleet.

Northwest is able to participate in the high yield, small package “express” business by providing airlift for cargo integrators using its extensive network across the Pacific. In 2001, the Company entered into a five-year agreement with DHL Worldwide Express (“DHL”) to provide DHL with a specified amount of cargo capacity on Northwest’s flights from DHL’s U.S. hub operations in Cincinnati to various points in Asia. In 2000, Northwest and Japan Airlines entered into a cargo alliance under which the two airlines codeshare on certain routes between the U.S. and Japan.

On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S.-China Air Transport Agreement. The amendments provide for a significant expansion of air services between the two countries. On September 3, 2004, the DOT awarded Northwest six additional U.S.-China all-cargo frequencies, three of which became available to Northwest on November 1, 2004, and another three that will become available on March 25, 2005. The Company is using the three currently available frequencies, and intends to use the three frequencies that will become available in 2005, to expand its cargo service to Shanghai, via its cargo hubs in Anchorage and Tokyo. Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S.-China all-cargo frequencies that will become available on March 25, 2006.

Other Travel Related Activities

MLT Inc.   MLT Inc. (“MLT”), an indirect wholly-owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the United States. MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals. In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest. These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. In 2004, MLT had $469 million in revenues.

Orbitz.   Orbitz, Inc. (“Orbitz”) allows travelers to purchase airline, hotel, car rental and other travel related services online. The Orbitz website provides a comprehensive selection of online airfares, including Internet-only fares and other travel information and customer features. On December 16, 2003, Orbitz and its airline owners (Northwest, Continental, Delta, United and American Airlines, Inc. (“American”)) sold approximately 12 million Orbitz shares through an initial public offering, which included 9.7% of Northwest’s total holdings. On September 29, 2004, Cendant Corporation (“Cendant”), Orbitz and the airline owners of Orbitz entered into agreements that provided for the acquisition by Cendant of all shares of Orbitz for $27.50 per share in cash. The transaction closed in November 2004. As a result of the sale, Northwest sold all 4,949,201 of its remaining shares of class B common stock of Orbitz and the Company recognized a gain of approximately $115 million in the fourth quarter of 2004.

Frequent Flyer Program.   Northwest operates a frequent flyer marketing program known as “WorldPerks”, under which mileage credits are earned by flying on Northwest or its alliance partners and by using the services of participating credit card issuing banks, hotels, phone companies, car rental firms and other partners. Northwest sells mileage credits to the other companies participating in the program. WorldPerks is designed to retain and increase frequent traveler loyalty by offering incentives for their continued patronage. It is structured as a three-tier elite incentive and reward program. Under the WorldPerks program, miles earned are accumulated in an account for each member and do not expire. Mileage credits can be redeemed for free or upgraded travel on Northwest and other participating airlines.

Regulation

General.   The Airline Deregulation Act of 1978, as amended, eliminated domestic economic regulation of passenger and freight air transportation in many regards. Nevertheless, the industry remains regulated in a number of areas. The DOT has jurisdiction over international route authorities and various consumer protection matters, such as advertising, denied boarding compensation, baggage liability and access for persons with disabilities. Northwest is subject to regulations of the DOT and the Federal

Aviation Administration (“FAA”) because it holds certificates of public convenience and necessity, air carrier operating certificates and other authority granted by those agencies. The FAA regulates flight operations, including air space control and aircraft standards, maintenance, ground facilities, transportation of hazardous materials and other technical matters. The Department of Justice (“DOJ”) has jurisdiction over airline competition matters, including mergers and acquisitions, under the federal antitrust laws. The Transportation Security Administration (“TSA”) regulates airline and airport security. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest’s operations.

International Service.   Northwest operates its international routes under route certificates and other authorities issued by the DOT. Many of Northwest’s international route certificates are permanent and do not require renewal by the DOT. Certain other international route certificates and other authorities are temporary and subject to periodic renewal. Northwest requests renewals of these certificates and other authorities when and as appropriate. The DOT typically renews temporary authorities on routes when the authorized carrier is providing a reasonable level of service. With respect to foreign air transportation, the DOT must approve agreements between air carriers, including codesharing agreements, and may grant antitrust immunity for those agreements in some situations.

Northwest’s right to operate to foreign countries, including Japan, China and other countries in Asia and Europe, are governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and a specific foreign country, while others limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest’s ability to maintain or expand air service to the relevant foreign country.

Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

Aviation Security.   The TSA regulates civil aviation security under the Aviation and Transportation Security Act (“Aviation Security Act”). This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Since the events of September 11, 2001, Congress has mandated, and the TSA has implemented, numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines. Funding for airline and airport security under the law is provided in part by a $2.50 per segment passenger security fee, subject to a limit of $10 per roundtrip. In addition, the law authorizes the TSA to impose an air carrier fee, capped through September 30, 2004 at the amount paid by the Company for screening passengers and property in 2000. Thereafter, the TSA may apportion the air carrier fee among the carriers operating in the U.S. on the basis of market share or any other appropriate measure, but the total amount of air carrier fees collected by TSA for each fiscal year may not exceed, in the aggregate, the amounts paid in 2000 by carriers for screening passengers and property.

On November 10, 2004, the TSA proposed to implement regulations addressing security of cargo on passenger and all-cargo aircraft. Also in November 2004, the TSA implemented a test of a passenger pre-screening program, named “Secure Flight,” utilizing passenger data provided to the TSA by U.S. airlines. On December 17, 2004, the President signed into law the Intelligence Reform and Terrorism Prevention Act of 2004, which requires the TSA to take additional actions regarding passenger and air cargo security.

Distribution.   On January 31, 2004, most DOT rules governing the conduct of computer reservations systems (“CRSs”) terminated; all remaining rules terminated on July 31, 2004. Among other things, these rules—most of which had been in effect since 1984—restricted the ability of CRSs to charge discriminatory fees to different airlines for CRS services and to provide travel agency subscribers with schedule displays that give preference to the flights of one airline over those of other airlines. Although these rules have been terminated, the DOT continues to have the right to assert statutory jurisdiction over the conduct of CRSs.

Airport Access.   Four of the nation’s airports, Chicago O’Hare, New York (La Guardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as “high density traffic airports”. The number of takeoffs and landings slots at three of these airports—La Guardia, Kennedy International and Reagan National—presently are limited during certain peak demand time periods. Currently, the FAA permits the buying, selling, trading or leasing of these slots subject to certain restrictions. Legislation passed in March 2000 resulted in the elimination of slot restrictions at Chicago O’Hare on July 1, 2002 and will do so at LaGuardia and Kennedy International on July 1, 2007. During 2004, the FAA entered into voluntary agreements with the largest operators at O’Hare to restrict operations there in order to relieve congestion. The Company believes these changes will not have a material adverse impact on its operations or operating results.

Labor.   The Railway Labor Act (“RLA”) governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with seven domestic unions representing 11 separate employee groups. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia. These agreements are not subject to the RLA, although Northwest is subject to local labor laws.

Noise Abatement.   The Airport Noise and Capacity Act of 1990 (“ANCA”) recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as such procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions include restrictions on night operations, frequency of aircraft operations and various other procedures for noise abatement. While Northwest has sufficient operational and scheduling flexibility to accommodate current local noise restrictions, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

Under the direction of the International Civil Aviation Organization (“ICAO”), world governments, including the U.S., are considering a more stringent aircraft noise certification standard than that contained in the ANCA. A new ICAO noise standard was adopted in 2001 that established more stringent noise requirements for newly manufactured aircraft after January 1, 2006. As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft, including certain aircraft operated by Northwest. FAA reauthorization legislation, known as “Vision 100—Century of Aviation Reauthorization Act” and signed into law by the President on December 12, 2003, requires the FAA, by April 1, 2005, to issue regulations implementing Chapter 4 noise standards consistent with ICAO recommendations. The FAA has issued a proposed rule that would implement such standards.

Safety.   The FAA has jurisdiction over aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

Under FAA regulations, the Company has established, and the FAA has approved, maintenance programs for all aircraft operated by the Company. These programs provide for the ongoing maintenance of the Company’s aircraft, ranging from frequent routine inspections to major overhauls. The Company’s aircraft require various levels of maintenance or “checks” and periodically undergo complete overhauls. Maintenance programs are monitored closely by the FAA, with FAA representatives routinely present at the Company’s maintenance facilities. The FAA issues Airworthiness Directives (“ADs”), which mandate changes to an air carrier’s maintenance program. These ADs (which include requirements for structural modifications to certain aircraft) are issued to ensure that the nation’s transport aircraft fleet remains airworthy. The Company is currently, and expects to remain, in compliance with all applicable requirements under all ADs and the FAA approved maintenance programs.

A combination of FAA and Occupational Safety and Health Administration regulations on both the federal and state levels apply to all of Northwest’s ground-based operations in the United States.

Environmental.   The Company is subject to regulation under various environmental laws and regulations, including the Clean Air Act, the Clean Water Act and Comprehensive Environmental Response, Compensation and Liability Act of 1980. In addition, many state and local governments have adopted environmental laws and regulations to which the Company’s operations are subject. Environmental laws and regulations are administered by numerous federal and state agencies.

In February 1998, the Environmental Protection Agency (“EPA”) and the FAA signed a Memorandum of Agreement (“MOA”) to develop a voluntary process with the airline industry to reduce aircraft engine emissions. The MOA includes a proposal for a voluntary engine retrofit program to reduce such emissions. As a result of the MOA, air carriers, the EPA, the FAA and local and state regulators have had discussions regarding the scope and content of a voluntary emissions reduction program. To date, these discussions have not resulted in an agreed upon program.

Northwest, along with other airlines, has been identified as a potentially responsible party at various environmental sites. Management believes that Northwest’s share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company’s financial statements.

Civil Reserve Air Fleet Program.   Northwest renewed its participation in the Civil Reserve Air Fleet Program (“CRAF”), pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2004 and ending September 30, 2005, 20 Boeing 747-200/400 passenger aircraft, 22 DC10-30 passenger aircraft, eight Airbus A330-300 passenger aircraft, four Airbus A330-200 passenger aircraft and 12 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense Air Mobility Command to call on some or all of these 66 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

Risk Factors Related to Northwest and the Airline Industry

The airline industry is intensely competitive.

The airline industry is intensely competitive. Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources and/or lower cost structures than ours. In most of our markets we compete with at least one of these carriers. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to protect market share despite a potential loss of revenues.

Industry revenues have declined substantially and we continue to experience significant operating losses.

Since 2001, the U.S. airline industry has suffered a substantial reduction in revenues, both on an absolute basis and relative to historical trends. Our operating revenue in 2004 was 3.9%, or $452 million, less than operating revenue in 2000 and we have incurred significant operating losses in each of the last four years. For the twelve months ended December 31, 2004 and 2003, we reported pre-tax losses, absent unusual items, of $696 million and $583 million, respectively. We do not anticipate that the revenue environment will materially improve in 2005 and, as a result of various fare actions taken by our competitors, may be worse. Due to the discretionary nature of business and personal travel spending, U.S. airline revenues are heavily influenced by the strength of the U.S. economy, economies in other regions of the world and corporate profitability. While these and other factors may have temporal effects, permanent structural differences in the industry revenue environment have also taken place that have contributed to the decline. These differences are the result of a number of factors.

The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, driven in large part by lower labor costs, these carriers are able to operate profitably while offering substantially lower fares. By targeting such fares at business passengers in particular, these carriers are shifting demand among those travelers, historically our most profitable customers, away from the larger, more established airlines. Low cost carriers now transport approximately 30% of all domestic U.S. passengers, compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales. Moreover, as a result of their better financial performance, low cost carriers possess the resources necessary to continue to increase their market share and currently have large numbers of aircraft on order to continue their expansion.

In a move similar to those employed by the low cost carriers, Delta, a large network carrier, recently adopted a simplified fare pricing strategy that lowered unrestricted fares within the 48 contiguous United States. This strategy includes a cap on the cost of one-way fares, eliminates certain flight restrictions, such as the requirement to stay over a Saturday night, and decreases ticket change fees. We believe that fare simplifications of this nature are revenue negative and that this initiative will adversely affect industry revenues.

Internet travel Web sites have driven significant distribution cost savings for airlines, but have also allowed consumers to become more efficient at finding lower fare alternatives than in the past by providing them with more powerful pricing information. The increased price consciousness of both business and leisure travelers, as well as the growth in new distribution channels, has further motivated airlines to price aggressively to gain market share advantages. These factors could increase over time as Internet ticket sales increase, driving the airline ticketing environment further toward commodity pricing.

The attacks of September 11, 2001 materially impacted air travel and concerns about further terrorist attacks continue to have a negative effect on travel demand. Additionally, security procedures introduced at airports since the attacks have increased the inconvenience of flying, both in reality and in perception, and thus have further reduced demand. Any future terrorist attack might also have a material effect on industry revenues.

Global events that exacerbated the decline in airline industry revenue in 2003 had ongoing effects throughout 2004. The aftermath of the war in Iraq continues to depress air travel, particularly on international routes. The outbreak of Severe Acute Respiratory Syndrome (“SARS”) sensitized passengers to the potential for air travel to facilitate the spread of contagious diseases. Another outbreak of SARS or other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry by reducing revenues and impacting travel behavior, especially on routes to and from certain Asian destinations.

Airlines are among the most heavily taxed of all U.S. companies. According to the Air Transport Association, taxes and fees can add up to approximately 25% of what a passenger pays for an average roundtrip domestic airline ticket. These taxes and fees have grown significantly in the past decade. We believe that nearly every dollar of tax or fee increase imposed on airline passengers translates into approximately the equivalent amount of reduced airline revenue.

Airline bankruptcies could adversely affect the industry.

Since September 11, 2001 several air carriers have sought to reorganize under Chapter 11 of the United States Bankruptcy Code, including United and US Airways, Inc. (“US Airways”), the second and seventh largest domestic air carriers, respectively. Successful completion of such reorganizations could present us with competitors having reduced levels of indebtedness and significantly lower operating costs derived from labor, supply and financing contracts that were renegotiated under the protections of the Bankruptcy Code. Among the significant cost advantages currently being sought by United and already obtained by US Airways is the reduction or elimination of all of their defined benefit pension plans, which would relieve those carriers of large cash funding obligations over the next several years. In addition, air carriers involved in reorganizations historically have undertaken substantial fare discounting in order to maintain cash flows and to enhance continued customer loyalty. Such fare discounting could further lower yields for all carriers.

Attempts to reduce labor costs may not be successful.

Labor has always been a critical issue for major airlines, including the Company, and salary and benefit costs are our largest operating expense by a wide margin. Like other large network carriers, we are heavily unionized, with approximately 90% of our employees represented by unions. For these groups, wages, hours of work, working conditions, settlement of disputes and other matters are specified by collective bargaining agreements. The major agreements currently in place with domestic employees became amendable or will become amendable as follows:

	Approximate
	Number of
	Full-time Equivalent		Amendable
Employee Group	Employees Covered	Union	Date
Pilots	5,100	Air Line Pilots Association, International (“ALPA”)	12/31/06
Agents and Clerks	8,400	International Association of Machinists & Aerospace Workers (“IAM”)	2/25/03
Equipment Service Employees and Stock Clerks	5,900	International Association of Machinists & Aerospace Workers (“IAM”)	2/25/03
Flight Attendants	9,200	Professional Flight Attendants Association (“PFAA”)	5/30/05
Mechanics and Related Employees	5,600	Aircraft Mechanics Fraternal Association (“AMFA”)	5/11/05

In addition to the groups described above, as of December 31, 2004, we had approximately 1,800 foreign national employees, working primarily in Asia. Collective bargaining agreements are also in place for the majority of those workers.

Many older airlines, including Northwest, conducted contract negotiations with the unions over several decades in a regulated environment in which there was little competition and costs were passed through to customers. The most successful—and the only profitable—carriers in the industry today have emerged since deregulation, principally by taking advantage of lower labor cost structures that have allowed them to respond to market factors. This left the traditional airlines, including Northwest, with significantly higher wage scales, much lower productivity, and defined benefit pension plans that are more generous than those found at the low cost carriers. In addition, over time, airline unions have negotiated restrictive scope clauses that can severely limit our ability to pursue market-driven adjustments.

Low cost carriers, with wage and benefit expenses substantially below those of the older airlines, have used this cost advantage to offer significantly lower unrestricted fares. As a result, a considerable share of the lucrative business passenger segment has shifted to their flights, leaving traditional carriers with a diminishing base of the customers who were historically our main source of profits. There is no realistic prospect that this new competitive balance in the industry, and the diminished revenue environment it has created, will change anytime in the future. The low cost carriers have witnessed the previous failures of new entrant airlines and thus recognize that their labor cost advantage must be sustained to remain successful. Moreover, the supply/demand balance in the workforce is now strongly in their favor, with an abundant supply of qualified employees available due to job losses at the older carriers. Any traditional airline that is unsuccessful in obtaining substantial labor savings in the new industry revenue environment is unlikely to return to profitability.

The labor cost disparity within the industry has narrowed over the past two years as traditional airlines incurred losses at unsustainable levels, producing financial crises that left them no choice but to respond. US Airways and United were able to achieve labor cost savings only through Chapter 11 bankruptcy reorganizations. Both American and Delta also faced imminent Chapter 11 filings before their unions acknowledged the severity of their financial situations and agreed to more competitive labor costs. Despite such restructurings, each of those airlines faces ongoing challenges and may require further cost reductions to emerge from, or avoid, bankruptcy reorganization. These developments place increasing pressure on us to achieve similar results. Otherwise, our labor costs will be uncompetitive not only with the existing low cost carriers, but the airline industry as a whole.

We have been in discussions with our labor groups over the past year, seeking to obtain competitive wage scales, work rules and benefit plans. On October 14, 2004, we announced a tentative agreement with our pilots, represented by the Northwest unit of the ALPA. The bridge agreement includes $300 million in annual labor cost savings from the Company’s pilots and its salaried workers, with pilots contributing $265 million in annual wage, benefit and other contract changes and salaried and management employees taking $35 million in annual salary and benefit reductions. The agreement was subsequently approved by the ALPA Master Executive Council and was ratified by the Company’s pilots on November 5, 2004. The labor cost reductions became effective December 1, 2004. Northwest currently is in contract discussions with representatives of the other labor groups, which include the IAM, the Transport Workers of America, the AMFA, the PFAA, the Northwest Airlines Meteorology Association and the Aircraft Technical Support Association. As noted above, the collective bargaining agreements with AMFA and PFAA become amendable in May 2005 and the collective bargaining agreements with IAM are currently amendable. The Company is currently in mediation with AMFA, IAM and PFAA.

Under the Railway Labor Act, an amendable labor contract continues in effect while the parties negotiate a new contract. In addition to direct contract negotiations, the RLA also provides for mediation, potential arbitration of unresolved issues and a 30-day “cooling off” period after the end of which either party can resort to self-help. The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and in the event of a strike, the hiring of replacement workers by the Company. The Company cannot predict the outcome of negotiations at this time.

Changes in government regulations could increase our operating costs and limit our ability to conduct our business.

Airlines are subject to extensive regulatory requirements in the U.S. and internationally. In the last several years, Congress has passed laws, and the FAA has issued a number of maintenance directives and other operating regulations, that impose substantial costs on airlines. Additional laws, regulations, taxes and airport charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate landing slots or facilities may not be available. We cannot give assurance that laws or regulations enacted in the future will not adversely affect the industry.

We are vulnerable to increases in aircraft fuel costs.

Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs would materially affect our operating results. Fuel prices continue to be susceptible to, among other factors, political unrest in various parts of the world, Organization of Petroleum Exporting Countries (“OPEC”) policy, the rapid growth of economies such as China, the levels of inventory carried by industries, the amounts of reserves built by governments, disruptions to production and refining facilities and weather. These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices. A one-cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.6 million per month (based on our 2004 mainline and regional aircraft fuel consumption). Changes in fuel prices may have a greater impact on us than some of our competitors because of the composition of our fleet. From time to time, we hedge some of our future fuel purchases to protect against potential spikes in price. However, these hedging strategies may not always be effective and can result in losses depending on price changes. In addition, the Company’s financial condition limits its ability to engage in hedging strategies.

Our insurance costs have increased substantially and further increases could harm our business.

Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims. Our total aviation and property insurance expenses were $62 million higher in 2004 than in 2000. As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage. However, following multiple extensions, this coverage is scheduled to expire on August 31, 2005. While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided. Should the government stop providing excess war risk coverage to the airline industry, it is expected that the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the government and the maximum amount of coverage available would be reduced from that currently made available by the government. Aviation insurers could further increase insurance premiums, and the availability of coverage could be reduced, in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations.

Our indebtedness and other obligations, including pension funding liabilities, are substantial.

We have substantial levels of indebtedness. As of December 31, 2004, we had long-term debt and capital lease obligations, including current maturities, of $8.8 billion. Of this indebtedness, 48% bears interest at floating rates. The current portion of long-term debt maturing in 2005 is $696 million. Additionally, $963 million matures in 2006, $1.40 billion in 2007, $525 million in 2008, $1.08 billion in 2009 and $3.75 billion thereafter. These amounts include $79 million and $567 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their maturity dates at the Company’s election. The indebtedness also includes the Company’s $975 million bank term loan, which includes covenants requiring the Company to maintain minimum liquidity and to achieve specified ratios of earnings to fixed charges. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings” for further information related to outstanding debt obligations and maturities. As of December 31, 2004, the principal portion of future minimum lease payments under capital leases was $53 million for 2005, $31 million for 2006, $39 million for 2007, $28 million for 2008, $21 million for 2009 and $189 million thereafter. These levels of indebtedness do not include the obligation to redeem $263 million of convertible preferred stock. See “Item 3. Legal Proceedings, Series C Preferred Stock Litigation” and “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6—Redeemable Preferred and Common Stock” for further information related to the convertible preferred stock. We also have significant obligations related to operating leases that do not appear on the consolidated balance sheets. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases” for further information related to future minimum lease payments. Even in challenging times for the industry, the Company has been successful at building and maintaining liquidity in recent years by selling non-strategic assets or obtaining new financing. The amount of unencumbered assets available for such purposes is limited. The amount of our indebtedness and the finite amount of unencumbered assets could limit our ability to obtain additional financing or adversely affect our future financing costs. Our ability to service our indebtedness and obligations could be adversely affected in many ways, including general economic conditions and other factors beyond our control.

We also have noncontributory pension plans covering our pilots, other contract employees and salaried employees. Funding obligations under these plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As of December 31, 2004, our pension plans were underfunded by $3.82 billion, as calculated in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”). Unless future asset returns exceed plan assumptions, we will have to satisfy the underfunded amounts of the plans through cash contributions over time. The timing and amount of funding requirements also depend upon a number of other factors, including interest rates, asset returns, potential changes in pension legislation, our decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.

Our calendar year 2005 cash contributions to qualified pension plans will approximate $420 million. This amount reflects the benefits of legislation enacted in April 2004, when the President signed into law the Pension Funding Equity Act (“Pension Act”), which reduced our required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election we made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates. Absent further legislative relief, authorization by the Internal Revenue Service (“IRS”) to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, we would expect our calendar year 2006 and 2007 cash contributions to be significantly higher than our 2005 cash contributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our pension obligations.

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

We are exposed to changes in interest rates.

We had $8.8 billion of debt and capital lease obligations and $2.6 billion of cash, cash equivalents, and short term investments as of December 31, 2004. Of this indebtedness, 48% bears interest at floating rates. An increase in interest rates would have an overall negative impact on our earnings as increased interest expense would only be partially offset by increased interest income.

Due to industry seasonality, operating results for any interim periods are not necessarily indicative of those for the entire year.

The airline industry is seasonal in nature. Due to seasonal fluctuations, operating results for any interim period are not necessarily indicative of those for the entire year. Our second and third quarter operating results have historically been more favorable due to increased leisure travel on domestic and international routes during the summer months.

Forward-Looking Statements

Certain of the statements made in “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report are forward-looking and are based upon information available to the Company on the date hereof. The Company, through its management, may also from time to time make oral forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS or other influenza or contagious illnesses, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein. Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Risk Factors Related to Northwest and the Airline Industry” above.

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

Item 2.  PROPERTIES

Flight Equipment

As shown in the following table, Northwest operated a fleet of 435 aircraft at December 31, 2004, consisting of 367 narrow-body and 68 wide-body aircraft. Northwest’s purchase commitments for aircraft as of December 31, 2004 are also provided.

						In Service
					Temporarily			Average	Aircraft
	Seating		Capital	Operating	Not in			Age	on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Service	Total		(Years)	Order
Passenger Aircraft
Airbus:
A319	124	58	—	12	—	70		3.1	11
A320	148	43	4	31	—	78		10.3	2
A330-200	243	7	—	—	—	7		0.3	5	(5)
A330-300	298	8	—	—	—	8		1.1	12	(5)
Boeing:
757-200	180-184	32	5	19	(5)	51		13.1	—
757-300	224	16	—	—	—	16		1.8	—
747-200	353-430	3	—	3	(1)	5		21.7	—
747-400	403	4	—	12	—	16		11.1	—
McDonnell Douglas:
DC9	78-125	153	—	4	(5)	152		33.8	—
DC10	273	14	—	8	(2)	20		25.8	—
		338	9	89	(13)	423			30
Freighter Aircraft
Boeing 747F		8	—	5	(1)	12		22.9	—
Total Northwest Operated Aircraft		346	9	94	(14)	435		18.3 (1)	30	(2)
Regional Aircraft
Avro RJ85	69	10	—	25	—	35		6.2	—
CRJ-200/440	44-50	—	—	117	(3)	114		1.9	22	(3)
Saab 340	30-34	—	—	49	—	49	(4)	7.1	—
Total Airlink Operated Aircraft		10	—	191	(3)	198			22
Total Aircraft		356	9	285	(17)	633			52

(1)   Excluding DC9 aircraft, the average age of Northwest-operated aircraft is 9.9 years.

(2)   Financing commitments available for use by the Company are in place for all of these aircraft.

(3)   These aircraft will be leased or subleased to and operated by Pinnacle Airlines. The Company has the option to finance these aircraft through long-term operating lease commitments from the manufacturer; if the manufacturer chooses not to provide financing, the Company is not obligated to take delivery of the aircraft.

(4)   Excludes aircraft directly leased by Mesaba from third party lessors.

(5)   On January 26, 2005, the Company announced that it had ordered six additional Airbus A330-300 aircraft and two additional Airbus A330-200 aircraft for delivery between 2006 and 2007. These aircraft are included in the table presented above.

The Company’s DC9 aircraft have considerable remaining technological life, based upon the cycle life (capacity for number of landings) expected by the manufacturer and other factors. The Company also believes that these aircraft have significant economic value given the Company’s route network, maintenance programs and the lack of a commercially successful new 100-seat aircraft at this time. The Company estimates that its DC9 aircraft on average could fly more than eight additional years beyond 2004 based upon the manufacturer’s expected cycle life for such aircraft and the projected annual utilization by Northwest.

In total, the Company took delivery of 10 Airbus aircraft and 42 Bombardier CRJ regional jet aircraft during the twelve months ended December 31, 2004. The Company entered into operating leases with respect to the 42 Bombardier CRJ aircraft and then subleased all of the aircraft to Pinnacle Airlines pursuant to the Company’s airlines services agreement with Pinnacle Airlines. In connection with the acquisition of these 52 aircraft, the Company entered into long-term debt arrangements and operating leases with various lenders and lessors. Under such arrangements, the aggregate amount of debt incurred totaled $776 million and the minimum lease payments at the point of inception equaled $888 million.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases” and “Note 10—Commitments” for further information related to the Company’s aircraft leases and commitments.

Airport Facilities

Northwest leases the majority of its airport facilities. The associated lease terms cover periods up to 30 years and contain provisions for periodic adjustment of lease payments. At most airports that it serves, Northwest has entered into agreements that provide for the non-exclusive use of runways, taxiways, terminals and other facilities. Landing fees under these agreements normally are based on the number of landings and weight of the aircraft.

In certain cases, the Company has constructed facilities on leased land that revert to the lessor upon expiration of the lease. These facilities include cargo buildings in Boston, Los Angeles, New York (JFK), Seattle and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and several hangars in Detroit.

The Company was responsible for managing and supervising the design and construction of the $1.2 billion passenger terminal at Detroit Metropolitan Wayne County Airport that was completed in February 2002. The new terminal offers 97 gates, 106 ticket-counter positions, 22 security check points, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas and 18 luggage carousels. The terminal also offers international-to-domestic connections within the same facility. A new hotel in the terminal was completed in December 2002, and a two-bay Boeing 747 hangar was completed in October 2003.

In late 2003, an additional $190 million expansion began on Detroit Metropolitan Wayne County Airport’s west concourse. The Company is responsible for managing and supervising the design and construction of this new expansion project, which is expected to be completed in 2006. The project includes additional narrow-body and regional gates on Concourses B and C, related apron expansion including hydrant fueling, loading bridges and gate systems and additional moving walkways.

Minneapolis/St. Paul International Airport is undergoing a $2.9 billion construction program that began in 1998. The major components completed include an additional 15 mainline jet gates, 30 commuter gates, a 50% increase in vehicle parking and new automated people movers. Additionally, a new north/south runway will be completed in 2005, with other minor projects completed in phases through 2010. Northwest currently has 66 mainline and 35 commuter gates at the airport. The airport is also presently considering a three-phase $860 million plan to expand terminal facilities to meet air service demand through the year 2020.

The Memphis-Shelby County Airport Authority has nearly completed a $360 million airport renovation and expansion project. The airfield portion of the program provides nearly $300 million in improvements, including a new 13,000-foot runway, which opened in late 2000. The majority of the $60 million terminal renovation was completed in 2000, including the redesign of eight gates to accommodate Northwest regional jet service, 15 additional regional jet gates, a new WorldClub and 11 new ticket counter positions. Future enhancements being considered include $40 million in vehicle parking expansion and roadwork modifications.

Other Property and Equipment

Northwest’s primary offices are located at or near the Minneapolis/St. Paul International Airport. The Company’s corporate offices are located on a 160-acre site east of the airport. Owned facilities include reservations centers in Baltimore, Tampa and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota. The Company owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.

The Company leases reservations centers in or near Minneapolis/St. Paul and Seattle. Maintenance bases under operating leases are located in Minneapolis/St. Paul and Duluth, Minnesota. During 2004, the Company closed its 26 remaining city ticket offices in North America.

In 2003, the Company closed its Detroit area city ticket offices and its reservations center located in Livonia, Michigan. Call center activity performed at the Livonia facility was transferred to the Company’s reservations facilities in Baltimore, Chisholm, Minneapolis, Seattle and Tampa. In January 2005, the Company sold the Livonia property.

Item 3.   LEGAL PROCEEDINGS

Chase v. Northwest Airlines and Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 96-74711).   Northwest is a defendant in an antitrust class action filed in U.S. District Court for the Eastern District of Michigan in October 1996. The action purports to be brought on behalf of a class defined as all persons who purchased tickets on certain routes into Northwest’s hubs at Detroit, Minneapolis/St. Paul and Memphis from October 11, 1992 to the present. The complaint alleges that Northwest’s imposition of restrictions prohibiting the sale of “hidden city” tickets constitutes monopolization in violation of the Sherman Act. The complaint seeks injunctive relief, unspecified damages for the class, and costs and attorneys’ fees. The attorneys for the plaintiff in Chase have also filed three additional class actions in the same court against other airlines and Northwest with parallel allegations similar to those in Chase, including allegations that the defendant airlines conspired to deter hidden city ticketing. These cases are: Keystone Business Machines, Inc. v. U.S. Airways and Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72474), BLT Contracting, Inc. v. U.S. Airways, Northwest Airlines and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72988), and Volk and Nitrogenous Industries Corp. v. U.S. Airways, Northwest Airlines, Delta Air Lines, and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72987). All have been assigned to the Judge in the Chase case. Northwest believes these cases are without merit and intends to defend against them. In November 2000, the plaintiffs filed their class certification motion and defendants filed their summary judgment motion. On May 16, 2002, the Court entered an Order granting plaintiffs’ motion for class certification and denying defendants’ motion for summary judgment. The Court has not yet set a trial date.

Midwestern Machinery Co., Inc. v. Northwest Airlines, Inc. (U.S. D.C. District of Minnesota, Civ. Action No. 97-1438).   In June 1997, Midwestern Machinery Co. and several individuals filed an antitrust class action against Northwest in the U.S. District Court for Minnesota. The complaint alleges that Northwest’s acquisition of Republic Airlines in 1986 resulted in a substantial reduction in competition in violation of Section 7 of the Clayton Act. Northwest believes the lawsuit to be without merit and intends to defend against the claim. In February 2001, the Court granted the plaintiff’s motion for class certification.  On February 5, 2003, the Court entered an Order granting Northwest’s motion for summary judgment and dismissing the case. On December 20, 2004, the Eighth Circuit Court of Appeals affirmed the decision of the District Court and on January 14, 2005, denied the plaintiffs’ petition for a rehearing or a rehearing en banc.

Hall v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina, Civ. Action No. 7-00 CV-123-BR(1)).   In October 1999, a purported class action was filed in State Court in North Carolina by a North Carolina travel agent, on behalf of herself and similarly situated North Carolina travel agents, challenging actions by most major airlines, including Northwest, to reduce travel agent base commissions from 8 percent to 5 percent and alleging several state law theories of liability, including conspiracy. In June 2000, the plaintiff filed a voluntary dismissal and then filed a new case in federal court. The new case is a class action, now on behalf of a nation-wide class of travel agents, alleging an unlawful agreement among airlines to reduce commissions in violation of the Sherman Act, and is based on the same factual allegations. On November 13, 2001, the court granted the plaintiffs’ motion to amend the complaint to include allegations that other commission reductions in 1997 and 1998 were the result of unlawful agreements among the airline defendants in violation of the Sherman Act. The complaint was subsequently amended again to allege that commission reductions in March 2002 were also the result of an unlawful agreement among the airline defendants. Northwest believes the case to be without merit and intends to defend against the claim. On September 17, 2002, the Court entered an Order granting plaintiffs’ motion for class certification. On October 30, 2003, the Court granted the Defendants’ motion for summary judgment. On December 9, 2004, the Fourth Circuit Court of Appeals affirmed the decision of the District Court and on January 4, 2005, denied the plaintiffs’ petition for rehearing or rehearing en banc.

McCoy-Johnson v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 2-99-CV-2994GV).   In November 1999, a purported class action was filed against Northwest by a Northwest passenger in federal court alleging violations of Section 2 of the Sherman Act. The plaintiff alleges that Northwest has monopolized or attempted to monopolize air transportation on certain routes into and out of its three domestic hubs through a variety of exclusionary practices. The plaintiff purports to sue on behalf of all similarly situated passengers who purchased tickets on Northwest for travel on certain routes into or out of its three hubs since at least as early as April 1995. In March 2001, a second case, Rodney v. Northwest Airlines (U.S. D.C. Western District of Tennessee, Civ. Action No. 01-2167GV), was filed in the same court as a related case by the same counsel. The allegations in the Rodney case are substantially the same as those in the McCoy-Johnson case. In July 2001, the lawyers representing the plaintiffs in McCoy-Johnson and Rodney filed another companion lawsuit, Sax v. Northwest (U.S.D.C Western District of Tennessee, Civ. Action No. 01-2582GV). The allegations in the Sax case are substantially the same as those in the McCoy-Johnson and Rodney cases. Northwest believes these cases to be without merit and intends to defend against the claims. On March 31, 2004, the Court denied the plaintiffs’ motion for class certification in the Rodney and Sax cases. The plaintiffs have appealed the denial of class certification. The plaintiffs have not moved for class certification in the McCoy-Johnson case. The plaintiffs’ appeal of the Court’s Order denying class certification is pending.

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

Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets. Northwest believes the case to be without merit and intends to defend against the claim. On March 31, 2003, the Court granted Northwest’s motion for summary judgment. Spirit’s appeal of the Court’s Order granting summary judgment is pending.

Series C Preferred Stock Litigation.   In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03). In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03). Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock during 2003 and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company. The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock. The Company believes that the lawsuits are without merit. Discovery has commenced. Although discovery is not complete, plaintiffs have filed motions for summary judgment and the Company has filed its response. The Court held a hearing on the motion on November 4, 2004, but has not yet ruled. A court decision that adequate statutory surplus is available for a stock repurchase at this time could result in the Company having to repurchase without deferral the outstanding Series C Preferred Stock (approximately $263 million as of December 31, 2004). Quarterly dividends on the Series C Preferred Stock continue to accrue at a 12% annual rate.

In re Northwest Airlines Privacy Litigation (U.S.D.C. District of Minnesota, Civ. File No. 04-126).   In 2004, several purported class actions were filed, and subsequently consolidated, in federal court in Minnesota alleging violations by Northwest of the Electronic Communications Privacy Act, the Fair Credit Reporting Act and various state laws in connection with the release by Northwest of certain passenger records to the National Aeronautics and Space Administration in late 2001. Similar purported class actions were filed in federal court in North Dakota, Dyer v. Northwest Airlines Corp. (U.S.D.C. District of North Dakota, Case No. A1-04-033), and in federal court in Tennessee, Copeland v. Northwest Airlines Corp. (U.S.D.C. Western District of Tennessee, Civil File No. 04-CV-2156). On June 6, 2004, the District Court in the Minnesota action granted Northwest’s motion for summary judgment on all claims and that decision is on appeal before the U.S. Court of Appeals for the Eighth Circuit. On September 8, 2004, the District Court in the North Dakota action granted Northwest’s motion for summary judgment on all claims and the plaintiffs did not seek appellate review. The Tennessee action remains pending in the District Court.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business. The Company believes that the outcome of the proceedings to which it is currently a party (including those described above) will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

MANAGEMENT

Executive Officers of the Registrant

Douglas M. Steenland, age 53, has served as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

J. Timothy Griffin, age 53, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines. Mr. Griffin also serves on the board of directors of Pinnacle Airlines.

Philip C. Haan, age 49, has served as Executive Vice President-International, Alliances and Information Technology of Northwest since October 2004. From January 1999 to October 2004, he served as Executive Vice President-International, Sales and Information Services. Mr. Haan formerly held positions of Senior Vice President-International Services, Vice President-Pricing and Area Marketing, Vice President-Inventory Sales and Systems and Vice President-Revenue Management. Prior to joining Northwest in 1991 he was with American Airlines for nine years.

Bernard L. Han, age 40, has served as Executive Vice President and Chief Financial Officer of the Company since October 2002. Prior to rejoining the Company, Mr. Han served at America West Airlines, Inc. as Executive Vice President and Chief Financial Officer from September 2001 to October 2002, Senior Vice President-Marketing and Planning from May 1998 to September 2001 and Vice President Financial Planning and Analysis from January 1996 to May 1998. Between 1988 and 1995, Mr. Han held various finance and marketing positions at American Airlines and Northwest Airlines.

Andrew C. Roberts, age 44, has served as Executive Vice President-Operations since November 2004. He has served in a number of executive positions since joining Northwest in 1997, including Senior Vice President-Technical Operations from August 2001 to November 2004, Vice President-Materials Management from April 1999 to August 2001, and Managing Director-Minneapolis/St. Paul Engine Operations from September 1997 to April 1999. Prior to joining Northwest, Mr. Roberts held senior positions with Pratt & Whitney and Aviall, Inc.

Barry P. Simon, age 62, joined Northwest in October 2004 as Executive Vice President and General Counsel. Prior to joining Northwest, he served as Managing Director of the Seabury Group, an investment bank and consulting firm, from September 2003 to October 2004. From 1982 to 2003, Mr. Simon held a number of senior executive positions with Continental Airlines and its affiliated companies, including Senior Vice President-International of Continental Airlines from 1991 to 2003. Prior to 1991, he also served as Senior Vice President and General Counsel of Continental Airlines and Senior Vice President, General Counsel and Secretary of Eastern Airlines. Mr. Simon also serves on the board of directors of National Energy and Gas Transmission, Inc.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Nasdaq National Market under the symbol NWAC. The table below shows the high and low sales prices for the Company’s common stock during 2004 and 2003:

	2004		2003
Quarter	High	Low	High	Low
1st	14.33	8.30	8.67	5.05
2nd	11.42	8.60	11.80	6.30
3rd	11.20	7.50	11.37	7.70
4th	11.83	7.09	15.21	9.56

As of January 31, 2005, there were 3,562 stockholders of record.

Since 1989, NWA Corp. has not declared or paid any dividends on its common stock and does not currently intend to do so. Under the provisions of the Company’s bank term loan agreement, NWA Corp.’s ability to pay dividends on or repurchase its common stock is restricted. Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

The following table summarizes information as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which options, restricted stock units or other rights to acquire shares may be granted in the future.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation
Plans Approved by Security Holders(1)	2,602,693		$10.39		5,527,363
Equity Compensation
Plans Not Approved by Security Holders(2)	6,849,868	(3)	$11.21	(3)	5,131,503
Total	9,452,561		$10.94	(3)	10,658,866

(1)          Comprised of the Company’s 2001 Stock Incentive Plan.

(2)          Comprised of the Company’s 1999 Stock Incentive Plan and the 1998 Pilots Stock Option Plan.

(3)          Excludes restricted stock and restricted stock units, which by their nature do not have an exercise price.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options” for additional information regarding the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2004		2003		2002		2001(1)		2000
	(In millions, except per share data)
Statements of Operations
Operating revenues
Passenger	$8,432		$7,632		$7,823		$8,207		$9,465
Regional carrier	1,083		860		689		691		679
Cargo	830		752		735		720		857
Other	934		833		729		768		730
	11,279		10,077		9,976		10,386		11,731
Operating expenses	11,784		10,342		10,822		11,254		11,162
Operating income (loss)	(505)		(265)		(846)		(868)		569
Operating margin	(4.5)%		(2.6)%		(8.5)%		(8.4)%		4.9%
Net income (loss)	$(862)		$248		$(798)			$(423)	$256
Earnings (loss) per common share:
Basic	$(10.32)		$2.75		$(9.32)			$(5.03)	$3.09
Diluted	$(10.32)		$2.62		$(9.32)			$(5.03)	$2.77
Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$2,459		$2,757		$2,097		$2,512		$693
Total assets	14,042		14,008		13,289		12,975		10,877
Long-term debt, including current maturities	8,411		7,866		6,531		5,051		3,242
Long-term obligations under capital leases, including current obligations	361		419		451		586		556
Long-term pension and postretirement health care benefits	3,593		3,228		3,050		1,749		882
Mandatorily redeemable security	—		—		553		492		558
Preferred redeemable stock	263		236		226		227		232
Common stockholders’ equity (deficit)	(3,087)		(2,011)		(2,262)		(431)		231
Operating Statistics(2)
Scheduled service:
Available seat miles (ASM) (millions)	91,378		88,593		93,417		98,356		103,356
Revenue passenger miles (RPM) (millions)	73,312		68,476		72,027		73,126		79,128
Passenger load factor	80.2%		77.3%		77.1%		74.3%		76.6%
Revenue passengers (millions)	55.4		51.9		52.7		54.1		58.7
Passenger revenue per RPM (yield)	11.50	¢	11.15	¢	10.86	¢	11.22	¢	11.96
Passenger revenue per scheduled ASM (RASM)	9.23	¢	8.61	¢	8.37	¢	8.34	¢	9.16	¢
Total available seat miles (ASM) (millions)	91,531		89,158		93,583		98,544		103,517
Passenger Service operating expense per total ASM(3)(4)(5)	10.62	¢	9.87	¢	9.96	¢	9.95	¢	9.45	¢
Aircraft impairment, curtailment charge, severance
expense and other per total ASM(5)	0.31	¢	0.11	¢	0.46	¢	0.28	¢	0.12	¢
Mainline fuel expense per ASM	2.14	¢	1.53	¢	1.38	¢	1.61	¢	1.67	¢
Cargo ton miles (millions)	2,338		2,184		2,221		2,161		2,502
Cargo revenue per ton mile	35.48	¢	34.42	¢	33.08	¢	33.28	¢	34.25	¢
Fuel gallons consumed (millions)	1,766		1,752		1,896		2,029		2,113
Average fuel cost per gallon, excluding taxes	118.17	¢	80.68	¢	69.33	¢	79.26	¢	82.99	¢
Number of operating aircraft at year end	435		430		439		428		424
Full-time equivalent employees at year end	39,342		39,100		44,323		45,708		53,491

(1)           2001 was affected by significantly reduced demand for travel resulting from the September 11, 2001 terrorist attacks. The Company recognized $461 million of grant income from the U.S. Government under the Air Transportation Safety and System Stabilization Act, which was recorded as other non-operating income.

(2)           All statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT, and is comparable to statistics reported by other major network airlines.

(3)           This financial measure excludes non-passenger service expenses. The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(4)           Passenger service operating expense excludes the following items unrelated to passenger service operations:

	2004	2003	2002	2001	2000
	(In millions)
747 Freighter operations	$608	$497	$486	$474	$466
MLT Inc.—net of intercompany eliminations	192	197	260	281	285
Regional carriers—net of intercompany eliminations	1,210	567	487	480	492
Pinnacle Airlines, Inc.—net of intercompany eliminations(a)	—	255	230	183	119
Other	56	26	35	32	17

(a)    Pinnacle Airlines’ results were consolidated with the Company’s financial statements prior to the initial public offering of Pinnacle Airlines Corp. on November 24, 2003.

(5)           Passenger service operating expense per ASM includes the following items:

	2004	2003	2002	2001	2000
	(In millions)
Aircraft impairments	$203	$21	$366	$161	$125
Curtailment charges	—	58	16	—	—
Severance expenses	—	20	17	116	—
Other	77	—	36	—	—

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest. The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries. Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 98% of the Company’s 2004 consolidated operating revenues and expenses. The Company’s results of operations also include other subsidiaries, of which MLT is the most significant. The following discussion pertains primarily to Northwest and, where indicated, MLT.

The Company reported a net loss applicable to common stockholders of $891 million for the year ended December 31, 2004, compared with net income applicable to common stockholders of $236 million in 2003. The basic and diluted loss per common share was $10.32 in 2004 compared with diluted earnings per common share of $2.62 in 2003. In 2004, the Company reported an operating loss of $505 million, compared with an operating loss of $265 million in 2003. Net loss applicable to common stockholders was approximately $14 million greater and basic and diluted loss per share were each $0.16 greater than initially reported in the Company’s earnings press release and Form 8-K, both dated January 19, 2005. In performing its detailed review of the financial statements and notes at year end, management identified a reporting error by an external service provider that reduced investment income recognized for the year by that amount. This change did not impact operating income/(loss) in any period. Management has required the outside party to provide sufficient evidence that the underlying reporting processes have been corrected.

Full year 2004 results included $165 million of net unusual pre-tax charges, principally comprised of $104 million attributable to write-downs associated with a revised Boeing 747-200 aircraft fleet plan, write-downs of $99 million related to certain DC9-10 and DC10-30 aircraft and $77 million due to an increase in frequent flyer liability, partially offset by a $115 million gain from the sale of the Company’s remaining investment in Orbitz.

Full year 2003 results included $801 million of net unusual pre-tax gains. Operating expenses included $99 million of unusual items related to employee severance, a pension curtailment charge and aircraft write-downs. Net unusual non-operating gains totaling $900 million were comprised of a $299 million gain from the initial public offering of 88.6% of the Company’s investment in Pinnacle Airlines Corp., $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA, a $199 million gain from the sale of the Company’s investment in WorldSpan, a $148 million gain related to the acquisition of the corporation which held the Company’s Mandatorily Redeemable Preferred Security, a $39 million gain from the sale of its investment in Hotwire.com (“Hotwire”), an $11 million gain from the sale of a portion of its investment in Orbitz and a $5 million loss on the Company’s debt exchange.

Full year 2002 results included $464 million in unusual pre-tax charges, principally comprised of $352 million attributable to the accelerated retirement of certain Boeing 747-200 and DC10-30 aircraft, $53 million of costs associated with the closure of several facilities, $32 million related to employee benefit costs and additional asset write-downs, and a $27 million partial write-down of the Company’s receivable from the U.S. Government related to the grant under the Airline Stabilization Act. In addition, the 2002 effective tax rate reflected a $15 million provision for expiring tax credits.

As of December 31, 2002, the Company consolidated the revenues and expenses of Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, as a wholly-owned subsidiary of the Company. As of September 30, 2003, Northwest had contributed 88.6% of the Common Stock of Pinnacle Airlines Corp. to the Company’s pension plans in lieu of cash contributions. As a result of the sale of the stock held by the pension plans through a public offering, Pinnacle Airlines was no longer consolidated with the Company as of November 24, 2003. The Company continues to own an 11.4% interest in Pinnacle Airlines Corp. as of December 31, 2004, and accounts for this investment using the equity method. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 15—Related Party Transactions” for further information regarding the Company’s relationship with Pinnacle.

Regional carrier revenues and related airline services agreement payments previously reported as a net amount in passenger revenues are now reported separately in revenues and expenses for all periods presented.

Northwest and the Current Status of the Airline Industry

The airline industry is intensely competitive. Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources and/or lower cost structures than ours. In most of our markets we compete with at least one of these carriers. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to protect market share despite a potential loss of revenues.

Northwest’s earnings are significantly affected by changes in the price of aircraft fuel. In 2004, the industry experienced record high fuel costs. The Company’s mainline 2004 average price of aircraft fuel increased 46.5% per gallon to 118.17 cents compared with the 2003 average price of 80.68 cents. A one-cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.6 million per month (based on the Company’s 2004 mainline and regional aircraft fuel consumption). From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Aircraft Fuel” for additional discussion of the Company’s fuel hedging strategies.

Since 2001, the U.S. airline industry has suffered a substantial reduction in revenues, both on an absolute basis and relative to historical trends. Our operating revenue in 2004 was 3.9%, or $452 million, less than operating revenue in 2000 and we have incurred significant operating losses in each of the last four years. For the twelve months ended December 31, 2004 and 2003, we reported pre-tax losses, absent unusual items, of $696 million and $583 million, respectively. The Company does not anticipate that the revenue environment will materially improve in 2005 and, as a result of various fare actions taken by our competitors, may be worse. Due to the discretionary nature of business and personal travel spending, U.S. airline revenues are heavily influenced by the strength of the U.S. economy, economies in other regions of the world and corporate profitability. While these and other factors may have temporal effects, permanent structural differences in the industry revenue environment have also taken place that have contributed to the decline. These differences are the result of a number of factors.

The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, driven in large part by lower labor costs, these carriers are able to operate profitably while offering substantially lower fares. By targeting such fares at business passengers in particular, these carriers are shifting demand among those travelers, historically our most profitable customers, away from the larger, more established airlines. Low cost carriers now transport approximately 30% of all domestic U.S. passengers, compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 75% of all domestic U.S. passenger ticket sales. Moreover, as a result of their better financial performance, low cost carriers possess the resources necessary to continue to increase their market share and currently have large numbers of aircraft on order to continue their expansion.

In a move similar to those employed by the low cost carriers, Delta, a large network carrier, recently adopted a simplified fare pricing strategy that lowered unrestricted fares within the 48 contiguous United

States. This strategy includes a cap on the cost of one-way fares, eliminates certain flight restrictions, such as the requirement to stay over a Saturday night, and decreases ticket change fees. We believe that fare simplifications of this nature are revenue negative and that this initiative will adversely affect industry revenues.

Internet travel Web sites have driven significant distribution cost savings for airlines, but have also allowed consumers to become more efficient at finding lower fare alternatives than in the past by providing them with more powerful pricing information. The increased price consciousness of both business and leisure travelers, as well as the growth in new distribution channels, has further motivated airlines to price aggressively to gain market share advantages. These factors could increase over time as Internet ticket sales increase, driving the airline ticketing environment further toward commodity pricing.

The attacks of September 11, 2001 materially impacted air travel and concerns about further terrorist attacks continue to have a negative effect on travel demand. Additionally, security procedures introduced at airports since the attacks have increased the inconvenience of flying, both in reality and in perception, and thus have further reduced demand. Any future terrorist attack might also have a material effect on industry revenues.

Global events that exacerbated the decline in airline industry revenue in 2003 had ongoing effects throughout 2004. The aftermath of the war in Iraq continues to depress air travel, particularly on international routes. The outbreak of SARS sensitized passengers to the potential for air travel to facilitate the spread of contagious diseases. Another outbreak of SARS or other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry by reducing revenues and impacting travel behavior, especially on routes to and from certain Asian destinations.

Airlines are among the most heavily taxed of all U.S. companies. According to the Air Transport Association, taxes and fees can add up to approximately 25% of what a passenger pays for an average roundtrip domestic airline ticket. These taxes and fees have grown significantly in the past decade. We believe that every dollar of tax or fee increase imposed on airline passengers translates into approximately the equivalent amount of reduced airline revenue.

Northwest has been among the most successful U.S. airlines in bringing down non-labor expenses over the past several years. Through continuous cost reduction efforts beginning in early 2001, the Company has taken aggressive steps to streamline operations and reduce expenses in response to the industry’s new revenue environment. Nonetheless, excluding one time gains, government assistance and other unusual items, the Company has incurred over $2.9 billion in pre-tax losses over the past four years. Continued losses at these levels are unsustainable and operating expenses must be further reduced to come into balance with the new airline pricing environment. The Company’s principal need at this time is to reduce labor costs to industry norms. All of the industry’s legacy carriers face this same challenge and either have or will take similar measures. Some, such as United and US Airways, have been forced into bankruptcy protection in order to achieve the necessary savings. Both American and Delta faced almost certain bankruptcy filings before their labor groups recognized that significant cost reductions were inevitable if those airlines were to remain viable.

In a first step toward achieving the necessary labor cost savings, the Company announced on October 14, 2004, that it reached a tentative agreement with its pilots, represented by the Northwest unit of the ALPA. The agreement was subsequently approved by the ALPA Master Executive Council and was ratified by the Company’s pilots on November 5, 2004. The bridge agreement includes $300 million in annual labor cost savings from the Company’s pilots and its salaried workers, with pilots contributing $265 million in annual wage, benefit and other contract changes and salaried and management employees taking $35 million in annual salary and benefit reductions. The labor cost reductions became effective December 1, 2004.

Northwest currently is in contract discussions with representatives of all other labor groups, which include the IAM, the Transport Workers of America, the AMFA, the PFAA, Northwest Airlines Meteorology Association, and Aircraft Technical Support Association. The collective bargaining agreements with AMFA and PFAA become amendable in May 2005 and the collective bargaining agreements with IAM are currently amendable. The Company is presently in mediation with AMFA, IAM and PFAA. The Company cannot predict the outcome of these negotiations at this time.

Results of Operations—2004 Compared to 2003

Operating Revenues.   Operating revenues increased 11.9% ($1.2 billion), the result of higher system passenger, regional carrier, cargo and other revenue.

System passenger revenues increased 10.5% ($800 million). The increase in system passenger revenues was primarily attributable to a 7.1% increase in traffic and a 3.1% increase in yields.

The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2004
Passenger revenues (in millions)	$8,432		$5,666		$1,777		$989
Increase (Decrease) from 2003:
Passenger revenues (in millions)	800		326		357		117
Percent	10.5%		6.1%		25.1%		13.5%
Scheduled service ASMs (capacity)	3.1%		3.0%		2.9%		4.1%
Scheduled service RPMs (traffic)	7.1%		6.0%		9.9%		6.3%
Passenger load factor	2.9	pts.	2.1	pts.	5.5	pts.	1.7	pts.
Yield	3.1%		0.2%		13.8%		6.8%
Passenger RASM	7.2%		3.0%		21.6%		9.0%

As indicated in the above table:

•       Domestic passenger revenues increased primarily due to improved traffic.

•       Pacific passenger revenues increased significantly as a result of stronger traffic and substantially improved yields.

•       Atlantic passenger revenues increased primarily due to improved traffic and yields.

Regional carrier revenues increased 25.9% ($223 million) to $1,083 million, due primarily to the increased capacity from 38 additional Bombardier CRJ aircraft that have entered service since December 31, 2003.

Cargo revenues increased 10.4% ($78 million) to $830 million due to a 7.1% increase in cargo ton miles and a 3.1% increase in yield. Cargo revenues consist of freight and mail carried on passenger aircraft and the Company’s 12 Boeing 747-200F dedicated freighters. Freight revenue increased 15.4% ($107 million) while mail revenue decreased 50.9% ($29 million). In the last half of 2003, the Company decided to stop carrying U.S. domestic mail. Lower volumes and yields, partially due to restrictions imposed by the U.S. Government following September 11, 2001, caused this business to become unprofitable.

Other revenues, the principal components of which are MLT, other transportation fees, charter and rental revenues, increased 12.1% ($101 million). This increase was primarily due to the addition of 42 CRJ aircraft leased to Pinnacle Airlines from Northwest, and the 2003 elimination of intercompany transactions.

Operating Expenses.   Operating expenses increased 13.9% ($1.4 billion) for 2004. The following table and notes present operating expenses for the years ended December 31, 2004 and 2003 and describe significant year-over-year variances (in millions):

	Year ended		Increase
	December 31,		(Decrease)	Percent
	2004	2003	from 2003	Change	Note
Operating Expenses
Salaries, wages and benefits	$3,796	$3,905	$(109)	(2.8)%	A
Aircraft fuel and taxes	2,203	1,554	649	41.8	B
Selling and marketing	847	709	138	19.5	C
Depreciation and amortization	731	586	145	24.7	D
Other rentals and landing fees	596	569	27	4.7	E
Aircraft maintenance materials and repairs	463	474	(11)	(2.3)	F
Aircraft rentals	446	481	(35)	(7.3)	G
Regional carrier expenses	1,210	567	643	113.4	H
Other	1,492	1,497	(5)	(0.3)	I
Total operating expenses	$11,784	$10,342	$1,442	13.9%

A.              Salaries, wages and benefits decreased primarily due to $20 million of severance expenses and a $58 million pension curtailment charge both recorded in 2003, the consolidation of Pinnacle Airlines in 2003 (prior to the initial public offering of Pinnacle Airlines Corp. in November 2003) and the labor cost reductions obtained by the pilot bridge agreement ratified November 5, 2004. These were partially offset by annual wage rate increases in 2004.

B.               Aircraft fuel and taxes were higher due to a 46.5% increase in the average fuel cost per gallon to $1.18, net of hedging transactions, partially offset by the consolidation of Pinnacle Airlines in 2003. Fuel hedge transactions reduced fuel costs by $29 million in 2004 and $105 million in 2003.

C.               Selling and marketing expenses were higher, primarily due to a 10.5% increase in passenger revenue and a $77 million charge due to an increase in frequent flyer liability.

D.              Depreciation and amortization expense increased in 2004, primarily due to $203 million of write-downs on certain Boeing 747-200, Boeing DC10-30 and DC9-10 aircraft, partially offset by a 2003 write-down of $21 million recorded on Boeing 727-200 aircraft.

E.               Other rentals and landing fees were higher due primarily to increased capacity.

F.                Aircraft maintenance materials and repairs expense was slightly lower year over year due to a significant number of new aircraft in the fleet and reduced maintenance volume.

G.             Aircraft rentals expense decreased primarily due to the consolidation of Pinnacle Airlines in 2003, partially offset by the recognition of guaranteed residual values on leased aircraft.

H.             The increase in regional carrier expenses was largely due to the 2003 consolidation of Pinnacle Airlines operating expenses ($255 million), which were previously recorded on other line items, and the 2003 elimination of intercompany transactions ($145 million). The remaining increase of $243 million was primarily driven by the addition of 42 CRJ aircraft leased by Pinnacle Airlines from Northwest and higher fuel costs.

I.                   Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower MLT operating expenses and the consolidation of Pinnacle Airlines in 2003.

Other Income and Expense.   Non-operating income decreased $839 million, primarily due to the recognition in 2003 of several unusual items: a $299 million gain from the sale of 88.6% of the Company’s investment in Pinnacle Airlines Corp.; $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA; a $199 million gain from the sale of the Company’s investment in WorldSpan; a $361 million gain related to the repurchase of the Company’s Mandatorily Redeemable Preferred Security accompanied by an impairment charge of $213 million related to the property securing this obligation; a $39 million gain from the sale of the Company’s  investment in Hotwire; and an $11 million gain from the sale of a portion of the Company’s investment in Orbitz, partially offset by a $115 million gain from the sale of the Company’s remaining investment in Orbitz in October 2004. The Company also generated a higher return on short-term investments, which partially offset higher interest expense related to increased debt levels.

Tax Expense (Benefit).   During 2003, the Company recognized a $30 million tax benefit related to losses recorded in the first quarter that fully offset its remaining $30 million net deferred tax liability. Given recent loss experience, current accounting rules do not allow the Company’s balance sheet to reflect a net deferred tax asset. Therefore, a valuation allowance is provided against tax benefits, principally for net operating losses in excess of its deferred tax liability. It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 9—Income Taxes” for additional discussion of the Company’s tax accounts.

Results of Operations—2003 Compared to 2002

Operating Revenues.   Operating revenues increased 1.0% ($101 million), the result of higher regional carrier, cargo and other revenue, partially offset by lower system passenger revenue.

System passenger revenues decreased 2.4% ($191 million). The decrease in system passenger revenues was primarily attributable to a 4.9% decrease in traffic partially offset by a 2.7% increase in yields.

The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2003
Passenger revenues (in millions)	$7,632		$5,339		$1,421		$872
Increase (Decrease) from 2002:
Passenger revenues (in millions)	(191)		13		(154)		(50)
Percent	(2.4)%		0.2%		(9.8)%		(5.4)%
Scheduled service ASMs (capacity)	(5.2)%		(3.1)%		(6.1)%		(12.2)%
Scheduled service RPMs (traffic)	(4.9)%		(1.3)%		(9.0)%		(11.0)%
Passenger load factor	0.2	pts.	1.3	pts.	(2.5	) pts.	1.2	pts.
Yield	2.7%		1.5%		(0.8)%		6.3%
Passenger RASM	2.9%		3.4%		(3.9)%		7.8%

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

Cargo revenues increased 2.3% ($17 million) to $752 million due to a 4.1% increase in yield, partially offset by a 1.7% decline in cargo ton miles. Cargo revenues consist of freight and mail carried on passenger aircraft and the Company’s 12 Boeing 747-200F dedicated freighters. Freight revenue increased 5.2% ($34 million) while mail revenue decreased 22.8% ($17 million). In the last half of 2003, the Company decided to stop carrying U.S. domestic mail. Lower volumes and yields, partially due to restrictions imposed by the U.S. Government following September 11, 2001, caused this business to become unprofitable.

Other revenues, the principal components of which are MLT, other transportation fees and charter revenues, increased 14.3% ($104 million). This increase was primarily due to increased revenues from CRAF and other charter activities, frequent flyer partnership revenue, ticketing and handling fees, KLM joint venture settlements, the NBA transportation program and support services revenue.

Operating Expenses.   Operating expenses decreased 4.4% ($480 million). The following table presents operating expenses for the year ended December 31, 2003 and describes significant variances from the year ended December 31, 2002 (in millions):

	Year ended		Increase
	December 31,		(Decrease)	Percent
	2003	2002	from 2002	Change	Note
Operating Expenses
Salaries, wages and benefits	$3,905	$3,878	$27	0.7%	A
Aircraft fuel and taxes	1,554	1,439	115	8.0	B
Selling and marketing	709	803	(94)	(11.7)	C
Depreciation and amortization	586	903	(317)	(35.1)	D
Other rentals and landing fees	569	576	(7)	(1.2)	E
Aircraft rentals	481	460	21	4.6	F
Aircraft maintenance materials and repairs	474	576	(102)	(17.7)	G
Regional carrier expenses	567	487	80	16.4	H
Other	1,497	1,700	(203)	(11.9)	I
Total operating expenses	$10,342	$10,822	$(480)	(4.4)%

A.              Salaries, wages and benefits increased due to higher pension expenses, including a $58 million pension curtailment charge, annual pay rate increases, $20 million of severance expenses, and contractually required payments to employees represented by the IAM and the Transportation Communications Union, partially offset by savings from an 11.8% decrease in average full-time equivalent employees.

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

H.             The increase in regional carrier expenses was largely due to the addition of 25 CRJ aircraft leased by Pinnacle Airlines from Northwest and higher fuel costs.

I.                   Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to lower Northwest passenger volumes, lower passenger liability insurance and lower MLT operating expenses.

Other Income and Expense.   Other non-operating income increased by $857 million, primarily due to several unusual items: a $299 million gain from the sale of 88.6% of the Company’s investment in Pinnacle Airlines Corp.; $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA; a $199 million gain from the sale of the Company’s investment in WorldSpan; a $361 million gain related to a write-down of the Company’s Mandatorily Redeemable Preferred Security, accompanied by an impairment charge of $213 million related to the property securing this obligation; a $39 million gain from the sale of the Company’s  investment in Hotwire; and an $11 million gain from the sale of a portion of the Company’s investment in Orbitz. The Company also generated a higher return on short-term investments, which partially offset higher interest expense related to increased debt levels.

Tax Expense (Benefit).   During 2003, the Company recognized a $30 million tax benefit related to losses recorded in the first quarter that fully offset its remaining $30 million net deferred tax liability. Given recent loss experience, current accounting rules do not allow the Company’s balance sheet to reflect a net deferred tax asset. Therefore, a valuation allowance is provided against tax benefits, principally for net operating losses in excess of its deferred tax liability. It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 9—Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash, cash equivalents and short-term investments of $2.61 billion. This amount includes $152 million of restricted short-term investments (which may include amounts held as cash), resulting in total liquidity of $2.46 billion.

Cash Flows.   Liquidity decreased by $298 million during the year ended December 31, 2004.

Operating Activities.   Net cash provided by operating activities for the year ended December 31, 2004 totaled $271 million, a $104 million decrease from the $375 million of cash provided by operating activities for the year ended December 31, 2003. This decrease was driven by significant unusual items that contributed to 2003 cash flows from operations, including a $218 million tax refund and a one-time $209 million reimbursement of security fees received from the U.S. Government, offset by a higher level of forward bookings in 2004.

The Company operates, like its competitors, with negative working capital, which totaled $919 million at December 31, 2004. This negative working capital position is primarily attributable to the Company’s $1.47 billion air traffic liability, largely representing cash received from tickets that customers have not yet used.

Investing Activities.   Investing activities consist primarily of the purchase of short-term investments, aircraft capital expenditures and other related costs. Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

Investing activities in 2004, other than aircraft and related purchases and short-term investments, included proceeds of $136 million from the sale of the Company’s remaining interest in Orbitz. Investing activities in 2003, other than aircraft and related purchases and short-term investments, included proceeds of $278 million from the sale of the Company’s interest in WorldSpan, $255 million from the sale of 88.6% of the Company’s interest in Pinnacle Airlines Corp. (proceeds of which were included in the Company’s 2003 cash contributions to its pension plans), $40 million from the sale of the Company’s interest in Hotwire and $13 million from the sale of a portion of its investment in Orbitz. Investing activities in 2002, other than aircraft purchases, included facilities and aircraft modification programs.

Financing Activities.   Financing activities in 2004 consisted primarily of the issuance of $300 million unsecured notes due in 2009, repayment of $138 million of 8.375% unsecured notes in March 2004, repayment of $195 million 8.52% unsecured notes in April 2004, the restructure of the Company’s $975 million revolving bank credit facilities, the payment of debt and capital lease obligations, and the financing of one Airbus A330-200 and one Airbus A330-300 aircraft with long-term debt.

On January 26, 2004, Northwest completed an offering of $300 million of unsecured notes due in 2009. The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity. Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%. Proceeds from the notes were used for working capital and general corporate purposes. The notes are guaranteed by NWA Corp.

In March and April 2004, the Company repaid the remaining $333 million outstanding under two issues of unsecured notes, as scheduled, with a combined original face amount of $350 million. On March 15, 2004, $138 million of 8.375% senior unsecured notes were repaid, net of $12 million previously exchanged for newly issued pass-through certificates in conjunction with an exchange offer in December 2003. The 8.375% unsecured notes were originally issued in 1997. Additionally, the Company repaid $195 million of 8.52% senior unsecured notes that matured on April 7, 2004, net of $5 million previously exchanged for newly issued pass-through certificates in conjunction with the same December 2003 exchange offer. The 8.52% unsecured notes were originally issued in 1998.

On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement (the “Agreement”) with a consortium of lenders providing for a term loan. The term loan had an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings” for additional discussion related to these credit facilities.

In addition to the aircraft discussed above, the Company also took delivery of six Airbus A330-200 and two Airbus A330-300 aircraft and 42 Bombardier CRJ200/440 regional jets during the twelve months ended December 31, 2004. These Airbus A330-200 and A330-300 aircraft were financed largely through non-cash transactions with the manufacturers, which are reflected as long-term debt on the Company’s consolidated balance sheets but are not classified as financing activities for cash flow purposes. The Bombardier CRJ aircraft were acquired with long-term operating leases and subleased to Pinnacle Airlines.

In total, the Company took delivery of 10 Airbus aircraft and 42 Bombardier CRJ regional jet aircraft during the twelve months ended December 31, 2004. The Company subleased all of the Bombardier CRJ aircraft to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.

In connection with the acquisition of these 52 aircraft, the Company entered into long-term debt arrangements and operating leases with various lenders and lessors. Under such arrangements, the aggregate amount of debt incurred totaled $776 million and the minimum lease payments at the point of inception equaled $888 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the years ended December 31:

	Investing Activities Affecting Cash Flows			Non-cash Transactions and Leasing Activities
	2004	2003	2002	2004	2003	2002
Airbus A319	—	13	24	—	1	—
Airbus A320	—	1	2	—	1	—
Airbus A330-300	1	4	—	2	1	—
Airbus A330-200	1	—	—	6	—	—
Boeing 747-400	—	—	2	—	—	—
Boeing 757-200	—	—	3	—	—	—
Boeing 757-300	—	6	7	—	3	—
Bombardier CRJ - 440	—	—	—	33	23	18
Bombardier CRJ - 200	—	—	—	9	2	3
	2	24	38	50	31	21

Financing activities in 2003 consisted primarily of the issuance of $150 million of 6.625% convertible senior notes due in 2023, the issuance of $225 million of 7.625% convertible senior notes due in 2023, the payment of debt and capital lease obligations, and the financing of: (i) 11 Airbus A319, four Boeing 757-300 and three Airbus A330-300 aircraft with escrowed funds from an offering of pass-through trust certificates completed in 2002; and (ii) two Boeing 757-300, one Airbus A330-300, one Airbus A320 and one Airbus A319 aircraft with long-term debt.

In addition to the aircraft discussed above, the Company also took delivery of one Airbus A330-300, one Airbus A320, one Airbus A319, and three Boeing 757-300 aircraft; and 25 Bombardier CRJ200/440 regional jets during the twelve months ended December 31, 2003. The Airbus A330-300, A320 and A319 aircraft and the three Boeing 757-300 aircraft were financed largely through non-cash transactions with manufacturers. The Bombardier CRJ aircraft were acquired and financed with long-term operating leases and subleased to Pinnacle Airlines.

On December 9, 2003, Northwest completed an offer to exchange outstanding unsecured notes (“Old Notes”) due in 2004, 2005 and 2006, with interest rates ranging from 7.625% to 8.875%, for new 10.5% class D pass-through trust certificates (“Class D Certificates”) representing a fractional undivided interest in the assets of a pass-through trust. The trust’s assets consist of interests in $551.8 million principal amount of notes primarily secured by aircraft financed under five series of Northwest pass-through certificates previously issued. Holders tendered approximately $59 million of Old Notes for $64 million of Class D Certificates.

The exchange was accounted for as an extinguishment of debt under generally accepted accounting principles, because the cash flows of the new debt instrument are greater than 110 percent of the original instruments’ remaining cash flows. The Company recorded a loss due to this exchange offer approximating $5 million.

During 2003, NWA Corp. completed two offerings of $375 million aggregate principal amount of convertible senior notes, both due in 2023. These notes were issued to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933.

The first issuance of notes was in May for an aggregate principal amount of $150 million and bears interest at 6.625% (the “6.625% Notes”), which is payable in cash semi-annually through May 15, 2010. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 6.625% per year to maturity. The second issuance of notes was in November for an aggregate principal amount of $225 million and bears interest at 7.625% (the “7.625% Notes”), which is payable in cash semi-annually through November 15, 2008. Thereafter, the principal amount of the notes will accrete semi-annually at a rate of 7.625% per year to maturity. Each note was issued at a price of $1,000 and is convertible into NWA Corp. common stock. The 6.625% Notes and the 7.625% Notes were issued with conversion rates of 61.8047 and 43.6681 shares per $1,000 original principal amount of notes, respectively. These conversion rates equate to an initial conversion price of approximately $16.18 and $22.90 per share for the 6.625% Notes and the 7.625% Notes, respectively, subject to adjustment in certain circumstances. Both issuances of notes are guaranteed by Northwest.

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

Holders of the 6.625% Notes may require NWA Corp. to repurchase the notes on May 15, 2010, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. Holders of the 7.625% Notes may require NWA Corp. to repurchase the notes on November 15, 2008, 2013 and 2018 at a price equal to the accreted principal amount plus accrued and unpaid interest, if any, on the repurchase date. In conjunction with the issuance of the 7.625% Notes, NWA Corp. entered into a call spread option transaction that was designed to limit the Company’s exposure to potential dilution from conversion of the 7.625% Notes in the event that the market price per share of NWA Corp.’s common stock at the time of exercise is greater than the strike price of $22.90. This call spread option will be treated as an equity transaction under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. NWA Corp. plans to use the net proceeds from the offerings for working capital and general corporate purposes.

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

In addition to the financed aircraft discussed above, the Company also took delivery of 21 Bombardier CRJ200/440 regional jets during the twelve months ended December 31, 2002. The Bombardier CRJ aircraft were acquired and financed with long-term operating leases and subleased to Pinnacle Airlines.

In August 2002, Northwest completed an offering of $749 million of pass-through trust certificates to finance or refinance the acquisition of 11 new Airbus A319, six new Boeing 757-300 and three new Airbus A330-300 aircraft that were delivered between October 2002 and December 2003. The pre-funded portion of cash proceeds from the offerings of certificates were invested and held in escrow with a depositary bank. Such funds were not assets or direct obligations of, or guaranteed by, Northwest and are therefore not included in the Consolidated Financial Statements. As aircraft were delivered or refinanced, Northwest utilized the cash proceeds to finance the acquisition of these aircraft. As of December 31, 2004, there were no unused offering proceeds held in escrow.

Contractual Obligations.   The following table summarizes the Company’s commitments to make long-term debt and minimum lease payments, aircraft purchases and certain other obligations for the years ending December 31:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long-term debt(1)	$696	$963	$1,400	$525	$1,078	$3,749	$8,411
Capital leases(2)	53	31	39	28	21	189	361
Operating leases:(3)
Aircraft	627	636	656	632	615	4,671	7,837
Non-aircraft	161	158	147	135	129	1,186	1,916
Aircraft commitments(4)	860	827	868	90	—	—	2,645
Other purchase obligations(5)	93	132	8	4	3	27	267
Total(6)	$2,490	$2,747	$3,118	$1,414	$1,846	$9,822	$21,437

(1)          Amounts represent principal payments only. These amounts include $79 million and $567 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their maturity dates at the Company’s election. On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan. The term loan has an initial principal amount of $975 million. The current portion of long-term debt maturing in 2005 related to the term loan is $148 million. Additionally, $76 million matures in 2006, $76 million in 2007, $4 million in 2008, $291 million in 2009 and $380 million thereafter. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings” and “Secured Credit Facilities” below, for additional information related to these amounts.

(2)          Amounts represent principal payments only. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases” for information related to interest on these amounts.

(3)          Amounts represent minimum lease payments with initial or remaining terms of more than one year and exclude related sublease rental income. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4—Leases” for information related to these amounts.

(4)          Amounts represent contractual commitments for firm-order aircraft only and are net of previously paid purchase deposits. The Company has financing commitments in place from the manufacturers for all the firm order aircraft. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 10—Commitments” for a discussion of these purchase commitments.

(5)          Amounts represent non-cancelable commitments to purchase goods and services, including such items as software communications and information technology support. In addition to the contractual cash obligations and commitments included in the table, the Company will in the ordinary course spend significant amounts of cash to operate its business. For example, the Company will pay wages as required under its various collective bargaining agreements and will be obligated to make contributions to the pension plans benefiting its employees (as discussed below); the Company will purchase capacity from its regional airline affiliates (in return for which Northwest generally retains all revenues from tickets sold in respect of that purchased capacity); and the Company will pay, among other items, credit card processing fees, Computer Reservation System fees and outside services related to engine and airframe maintenance. While these and other expenditures may be covered by legally binding agreements, the actual payment amounts will depend on volume and other factors that cannot be predicted with any degree of certainty, and accordingly they are not included in the table.

(6)          Purchase orders made in the ordinary course of business are excluded from the table. Any amounts for which the Company is liable under purchase orders are reflected in the consolidated balance sheets as accounts payable and accrued liabilities. The above table also excludes $263 million in respect of the Series C Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6—Redeemable Preferred and Common Stock” for additional discussion of the Company’s obligations related to the Series C Preferred Stock.

Off-Balance Sheet Arrangements.   The SEC requires registrants to disclose “off-balance sheet arrangements”. As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which a company 1) has made guarantees, 2) has retained a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development services with the Company.

The Company has examined the structures of its contractual obligations potentially impacted by this disclosure requirement and has concluded that no arrangements of the types described above in categories 1, 2 or 3 exist that the Company believes may have a material current or future effect on its financial condition, liquidity or results of operations. With respect to category 4, the Company has obligations arising out of variable interests in unconsolidated entities. The Company has adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46 as of July 1, 2003 for certain variable interests based on the current guidance provided by the FASB. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies” for additional discussion of these variable interest arrangements.

Pension Funding Obligations.   The Company has several noncontributory pension plans covering substantially all of its employees. As of December 31, 2004, the Company’s plans were substantially underfunded as measured under the provisions of SFAS No. 87. Projected benefit obligations under the plans totaled $9.25 billion, approximately $3.82 billion in excess of the fair value of plan assets. Unless future asset returns exceed plan assumptions, we will have to satisfy the underfunded amounts of the plans through cash contributions over time. The timing and amount of funding requirements also depend upon a number of other factors, including interest rates, asset returns, potential changes in pension legislation, our decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.

On April 15, 2003, the IRS approved the application submitted by the Company to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees. The Company satisfied the conditions for rescheduling plan year 2003 contributions by granting the plans liens on certain assets of the Company (including domestic foreign slots, international routes, aircraft and engines).

On April 10, 2004, the President signed into law the Pension Act, which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.

Including the effect of the Pension Act, the Company’s 2004 calendar year cash contributions to qualified pension plans approximated $253 million. The Company anticipates that required contributions related to its qualified pension plans in 2005 will be approximately $420 million. Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, we would expect our calendar year 2006 and 2007 cash contributions to be significantly higher than our 2005 cash contributions.

Credit Ratings.   On July 28, 2004, Standard & Poor’s (“S&P”) downgraded the corporate credit rating of the Company from B+ to B. At December 31, 2004, the Company’s S&P’s corporate credit rating and its senior unsecured credit rating were B and CCC+, respectively; its Moody’s Investor Services senior implied rating and senior unsecured rating were B2 and Caa1, respectively; and its Fitch Ratings senior unsecured credit rating was B. The lowering of the Company’s credit ratings could make it more difficult to issue debt, including the ability to utilize certain financing commitments related to future aircraft deliveries, to renew outstanding letters of credit that back certain obligations and to obtain financial instruments used in its fuel and currency hedging. Lower credit ratings could also increase the cost of these transactions.

Secured Credit Facilities.   On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility that was scheduled to mature in October 2005, by entering into an Agreement with a consortium of lenders, which amended and restructured the revolving credit facility into a term loan. The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods. The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5¼% and is payable 25% at the end of the first year, 12½% at the end of each of the second and third years and 50% at the end of the fifth year. The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6¾% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.

The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility. The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time. In addition, the Agreement contains a covenant that requires the Company to maintain a ratio of earnings to fixed charges of at least 0.50 to 1.0 for the nine months ending December 31, 2004 and the twelve months ending March 31, 2005. For the three months ending June 30, 2005, six months ending September 30, 2005, nine months ending December 31, 2005 and the twelve months ending March 31, 2006 and June 30, 2006 the numerator of the required ratio is 1.00. Quarterly through June 30, 2007, the numerator of the required ratio gradually increases from 1.05 to 1.45 for each of the rolling twelve month ending periods. Thereafter, the numerator of the required ratio is 1.50. For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry. Earnings also exclude certain non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense. Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense). Although the Company believes that it will satisfy these requirements through December 31, 2005, there can be no assurance that it will be able to do so through the expiration of the facility. Compliance with the covenant depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3—Long-Term Debt and Short-Term Borrowings” for additional discussion of these credit facilities.

Unsecured Debt Issued in January 2004.   In January 2004, Northwest completed an offering of $300 million of unsecured notes due 2009. The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity. Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%. Proceeds from the sale of the notes were used for working capital and general corporate purposes.  The notes are guaranteed by NWA Corp.

Shelf Registration Statement.   As of December 31, 2003, the Company had an effective shelf registration statement for the issuance of $3.0 billion of unsecured debt and pass-through certificates. The $300 million unsecured debt issuance in January 2004 reduced this amount to $2.7 billion.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of the Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially reflect materially different results under different assumptions and conditions. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies” for additional discussion of the application of these estimates and other accounting policies. The Company’s management discussed the development of the estimates and disclosures related to each of these matters with the audit committee of the Company’s board of directors.

Asset Valuation and Impairments.   The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). These impairment evaluations are primarily initiated by fleet plan changes and therefore predominantly performed on fleet-related assets. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company’s Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be required.

In June 2004, as part of a revised fleet plan, the Company determined that it does not currently intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations. As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory in the second quarter of 2004. In December 2004, additional impairment charges of $99 million were recorded in conjunction with a new aircraft order and the related early retirement of certain DC10-30 aircraft, and the accelerated retirement of the Company’s DC9-10 fleet, as part of a revised fleet plan.

In June 2003, the Company recorded an aircraft impairment charge of $21 million as additional depreciation expense, primarily for Boeing 727-200 aircraft used in charter operations. In December 2003, the Company recorded an impairment charge of $213 million as other expense, which related to foreign real property that previously secured certain debt obligations of the Company.

In December 2002, the Company revised its fleet plan, accelerating the retirement of 13 DC10-30 and nine Boeing 747-200 aircraft by an average of five and six years, respectively. The Company recorded impairment charges of $352 million associated with these aircraft, engines and related inventory as a result of the retirement acceleration. The Company’s 2003 operating results were also impacted by an estimated $20 million of additional depreciation expense related to these aircraft, reflecting the combined effect of the reduced average lives, a decrease in net book values and lower salvage values. If the current fair market values and salvage values of the impaired aircraft were decreased by 10%, the aircraft impairment charge would have increased by $17 million and the 2003 depreciation expense would have decreased by $7 million. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies” for additional discussion of impairment of long-lived assets.

Pension Liability and Expense.   The Company has several noncontributory pension plans covering substantially all of its employees. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, which requires that amounts recognized in financial statements be determined on an actuarial basis that includes estimates relating to expected return on plan assets, discount rate and employee compensation. Benefits associated with these plans are based primarily on years of service and, in some cases, employee compensation. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12—Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

A significant element in determining the Company’s pension expense is the expected return on plan assets, which is based in part on historical results for similar allocations among asset classes. The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over future years of service. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.

At December 31, 2002, the Company changed its assumed expected long-term rate of return on plan assets from 10.5% to 9.5%, which remained in place as of December 31, 2003 and 2004. In developing the expected long-term rate of return assumption, the Company examines projected returns by asset category with its pension investment advisors. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices, with minor adjustments to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return on plan assets is based on a target asset allocation of 45% U.S. equities, 25% international equities, 15% long duration fixed income securities, 10% private market securities and 5% high yield fixed-income securities. This target asset allocation yields an expected weighted arithmetic average return of 9.5% on an annual basis.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12—Pension and Other Postretirement Health Care Benefits” for further information on the Company’s investment policy for its defined benefit plans and actual investment mix by asset category as of December 31, 2004. The actual asset allocation is reviewed regularly and is periodically rebalanced to the targeted allocation.

The plan assets earned a rate of return substantially less than 9.5% in each of 2000, 2001 and 2002, but exceeded that rate in 2003 and 2004, earning 28.2% and 15.0%, respectively. For the ten year period 1995 - 2004 in which the current asset allocation policy has been in place, the plan assets have generated annualized returns of 11.8%. Depending on future rates of return, the Company’s expected return on plan assets could be adjusted downward. If such adjustments become necessary, future pension expense would increase.

Plan assets for the Company’s pension plans are managed by external investment management organizations. These investment management firms are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

The Company also determines the discount rate used to measure plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plans that hold high, investment grade ratings by recognized ratings agencies. By applying this methodology, the Company determined a discount rate of 5.9% to be appropriate at December 31, 2004, which is a reduction of 0.35% from the rate used at December 31, 2003.

For the year ended December 31, 2004, accounting for the changes related to the Company’s pension plans resulted in a net decrease to accumulated other comprehensive income of $222 million on a pre-tax basis. The negative impact on accumulated other comprehensive income was principally due to an 11.3% rise in benefit obligations driven by a 0.35% decrease in the discount rate to 5.9%, offset by a 12.9% increase in the fair value of the plan assets. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.5% would have changed accumulated other comprehensive income by $564 million on a pre-tax basis.

For pension plans sponsored by the Company in which benefits depend, in part, on the future level of wages, the projected rate of future compensation increases is an important assumption that affects the amount of periodic pension expense recognized. The Company’s expectations regarding future wage increases are based on several factors, including historical trends, contractual obligations under collective bargaining agreements, and prevailing market forces. As of December 31, 2004, the weighted average rate of future compensation increases assumed for the affected plans was 2.15% annually, which compares with 1.93% and 3.60% at December 31, 2003 and 2002, respectively.

For the year ended December 31, 2004, the Company recognized consolidated pre-tax pension expense of $444 million, down from $491 million in 2003. Pension expense is expected to approximate $500 million in 2005. Holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.5% would decrease/increase pension expense by approximately $27 million in 2005. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25% would decrease/increase pension expense by approximately $28 million in 2005.

SEC Inquiry.   In October 2004, the Company received an informal request for information from the SEC in connection with an inquiry related to accounting for pension and other post-retirement benefit plans. The SEC has stated that the inquiry is not an indication that any violation of laws has occurred. The Company believes its accounting practices in this area are appropriate and is cooperating with the inquiry, which also involves several other companies.

Revenue Recognition.   Passenger ticket revenues are recognized when the transportation is provided, or when the ticket expires, or is expected to expire, unused. The air traffic liability account is increased at the time of sale and represents an obligation of the Company to provide air travel in the future. Revenue is recognized, and the air traffic liability is reduced, as passengers use these tickets for transportation. The Company regularly performs evaluations of unused tickets. Unused tickets are recognized in passenger revenue based on current estimates, along with adjustments resulting from revisions of previous estimates. These adjustments relate primarily to ticket usage patterns, refunds, exchanges, inter-airline transactions, and other travel obligations for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. While these factors generally follow predictable patterns that provide a reliable basis for estimating the air traffic liability, and the Company uses historical trends and averages in its estimates, significant changes in business conditions and/or passenger behavior that affect these estimates could have a significant impact on the Consolidated Financial Statements.

Frequent Flyer Accounting.   The Company utilizes a number of estimates in accounting for its WorldPerks frequent flyer program. The Company accounts for the frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards expected to be redeemed on Northwest and other airline partners. Customers are expected to redeem their mileage, and a liability is recorded, when their accounts accumulate the minimum number of miles needed to obtain one flight award. Additional assumptions are made, based on past customer behavior, regarding the likelihood of customers using the miles for first-class upgrades or other premiums instead of flight awards, the expected use on other airline partners, as well as the likelihood of customers never redeeming the miles. Estimated incremental costs of carrying a passenger flying on redeemed miles on Northwest are based on the system average cost per passenger for food and beverage, fuel, insurance, security, miscellaneous claims and WorldPerks distribution and administration expenses. Estimated incremental cost for carriage on airline partners is based on contractual rates.

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award. In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments it expects to make to other airlines for WorldPerks members’ redemption travel on those carriers until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest. These changes in estimates resulted in a liability increase of $77 million, due primarily to the higher cost of awards redeemed on reciprocal frequent flyer programs versus Northwest’s incremental cost for carriage, partially offset by a higher projection of unused award miles. While the average cost of an award increased as a result of these revised estimates, the total number of awards expected to be redeemed declined substantially. The number of estimated travel awards outstanding and expected to be redeemed at December 31, 2004, 2003, and 2002 was approximately 3.8, 7.2 and 7.8 million, respectively. Northwest recorded a liability for these estimated awards of $215 million, $119 million and $127 million at December 31, 2004, 2003 and 2002, respectively.

The number of travel awards used for travel on Northwest during the years ended December 31, 2004, 2003 and 2002 was approximately 1,380,000, 1,408,000 and 1,459,000, representing an estimated 6.9%, 7.5%, and 7.8% of Northwest’s total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company’s ability to manage frequent flyer inventory through seat allocations.

The Company defers a portion of the revenue from the sale of mileage credits to participating partners such as credit card issuers, hotels, long-distance companies, car rental firms, partner airlines, and other partners. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. The portion of revenue that is recognized at the time of sale represents marketing services in excess of the fair value of the tickets expected to be redeemed.

Intangible Assets.   The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets. The Company adopted SFAS No. 142 as of January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill. During the fourth quarter of 2004, an independent third party appraisal was conducted for the Company’s annual impairment test of its international routes and found the fair value to be in excess of the carrying value.

The Company’s indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive “fifth freedom” rights between Japan and India, the South Pacific and other Asian destinations. Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan and beyond from its U.S. hub airports indefinitely. Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances. The Company’s carrying value of international route authorities was $634 million at December 31, 2004. Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes. If the life is then determined to be finite, the Company would begin amortizing the asset.

Stock Based Compensation.   As of December 31, 2004, the Company has stock option plans for officers and key employees of the Company. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options” for additional discussion of stock options. The Company historically accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Prior to January 1, 2003, no stock-based employee compensation expense related to options were reflected in the Consolidated Statements of Operations, as all options granted in 2002 or before have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123 and accounts for this change in accounting principle using the “prospective method” as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. The disclosure provisions prescribed by SFAS No. 148 are included in “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7—Stock Options”.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Since the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date SFAS No. 123R is adopted. Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123 effective January 1, 2003,  the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal. Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant. Therefore, the impact of adopting SFAS No. 123R will be immaterial. SFAS No. 123R is effective for the fiscal quarter beginning July 1, 2005, although early adoption is permitted.

On January 14, 2003, the Company completed an option exchange program, pursuant to which officers of the Company were able to exchange their stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low price of the Company’s common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their stock options for phantom units (instruments settled in cash at the time of vesting) at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past.

On June 27, 2003, the Company completed an option exchange program for its pilots holding stock options or stock appreciation rights (“SARs”) granted pursuant to the 1998 Pilots Stock Option Plan. This exchange program was adopted as part of a Letter of Agreement with ALPA to obtain approval of the Delta codeshare agreement from ALPA. Pilot participants were able to exchange all of their outstanding stock options or SARs for a designated number of replacement options or replacement SARs, respectively. Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were exchanged only for newly issued options). The exercise price of the new awards is the average of the high and low sales prices of the Company’s common stock on the award date of July 31, 2003, or $9.185 per share. Compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based compensation. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1—Summary of Significant Accounting Policies” and “Note 7—Stock Options” for additional discussion of these stock option exchange programs.

Recent Accounting Pronouncements

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans. In accordance with FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FASB Staff Position 106-2”), effective for interim periods beginning after June 15, 2004, the Company has estimated the effects of the Act in its measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes for the year ending December 31, 2004. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12—Pension and Other Postretirement Health Care Benefits” for additional discussion of liabilities and expenses associated with postretirement health care benefits.

In September 2004, the EITF issued EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”). EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded from their calculation of diluted earnings per share, and to restate the diluted earnings per share calculation for all periods during which time the applicable convertible instruments were outstanding. The Company adopted the provisions of EITF 04-8 as of December 31, 2004. As further discussed in “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2—Earnings (Loss) Per Share Data”, the Company’s diluted earnings per share calculation has been restated to include shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 for periods where the Company reported net income applicable to common stockholders. The impact of adopting EITF 04-8 reduced diluted earnings per share by $0.12 in 2003.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks inherent in the Company’s market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ from the outcomes estimated in the analyses due to factors beyond the Company’s control. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13—Risk Management and Financial Instruments” for related accounting policies and additional information.

Aircraft Fuel.   The Company’s earnings are affected by changes in the price and availability of aircraft fuel. From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. A hypothetical 10% increase in the December 31, 2004 cost per gallon of fuel, assuming projected 2005 mainline and regional aircraft fuel usage, would result in an increase to aircraft fuel expense of approximately $243 million in 2005, compared to an estimated $153 million for 2004 measured at December 31, 2003. As of December 31, 2004, the Company had hedged approximately 25% and 6% of 2005 first quarter and full year mainline fuel requirements, respectively. No fuel hedges were in place at December 31, 2003.

Foreign Currency.   The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2004 levels relative to each of the currencies in which the Company’s revenues and expenses are denominated would result in a decrease in operating income of approximately $99 million for the year ending December 31, 2005, compared to an estimated decrease of $58 million for 2004 measured at December 31, 2003. This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2004 and 2003. The variance is due to the Company’s foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

The Company also has foreign currency exposure as a result of changes to balance sheet items. The result of a 10% strengthening in the value of the U.S. dollar would result in a decrease to other income of an estimated $12 million in 2005, caused by the remeasurement of net foreign currency-denominated assets as of December 31, 2004, compared with an estimated decrease of $1 million caused by the remeasurement of net foreign currency denominated assets at December 31, 2003. This sensitivity analysis was prepared based upon projected foreign currency-denominated assets and liabilities as of December 31, 2004 and 2003.

In 2004, the Company’s yen-denominated net cash inflow was approximately 54 billion yen (approximately $487 million) and its yen-denominated assets exceeded its yen-denominated liabilities by an average of 15 billion yen (approximately $143 million), compared with 19 billion yen (approximately $164 million) and 4 billion yen (approximately $32 million), respectively, in 2003. In general, each time the yen strengthens (weakens), the Company’s operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency gain (loss) is recognized due to the remeasurement of net yen-denominated assets. The Company’s operating income in 2004 was favorably impacted by approximately $88 million due to the average yen being stronger in 2004 compared to 2003 and favorably impacted in 2003 by approximately $26 million due to the average yen being stronger in 2003 compared to 2002. Excluding the impact of hedging activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2004, 2003 and 2002 was 108, 117 and 126, respectively. Including the impact of hedge activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2004, 2003 and 2002 was 110, 117 and 104, respectively. The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in losses of $7.8 million and a gain of $1 million in 2004 and 2003, respectively. As of December 31, 2004, the Company had entered into forward contracts to hedge approximately 12% of its anticipated 2005 yen-denominated sales at an average rate of 105 yen per U.S. dollar. This compares to 22% and 6% of its anticipated 2004 and 2005 yen-denominated sales, respectively, hedged as of December 31, 2003.

Interest Rates.   The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. If short-term interest rates were to increase by 100 basis points for a full year, based on the Company’s cash balance at December 31, 2004, the Company’s interest income from cash equivalents and short-term investments would increase by approximately $26 million compared to an estimated $29 million based on the Company’s cash balance at December 31, 2003. The Company’s floating rate indebtedness was approximately 48% and 44% of its total long-term debt and capital lease obligations at December 31, 2004 and 2003, respectively. If short-term interest rates were to increase by 100 basis points across 2005 as measured at December 31, 2004, the Company’s interest expense would increase by approximately $42 million, compared to an estimated $36 million for 2004 measured at December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s floating rate indebtedness, cash equivalent and short-term investment balances at December 31, 2004 and 2003.

Market risk for fixed-rate indebtedness is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $137 million measured at December 31, 2004, compared to an estimated $132 million measured at December 31, 2003. The fair values of the Company’s indebtedness were estimated using estimated or quoted market prices and discounted future cash flows based on the Company’s incremental borrowing rates for similar types of arrangements.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Northwest Airlines Corporation

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Airlines Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota February 25, 2005

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$707	$1,146
Unrestricted short-term investments	1,752	1,611
Restricted short-term investments	152	126
Accounts receivable, less allowance (2004—$12; 2003—$19)	460	478
Flight equipment spare parts, less allowance (2004—$240; 2003—$202)	125	174
Maintenance and operating supplies	92	80
Prepaid expenses and other	290	221
Total current assets	3,578	3,836
PROPERTY AND EQUIPMENT
Flight equipment	9,890	8,833
Less accumulated depreciation	2,535	2,135
	7,355	6,698
Other property and equipment	1,783	1,681
Less accumulated depreciation	1,014	956
	769	725
Total property and equipment	8,124	7,423
FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	257	418
Less accumulated amortization	111	168
Total flight equipment under capital leases	146	250
OTHER ASSETS
Intangible pension asset	671	750
International routes	634	634
Investments in affiliated companies	55	67
Other	834	1,048
Total other assets	2,194	2,499
Total Assets	$14,042	$14,008

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Air traffic liability	$1,468	$1,272
Accrued compensation and benefits	895	950
Accounts payable	566	540
Collections as agent	135	111
Accrued aircraft rent	267	268
Other accrued liabilities	417	405
Current maturities of long-term debt	696	668
Current obligations under capital leases	53	65
Total current liabilities	4,497	4,279
LONG-TERM DEBT	7,715	7,198
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	308	354
DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	3,593	3,228
Other	753	724
Total deferred credits and other liabilities	4,346	3,952
PREFERRED REDEEMABLE STOCK	263	236
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2004—111,124,304; 2003—110,868,937)	1	1
Additional paid-in capital	1,471	1,460
Accumulated deficit	(1,999)	(1,083)
Accumulated other comprehensive income (loss)	(1,547)	(1,340)
Treasury stock (2004—24,018,221 shares; 2003—24,862,782 shares)	(1,013)	(1,049)
Total common stockholders’ equity (deficit)	(3,087)	(2,011)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,042	$14,008

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31
	2004	2003	2002
OPERATING REVENUES
Passenger	$8,432	$7,632	$7,823
Regional carrier revenues	1,083	860	689
Cargo	830	752	735
Other	934	833	729
Total operating revenues	11,279	10,077	9,976
OPERATING EXPENSES
Salaries, wages and benefits	3,796	3,905	3,878
Aircraft fuel and taxes	2,203	1,554	1,439
Selling and marketing	847	709	803
Depreciation and amortization	731	586	903
Other rentals and landing fees	596	569	576
Aircraft maintenance materials and repairs	463	474	576
Aircraft rentals	446	481	460
Regional carrier expenses	1,210	567	487
Other	1,492	1,497	1,700
Total operating expenses	11,784	10,342	10,822
OPERATING INCOME (LOSS)	(505)	(265)	(846)
OTHER INCOME (EXPENSE)
U.S. Government appropriations	—	209	(27)
Interest expense	(543)	(475)	(427)
Interest capitalized	8	10	25
Interest of mandatorily redeemable security holder	—	(25)	(25)
Investment income	51	43	46
Earnings of affiliated companies	8	18	37
Other, net	120	703	(3)
Total other income (expense)	(356)	483	(374)
INCOME (LOSS) BEFORE INCOME TAXES	(861)	218	(1,220)
Income tax expense (benefit)	1	(30)	(422)
NET INCOME (LOSS)	(862)	248	(798)
Preferred stock requirements	(29)	(12)	—
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(891)	$236	$(798)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(10.32)	$2.75	$(9.32)
Diluted	$(10.32)	$2.62	$(9.32)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(862)	$248	$(798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	731	586	903
Income tax expense (benefit)	1	(30)	(422)
Net receipts (payments) of income taxes	(3)	215	122
Pension and other postretirement benefit contributions less than expense	190	90	139
Net loss (earnings) of affiliates	(8)	(18)	(37)
Net loss (gain) on disposition of property, equipment and other	(95)	(708)	41
Other, net	77	20	83
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	46	(20)	(38)
Decrease (increase) in flight equipment spare parts	7	31	(14)
Decrease (increase) in supplies, prepaid expenses and other	(60)	25	(68)
Increase (decrease) in air traffic liability	191	50	(54)
Increase (decrease) in accounts payable	27	(103)	(17)
Increase (decrease) in other liabilities	19	(1)	(164)
Increase (decrease) in accrued liabilities	10	(10)	40
Net cash provided by (used in) operating activities	271	375	(284)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(480)	(1,123)	(1,588)
Purchases of short-term investments	(483)	(1,715)	(562)
Proceeds from sales of short-term investments	351	325	391
Proceeds from sale of property, equipment and other assets	160	615	15
Investments in affiliated companies and other, net	(6)	(121)	(36)
Net cash used in investing activities	(458)	(2,019)	(1,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(1,664)	(301)	(201)
Payment of capital lease obligations	(70)	(49)	(58)
Payment of short-term borrowings	(4)	(14)	(2)
Proceeds from long-term debt	1,512	1,359	1,740
Proceeds from sale and leaseback transactions	—	—	136
Other, net	(26)	(74)	(194)
Net cash provided by (used in) financing activities	(252)	921	1,421
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(439)	(723)	(643)
Cash and cash equivalents at beginning of period	1,146	1,869	2,512
Cash and cash equivalents at end of period	$707	$1,146	$1,869
Available to be borrowed under credit facilities	$—	$1	$1

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,459	$2,757	$2,097
Supplemental Cash Flow Information:
Interest paid	$505	$448	$421
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and aircraft predelivery deposits and other non-cash transactions	$705	$290	$(11)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total
Balance January 1, 2002	110.3	$1	$1,451	$(518)	$(305)	$(1,060)	$(431)
Net income (loss)	—	—	—	(798)	—	—	(798)
Other comprehensive income (loss)
Foreign Currency (net of $4 million of tax)	—	—	—	—	(7)	—	(7)
Deferred gain/loss from hedging activities (net of $5 million of tax)	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustments (net of $592 million of tax)	—	—	—	—	(1,026)	—	(1,026)
Total							(1,840)
Series C Preferred Stock converted to Common Stock	0.1	—	1	—	—	—	1
Common Stock held in rabbi trusts	—	—	(3)	—	—	5	2
Other	0.4	—	6	—	—	—	6
Balance December 31, 2002	110.8	1	1,455	(1,316)	(1,347)	(1,055)	(2,262)
Net income (loss)	—	—	—	248	—	—	248
Other comprehensive income (loss)
Foreign Currency (net of $17 million of tax)	—	—	—	—	30	—	30
Deferred gain/loss from hedging activities (net of $20 million of tax)	—	—	—	—	(35)	—	(35)
Unrealized gain/loss on investments	—	—	—	—	(1)	—	(1)
Minimum pension liability adjustments (net of $7 million of tax)	—	—	—	—	13	—	13
Total							255
Preferred Series C dividends accrued	—	—	—	(12)	—	—	(12)
Series C Preferred Stock converted to Common Stock	—	—	2	—	—	—	2
Step-up in basis of Orbitz Investment	—	—	11	—	—	—	11
$225 million Convertible Debt call spread	—	—	(10)	—	—	—	(10)
Other	0.1	—	2	(3)	—	6	5
Balance December 31, 2003	110.9	1	1,460	(1,083)	(1,340)	(1,049)	(2,011)
Net income (loss)	—	—	—	(862)	—	—	(862)
Other comprehensive income (loss)
Foreign Currency	—	—	—	—	3	—	3
Deferred gain/loss from hedging activities	—	—	—	—	8	—	8
Unrealized gain/loss on investments	—	—	—	—	4	—	4
Minimum pension liability adjustments	—	—	—	—	(222)	—	(222)
Total							(1,069)
Preferred Series C dividends accrued	—	—	—	(29)	—	—	(29)
Series C Preferred Stock converted to Common Stock	0.1	—	2	—	—	—	2
Stock options expensing	0.1	—	7	—	—	—	7
Issuance of Treasury Stock	—	—	—	(25)	—	36	11
Other	—	—	2	—	—	—	2
Balance December 31, 2004	111.1	$1	$1,471	$(1,999)	$(1,547)	$(1,013)	$(3,087)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Business:   Northwest’s operations account for approximately 98% of the Company’s consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 232 cities in 25 countries in North America, Asia and Europe. Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM, which operates through a hub in Amsterdam, a domestic and international alliance with Continental and Delta, membership in SkyTeam, a global airlines alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air, exclusive marketing agreements with two domestic regional carriers, Pinnacle Airlines and Mesaba, both of which operate as Northwest Airlink, and a cargo business that includes a dedicated fleet of 12 freighter aircraft that operate through hubs in Anchorage and Tokyo.

Basis of Consolidation:   NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest. The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, as well as Pinnacle Airlines, are accounted for by the equity method. Other investments are accounted for by the cost method.

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

The Company accounts for certain airport leases under the EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet. Capitalized expenditures of $294 million at December 31, 2004 that relate to airport improvements at Minneapolis-St. Paul, Memphis, Detroit, Knoxville and Seattle are recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases and debt. During the construction of the Detroit airport project, capital expenditures are reflected in other property and equipment and long-term debt. This amount totaled $78 million as of December 31, 2004. Upon project completion, the corresponding asset and obligation will be removed from the balance sheet and will be accounted for as an operating lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

International Routes and Goodwill:   Certain of the Company’s international routes result from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive “fifth freedom” rights from Japan to India, the South Pacific and other Asian destinations. Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan from its U.S. hub and gateway airports indefinitely. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize these intangible assets, but instead regularly tests the balance for impairment. During the fourth quarter of 2004, an independent third party appraisal was conducted for the Company’s annual impairment test of its international routes and found the fair value to be in excess of the carrying value.

Impairment of Long-Lived Assets:   The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144. These impairment evaluations are primarily initiated by fleet plan changes and therefore predominantly performed on fleet-related assets. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company’s Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

In June 2004, as part of a revised fleet plan, the Company determined that it does not currently intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations. As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory in the second quarter of 2004. In December 2004, additional impairment charges of $99 million were recorded in conjunction with a new aircraft order and the related early retirement of certain DC10-30 aircraft, and the accelerated retirement of the Company’s DC9-10 fleet, as part of a revised fleet plan.

In June 2003, the Company recorded an aircraft impairment of $21 million as additional depreciation expense, primarily for Boeing 727-200 aircraft used in charter operations. In December 2003, the Company recorded an impairment charge of $213 million as other expense, which related to foreign real property that no longer secures certain debt obligations. See “Note 5—Mandatorily Redeemable Security” for additional information regarding impairment of foreign real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

In December 2002, the Company revised its fleet plan, accelerating the retirement of nine Boeing 747-200 and 13 DC10-30 aircraft. The Company recorded non-cash impairment charges of $352 million to reflect reductions in the estimated market values of these aircraft, engines and related inventory in the fourth quarter of 2002. These charges consisted of $294 million related to the aircraft, $23 million to spare engines, and $35 million to inventory.

Frequent Flyer Program:   The Company utilizes a number of estimates in accounting for its WorldPerks frequent flyer program. The Company accounts for the frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards expected to be redeemed on Northwest and other airline partners. Customers are expected to redeem their mileage, and a liability is recorded, when their accounts accumulate the minimum number of miles needed to obtain one flight award. Additional assumptions are made, based on past customer behavior, regarding the likelihood of customers using the miles for first-class upgrades or other premiums instead of flight awards, the expected use on other airline partners, as well as the likelihood of customers never redeeming the miles. Estimated incremental costs of carrying a passenger flying on redeemed miles on Northwest are based on the system average cost per passenger for food and beverage, fuel, insurance, security, miscellaneous claims and WorldPerks distribution and administration expenses. Estimated incremental cost for carriage on airline partners is based on contractual rates.

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award. In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments it expects to make to other airlines for WorldPerks members’ redemption travel on those carriers until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines, without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest. These changes in estimates resulted in a liability increase of $77 million, due primarily to the higher cost of awards redeemed on reciprocal frequent flyer programs versus Northwest’s incremental cost for carriage, partially offset by a higher projection of unused award miles. While the average cost of an award increased as a result of these revised estimates, the total number of awards expected to be redeemed declined substantially. The number of estimated travel awards outstanding and expected to be redeemed at December 31, 2004, 2003, and 2002 was approximately 3.8, 7.2 and 7.8 million, respectively. Northwest recorded a liability for these estimated awards of $215 million, $119 million and $127 million at December 31, 2004, 2003 and 2002, respectively.

The number of travel awards used for travel on Northwest during the years ended December 31, 2004, 2003 and 2002 was approximately 1,380,000, 1,408,000 and 1,459,000, representing an estimated 6.9%, 7.5%, and 7.8% of Northwest’s total RPMs for each such year, respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company’s ability to manage frequent flyer inventory through seat allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company defers a portion of the revenue from the sale of mileage credits to participating partners such as credit card issuers, hotels, long-distance companies, car rental firms, partner airlines, and other partners. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. The portion of revenue that is recognized at the time of sale represents marketing services in excess of the fair value of the tickets expected to be redeemed.

Operating Revenues:   Passenger and cargo revenues are recognized when the transportation is provided, or when the ticket expires, or is expected to expire, unused. The main component of air traffic liability represents the estimated value of sold but unused tickets. The Company regularly performs evaluations of unused tickets. Unused tickets are recognized in passenger revenue based on current estimates, along with adjustments resulting from revisions of previous estimates. These adjustments relate primarily to ticket usage patterns, refunds, exchanges, inter-airline transactions, and other travel obligations for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. While these factors generally follow predictable patterns that provide a reliable basis for estimating the air traffic liability, and the Company uses historical trends and averages in its estimates, significant changes in business conditions and/or passenger behavior that affect these estimates could have a significant impact on the Consolidated Financial Statements. Other revenues include MLT, transportation fees and charter revenues, and are recognized when the service or transportation is provided.

Advertising:   Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $72 million, $82 million and $93 million in 2004, 2003, and 2002, respectively.

Employee Stock Options:   As of December 31, 2004, the Company has stock option plans for officers and key employees of the Company. See “Note 7—Stock Options” for additional discussion of stock options. The Company historically accounted for those plans under the provisions of APB No. 25, and related interpretations. In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. Prior to January 1, 2003, no stock-based employee compensation expense related to options was reflected in the consolidated statement of operations, as all options granted in 2002 or before have an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the fair value based method had been applied to all outstanding option awards rather than only those granted since January 1, 2003. Awards under the Company’s plans vest over periods ranging from three to five years.

	Basic Earnings (Loss)			Diluted Earnings (Loss)
	Per Share for the			Per Share for the
	Twelve Months Ended			Twelve Months Ended
	December 31			December 31
	2004	2003	2002	2004	2003	2002
	(In millions except per share amounts)
Net income (loss) applicable to common shareholders, as reported	$(891)	$236	$(798)	$(891)	$236	$(798)
Effect of dilutive securities:
Interest on contingently convertible debt	—	—	—	—	9	—
Adjusted net income for diluted earnings (loss) per share	$(891)	$236	$(798)	$(891)	$245	$(798)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effect(1)	32	19	3	32	19	3
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax(1)	(32)	(20)	(12)	(32)	(20)	(12)
Pro forma net income (loss) applicable to common shareholders	$(891)	$235	$(807)	$(891)	$244	$(807)
Earnings (loss) per share:
Basic—as reported	$(10.32)	$2.75	$(9.32)	—	—	—
Basic—pro forma	$(10.32)	$2.74	$(9.43)	—	—	—
Diluted—as reported	—	—	—	$(10.32)	$2.62	$(9.32)
Diluted—pro forma	—	—	—	$(10.32)	$2.61	$(9.43)

(1)          As described below in “Note 9—Income Taxes”, the Company is not presently recording additional tax benefits or provisions due to its net deferred tax asset position and recent history of losses; therefore, the Company did not include any tax effect related to the 2004 and 2003 amounts shown.

Foreign Currency:   Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income.

Income Taxes:   The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities. However, based on cumulative net losses during the current and prior two years, the Company is required to record a valuation allowance to the extent that its deferred tax assets exceed its deferred tax liabilities. It is more likely than not that future deferred tax assets will also require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Use of Estimates:   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards:   In December 2004, the FASB issued SFAS No. 123R. In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Since the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date SFAS No. 123R is adopted. Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123 effective January 1, 2003,  the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal. Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant. Therefore, the impact of adopting SFAS No. 123R will be immaterial. SFAS No. 123R is effective for the fiscal quarter beginning July 1, 2005, although early adoption is permitted.

In September 2004, the EITF issued EITF 04-8. EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded from their calculation of diluted earnings per share, and to restate the diluted earnings per share calculation for all periods during which time the applicable convertible instruments were outstanding. The Company adopted the provisions of EITF 04-8 as of December 31, 2004. As further discussed in “Note 2—Earnings (Loss) Per Share Data”, the Company’s diluted earnings per share calculation has been restated to include shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 for periods where the Company reported net income applicable to common stockholders. The impact of adopting EITF 04-8 reduced diluted earnings per share by $0.12 in 2003.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans. In accordance with FASB Staff Position 106-2, effective for interim periods beginning after June 15, 2004, the Company has estimated the effects of the Act in its measures of liabilities and expenses reflected in “Note 12—Pension and Other Postretirement Health Care Benefits”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

	2004	2003	2002
	(In millions, except share data)
Numerator:
Net income (loss)	$(862)	$248	$(798)
Preferred stock requirements	(29)	(12)	—
Net income (loss) applicable to common stockholders	$(891)	$236	$(798)
Effect of dilutive securities:
Interest on contingently convertible debt	—	9	—
Adjusted net income for diluted earnings (loss) per share	$(891)	$245	$(798)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	86,403,384	85,889,584	85,655,786
Effect of dilutive securities:
Contingently convertible debt	—	7,281,552	—
Shares held in non-qualified rabbi trusts	—	3,033	—
Employee stock options and unvested restricted shares	—	471,192	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	86,403,384	93,645,361	85,655,786
Basic earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(9.98)	$2.89	$(9.32)
Preferred stock requirements	(0.34)	(0.14)	—
Net income (loss) applicable to common stockholders	$(10.32)	$2.75	$(9.32)
Diluted earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(9.98)	$2.65	$(9.32)
Interest on contingently convertible debt	—	0.09	—
Preferred stock requirements	(0.34)	(0.12)	—
Net income (loss) applicable to common stockholders	$(10.32)	$2.62	$(9.32)

For the twelve months ended December 31, 2004 and 2002, 19,768,222 and 6,926,103 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Earnings (Loss) Per Share Data (Continued)

Because of the stated intent of the parties to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock, 6,456,063 and 6,521,300 shares of  Series C Preferred Stock are excluded from the effect of dilutive securities for the years ended December 31, 2004 and 2003, respectively. See “Note 6-Redeemable Preferred and Common Stock” for additional information regarding this security.

The dilutive securities described above do not include 1,337,224 and 1,232,128 employee stock options and restricted shares for the years ended December 31, 2004 and 2003, respectively, because the exercise prices of these options were greater than the average market price of the common stock for the period or the amount of assumed proceeds for the restricted shares did not result in incremental dilutive shares under the treasury method. Total employee stock options and restricted shares outstanding of 9,449,561 and 11,589,438 as of December 31, 2004 and 2002, respectively, were not included in diluted securities because the Company reported a net loss for the years ended December 31, 2004 and 2002.

Note 3—Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31 consisted of the following (with interest rates as of December 31, 2004):

	2004	2003
	(in millions)
Aircraft enhanced equipment trust certificates due through 2022, 6.4% weighted-average rate(1)	$2,406	$2,590
Aircraft secured loans due through 2024, 4.7% weighted-average rate(2)	2,526	1,782
Bank Term Loan due 2005 through 2010, 8.2% weighted-average rate(3)	975	—
Bank Revolving Credit Facilities(3)	—	962
Other secured notes due through 2020, 5.9% weighted-average rate	531	569
Other secured debt	102	51
Total secured debt	6,540	5,954
Unsecured notes due 2005 through 2039, 9.3% weighted-average rate(4)	1,494	1,533
Convertible unsecured notes due through 2023, 7.2% weighted-average rate	375	375
Other unsecured debt	2	4
Total unsecured debt	1,871	1,912
Total debt	8,411	7,866
Less current maturities	696	668
Total Long-term debt	$7,715	$7,198

(1)          At December 31, 2004, the $2.41 billion of equipment notes underlying the pass-through trust certificates issued for 101 aircraft are direct obligations of Northwest. Interest on the pass-through trust certificates is payable semi-annually or quarterly.

(2)          The Company took delivery of and financed three Airbus A330-300 and seven Airbus A330-200 aircraft during the twelve months ended December 31, 2004, resulting in an increase of $776 million aircraft secured loans. At December 31, 2004, the $2.53 billion of equipment notes underlying the secured loans issued for 74 aircraft are direct obligations of Northwest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Long-Term Debt and Short-Term Borrowings (Continued)

(3)          On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan. The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods. The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5¼% and is payable 25% at the end of the first year, 12½% at the end of each of the second and third years and 50% at the end of the fifth year. The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6¾% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.

                           The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility. The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time. In addition, the Agreement contains a covenant that requires the Company to maintain a ratio of earnings to fixed charges of at least 0.50 to 1.0 for the nine months ending December 31, 2004 and the twelve months ending March 31, 2005. For the three months ending June 30, 2005, six months ending September 30, 2005, nine months ending December 31, 2005 and the twelve months ending March 31, 2006 and June 30, 2006 the numerator of the required ratio is 1.00. Quarterly through June 30, 2007, the numerator of the required ratio gradually increases from 1.05 to 1.45 for each of the rolling twelve month ending periods. Thereafter, the numerator of the required ratio is 1.50. For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry. Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense. Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense). Although the Company believes that it will satisfy these requirements through December 31, 2005, there can be no assurance that it will be able to do so through the expiration of the facility. Compliance with the covenant depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. See “Note 3—Long-Term Debt and Short-Term Borrowings” for additional discussion of these credit facilities.

(4)          In January 2004, Northwest completed an offering of $300 million of unsecured notes due 2009. The notes have a coupon rate of 10%, payable semi-annually in cash on February 1 and August 1 of each year, beginning on August 1, 2004, and are not redeemable prior to maturity. Each note was issued at a price of $962 per $1,000 principal amount, resulting in a yield to maturity of 11.0%. Proceeds from the sale of the notes were used for working capital and general corporate purposes.  The notes are guaranteed by NWA Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Long-Term Debt and Short-Term Borrowings (Continued)

Debt Maturity Table:

Maturities of long-term debt for the five years subsequent to December 31, 2004 are as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Aircraft enhanced equipment trust certificates	$188	$186	$180	$184	$232	$1,436	$2,406
Aircraft secured loans	117	308	701	101	103	1,196	2,526
Bank Term Loan	148	76	76	4	291	380	975
Other secured notes	38	39	43	35	157	219	531
Other secured debt	16	84	—	1	—	1	102
Total secured debt	507	693	1,000	325	783	3,232	6,540
Unsecured notes	188	270	400	200	294	142	1,494
Convertible unsecured notes	—	—	—	—	—	375	375
Other unsecured debt	1	—	—	—	1	—	2
Total unsecured debt	189	270	400	200	295	517	1,871
Total long-term debt	696	963	1,400	525	1,078	3,749	8,411
Total extendable long-term debt(1)	—	(79)	(567)	—	—	646	—
Total long-term debt assuming extensions elected	$696	$884	$833	$525	$1,078	$4,395	$8,411

(1)          Aircraft secured loans in the above table include $79 million and $567 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their maturity dates at the Company’s election.

Other secured debt in 2006 in the above table includes $78 million of debt associated with the Detroit airport project. As further discussed in “Note 1—Summary of Significant Accounting Policies”, during the construction of the Detroit airport project, capital expenditures are reflected in other property and equipment and long-term debt. Upon project completion the corresponding asset and obligation will be removed from the balance sheet and commitments associated with the airport project will be accounted for as an operating lease. Additionally, holders of $225 million of the $375 million convertible unsecured notes due after 2009 in the above table may require NWA Corp. to repurchase such notes in 2008 (and holders of all the notes also have other dates after 2009, but prior to maturity, on which NWA Corp. can be required to repurchase such notes).

Under some of the debt instruments included above, agreements with the lenders require that the Company meet certain financial covenants, such as unrestricted cash balances and fixed charges coverage ratios. Assets having an aggregate book value of $8.1 billion at December 31, 2004, principally aircraft and route authorities, were pledged under various loan agreements, which in some cases require periodic appraisals. The Company was in compliance with the covenants and collateral requirements related to all of its debt agreements as of December 31, 2004. While the Company anticipates that it will continue to satisfy the lenders with respect to such covenants and collateral requirements, these measures will depend upon the many factors affecting operating performance and the market values of assets.

The weighted-average interest rates on short-term borrowings outstanding at December 31 were 3.73%, 3.97% and 3.04% for 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Rental expense for all operating leases for the years ended December 31 consisted of the following:

	2004	2003	2002
	(in millions)
Gross rental expense	$928	$908	$863
Sublease rental income	(314)	(172)	(143)
Net rental expense	$614	$736	$720

At December 31, 2004, Northwest leased 99 of the 435 aircraft it operates. Of these, nine were capital leases and 90 were operating leases. Base term lease expiration dates range from 2007 to 2009 for aircraft under capital leases, and from 2006 to 2025 for aircraft under operating leases. Northwest’s aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft’s fair market value at the end of the lease term. Of the 99 aircraft lease agreements, 93 provide Northwest with purchase options during the lease, at the end of the lease, or both, on terms that approximated fair market value at the inception of the lease.

At December 31, 2004, future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of more than one year were as follows:

	Capital	Operating leases
	Leases	Aircraft	Non-aircraft
	(in millions)
2005	$79	$627	$161
2006	53	636	158
2007	59	656	147
2008	47	632	135
2009	36	615	129
Thereafter	421	4,671	1,186
	695	7,837	1,916
Less sublease rental income		3,403	38
Total minimum operating lease payments		$4,434	$1,878
Less amounts representing interest	334
Present value of future minimum capital lease payments	361
Less current obligations under capital leases	53
Long-term obligations under capital leases	$308

The above table includes operating leases for 117 aircraft operated by and subleased to Pinnacle Airlines, and 74 aircraft operated by and subleased to Mesaba. Base term lease expiration dates for these subleases range from 2007 to 2017. These aircraft leases can generally be renewed by Northwest for terms ranging from one to eight years at rates based on the aircraft’s fair market value at the end of the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Mandatorily Redeemable Security

In October 1995, the Company completed a restructuring of its yen-denominated non-recourse obligation secured by land and buildings the Company owns in Tokyo. A newly formed consolidated subsidiary of the Company (the “Subsidiary”) entered into a Japanese business arrangement designated under Japanese law as a tokumei kumiai (“TK”). Pursuant to the TK arrangement, the holder of the non-recourse obligation restructured and assigned such obligation to the Subsidiary as operator in exchange for a preferred interest in the profits and returns of capital from the business of the Subsidiary (the “Preferred Security”). The restructured non-recourse obligation is the sole asset of the Subsidiary, and the Company had the ability to transfer the land and buildings in full satisfaction of the Company’s obligation. As a result of this restructuring, the original holder of such non-recourse obligation ceased to be a direct creditor of the Company and the Company’s obligation was reflected in the Company’s Consolidated Balance Sheets as a Mandatorily Redeemable Security.

In December 2003, the Company acquired the holder of the Preferred Security, thereby eliminating the obligation on the Company’s Consolidated Balance Sheets. This acquisition resulted in a net non-cash gain of $148 million, consisting of a gain related to the extinguishment of the non-recourse obligation of $361 million and a corresponding impairment of the land that then secured the obligation by $213 million. The gain on debt extinguishment and the land impairment charge include recognition of currency translation adjustments previously recorded in other comprehensive income of $168 million and $96 million, respectively.

Note 6—Redeemable Preferred and Common Stock

Series C Preferred Stock:   As part of labor agreements reached in 1993, NWA Corp. issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the “Series C Preferred Stock”), and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2004, 4.3 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.7 million shares outstanding are convertible into 6.5 million shares of Common Stock. During 2004, 47,827 shares of Series C Preferred Stock were converted into 65,237 shares of Common Stock.

During the 60-day period ending on August 1, 2003 (the ‘‘Put Date’’), holders of the Series C Preferred Stock had the right to put their shares of the Series C Preferred Stock to NWA Corp. Under the terms of the Series C Preferred Stock, NWA Corp. was required to elect, prior to the commencement of such 60-day period, the form of payment it would use for repurchasing such shares of the Series C Preferred Stock. On May 30, 2003, NWA Corp. elected to repurchase such shares of the Series C Preferred Stock for cash equal to the Put Price. The ‘‘Put Price’’ of the Series C Preferred Stock is equal to a pro rata portion of the actual savings resulting from labor cost savings agreements entered into in 1993 (approximately $226 million as of August 1, 2003, the Put Date) plus any accrued and unpaid dividends on the Series C Preferred Stock.

On August 1, 2003, the Company announced that its Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board of Directors was unable to determine that the Company had adequate legally available surplus to repurchase the outstanding Series C Preferred Stock. As a result, quarterly dividends began accruing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Redeemable Preferred and Common Stock (Continued)

August 1, 2003, at 12% per annum and the employee unions are entitled to three additional Board of Directors positions.

Under the terms of the Series C Preferred Stock, as a result of its inability to repurchase Series C Preferred Stock, on a quarterly basis after the Put Date, NWA Corp. must use all cash held by it (or available under revolving credit agreements) in excess of all the Company’s cash requirements within one year of such determination date (‘‘Available Cash’’) to make partial pro rata redemptions, provided such redemptions are not prohibited under applicable credit agreements or by applicable law. Any decision not to use all Available Cash to effect such partial purchases must be approved by a majority of the directors elected by the holders of the Series C Preferred Stock.

In June 2003, the IBT and certain related parties commenced litigation against NWA Corp. in New York state court. In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court. Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock during 2003 and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company. The Company believes that the lawsuits are without merit.

The financial statement carrying value of the Series C Preferred Stock accreted over 10 years commencing August 1993 to the ultimate put price, and was $263 million at December 31, 2004, including approximately $41 million of unpaid dividends accrued since August 1, 2003.

Stockholder Rights Plan:   Pursuant to the Stockholder Rights Plan (the “Rights Plan”), each share of Common Stock has attached to it a right and, until the rights expire or are redeemed, each new share of Common Stock issued by NWA Corp., including the shares of Common Stock into which the Series C Preferred Stock is convertible, will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-hundredth of a share of Series D Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment. The rights become exercisable only after any person or group (other than the trusts holding Common Stock for the benefit of employees) acquires beneficial ownership of 19% or more (25% or more in the case of certain institutional investors) of NWA Corp.’s “outstanding” Common Stock (as defined in the Rights Plan) or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 19% or more (25% or more in the case of certain institutional investors) of NWA Corp.’s outstanding Common Stock. If any person or group acquires beneficial ownership of 19% or more (25% or more in the case of certain institutional investors) of NWA Corp.’s outstanding Common Stock, the holders of the rights (other than the acquiring person or group) will be entitled to receive, upon exercise of the rights, Common Stock of NWA Corp. having a market value of two times the exercise price of the right. In addition, if after the rights become exercisable NWA Corp. is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of two times the exercise price of the rights. The rights expire on November 16, 2005 and may be redeemed by NWA Corp. at a price of $.01 per right prior to the time they become exercisable.

Note 7—Stock Options

Stock Option Plan for Officers and Key Employees:   As of December 31, 2004, the Company has stock option plans for officers, key employees and pilots of the Company. Prior to December 31, 2002, the Company historically accounted for options and other awards granted under those plans under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stock Options (Continued)

recognition and measurement principles of APB No. 25, and related interpretations. Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. See “Note 1—Summary of Significant Accounting Policies” for additional disclosure of the Company’s stock options, including a table that illustrates the effect on net income and earnings per share. Prior to January 1, 2003, no stock-based employee compensation expense related to options was reflected in the consolidated statement of operations, as all options granted in 2002 or prior had an exercise price equal to the market value of the underlying common stock on the date of grant.

Following is a summary of the Officers and Key Employees Plan activity for the years ended December 31:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	3,507	$12.06	7,923	$25.27	8,757	$25.40
Granted	—	—	2,965	8.31	218	7.33
Forfeited	(343)	9.40	(7,357)	24.81	(639)	28.93
Exercised	(216)	8.31	(24)	4.74	(413)	12.74
Outstanding at end of year	2,948	12.64	3,507	12.06	7,923	25.27
Exercisable at end of year	1,154	19.18	599	27.73	3,728	31.73
Reserved for issuance	21,802		21,802		21,815
Available for future grants	11,089		11,367		7,570

At December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average Remaining
			Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
	(shares in thousands)
$5.71 to $24.59(1)	2,616	7.8 years	$9.72	829	$12.64
26.16 to 39.31	306	3.2 years	34.50	300	34.58
43.56 to 51.97	26	4.1 years	50.49	26	50.49

(1)          2.0 million of the 2.6 million shares outstanding had an exercise price of $8.31, and approximately 422,000 of these shares were exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Weighted average risk-free interest rate	N/A	3.2%	3.3%
Stock price volatility	N/A	40%	40%
Expected lives in years	N/A	6	6

The weighted-average fair value of options granted during 2003 and 2002 is $3.62 and $3.23 per option, respectively.

Management Stock Option Exchange Program:   On January 14, 2003, the Company completed an option exchange program, pursuant to which officers of the Company were able to exchange their stock options at a ratio of two old options for one newly issued option. The new options have a strike price of $8.31, the average of the high and low price of the Company’s common stock on the award date of January 15, 2003. The compensation expense related to these new options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain other management employees of the Company were able to exchange their stock options for phantom units at a ratio of three old options for one phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past.

Stock Option Plan for Pilots:   In September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International, NWA Corp. established the 1998 Pilots Stock Option Plan (“Pilot Plan”). In October 2004, in conjunction with the agreement with ALPA providing for labor cost restructuring, the Company granted 3.5 million additional stock options under the pilot plan.

Following is a summary of the Pilot Plan activity for the years ended December 31:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	1,564	$15.85	2,486	$25.58	2,486	$25.58
Granted	3,500	7.33	926	9.18	—	—
Cancelled	—	—	(1,848)	25.60	—	—
Exercised	—	—	—	—	—	—
Outstanding at end of year	5,064	9.96	1,564	15.85	2,486	25.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stock Options (Continued)

At December 31, 2004:

	Options Outstanding		Options Exercisable
		Weighted-Average
		Remaining
Exercise Prices	Shares	Contractual Life	Shares
	(shares in thousands)
$7.325	3,500	9.8 years	—
9.185	926	8.6 years	233
19.62	134	6.7 years	134
24.688	123	4.7 years	123
27.875	381	4.4 years	381

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Weighted average risk-free interest rate	3.5%	3.5%	N/A
Stock price volatility	50%	40%	N/A
Expected lives in years	6	6	N/A

The weighted-average fair value of options granted during 2004 and 2003 is $3.78 and $4.04 per option, respectively. There were no options granted under the Pilot plan in 2002.

Pilot Stock Option Exchange Program:   On June 27, 2003, the Company completed an option exchange program for its pilots holding stock options or SARs granted pursuant to the 1998 Pilots Stock Option Plan. This exchange program was adopted as part of a letter of agreement with ALPA to obtain approval of the Delta codeshare agreement from ALPA. Pilot participants were able to exchange their outstanding stock options or SARs for a designated number of replacement options or replacement SARs, respectively. Eligible participants were able to exchange their existing stock options and SARs at a ratio of two shares subject to an old award for one share subject to a newly issued award of the same type (although certain outstanding SARs were exchanged only for newly issued options). The exercise price of the new awards is the average of the high and low sales prices of the Company’s common stock on the award date of July 31, 2003, or $9.185 per share. Compensation expense related to these options is currently being amortized over a four-year vesting period using the fair value method of recording stock-based compensation.

Stock Incentive Plans:   Shares of restricted stock were awarded at no cost to certain officers and key employees in 2004, 2003 and 2002. These shares are subject to forfeiture and will be issued when vested. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the applicable vesting period. As of December 31, 2004, 1,037,912 shares were outstanding and not vested.

A long-term incentive performance plan was established in 2000 under which phantom stock units were awarded. These phantom stock units were awarded to certain key officers and other management employees in 2004, 2003 and 2002, with a total of 2,076,350 units, 1,683,414 units and 560,606 units awarded and outstanding at the end of each such year, respectively. The phantom units vest over either a three or four year period based on continued employment of the participants during such periods and upon satisfaction of certain established performance standards. Each unit represents the right to receive a cash payment equal to the market value of the Company’s stock as defined in the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss) (“OCI”):

	Foreign	Deferred Gain	Minimum		Accumulated
	Currency	(Loss) on	Pension	Unrealized Gain	Other
	Translation	Hedging	Liability	(Loss) on	Comprehensive
	Adjustment	Activities	Adjustment	Investments	Income (Loss)
	(in millions)
Balance at January 1, 2002	$(30)	$31	$(306)	$—	$(305)
Before tax amount	(11)	(14)	(1,618)	—	(1,643)
Tax effect	4	5	592	—	601
Net-of-tax amount	(7)	(9)	(1,026)	—	(1,042)
Balance at December 31, 2002	(37)	22	(1,332)	—	(1,347)
Before tax amount	47	(55)	20	(1)	11
Tax effect	(17)	20	(7)	—	(4)
Net-of-tax amount	30	(35)	13	(1)	7
Balance at December 31, 2003	(7)	(13)	(1,319)	(1)	(1,340)
Before tax amount	3	8	(222)	4	(207)
Tax Effect	—	—	—	—	—
Net-of-tax amount	3	8	(222)	4	(207)
Balance at December 31, 2004	$(4)	$(5)	$(1,541)	$3	$(1,547)

Note 9—Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31:

	2004	2003	2002
	(in millions)
Current:
Federal	$(3)	$1	$(218)
Foreign	4	2	2
State	—	1	2
	1	4	(214)
Deferred:
Federal	—	(29)	(185)
Foreign	—	(2)	(2)
State	—	(3)	(21)
	—	(34)	(208)
Total income tax expense (benefit)	$1	$(30)	$(422)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

Reconciliations of the statutory rate to the Company’s income tax expense (benefit) for the years ended December 31 are as follows:

	2004	2003	2002
	(in millions)
Statutory rate applied to income (loss) before income taxes	$(301)	$76	$(427)
Add (deduct):
Mandatorily Redeemable Preferred Security	8	(219)	—
State income tax expense (benefit) net of federal benefit	(14)	4	(19)
Non-deductible meals and entertainment	6	7	7
Increase to Minimum Tax Credit Carryforward	—	(54)	—
Adjustment to valuation allowance and other income tax accruals	297	156	15
Other	5	—	2
Total income tax expense (benefit)	$1	$(30)	$(422)

Under the provisions of SFAS No. 109,  Accounting for Income Taxes (“SFAS No. 109”), the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets. As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

	2004	2003
	(in millions)
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$2,081	$1,910
Expenses other than accelerated depreciation and amortization	131	127
Other	16	10
Total deferred tax liabilities	2,228	2,047
Deferred tax assets:
Expenses not yet deducted for tax purposes	309	389
Pension and postretirement benefits	1,194	1,101
Gains from the sale-leaseback of aircraft	116	119
Rent expense	101	98
Travel award programs	84	34
Net operating loss carryforward	784	307
Alternative minimum tax credit carryforward	134	130
Other	44	42
Total deferred tax assets	2,766	2,220
Valuation allowance for deferred tax assets	(538)	(173)
Net deferred tax assets	2,228	2,047
Net deferred tax liability	$—	$—

The Company has certain federal deferred tax assets available for use in the regular tax system or the alternative minimum tax (“AMT”) system. The deferred tax assets available for utilization in the regular system include: AMT credits of $134 million, net operating loss carryforwards of $2.08 billion, general business credits of $7 million and foreign tax credits of $8 million. The deferred tax assets available for utilization in the AMT system are: net operating loss carryforwards of $1.60 billion and foreign tax credits of $5 million. AMT credits available for use in the regular system have an unlimited carryforward period and all other deferred tax assets in both systems are available for carryforward to years beyond 2004, expiring in 2005 through 2024.

The Company also has the following deferred tax assets available at December 31, 2004 for use in certain states:  net operating losses with tax benefit value of approximately $57 million and state job credits of $7 million available for carryforward to years beyond 2004, expiring in 2008 through 2024.

The Company’s valuation allowance increased by $365 million during 2004. In addition to the valuation allowance recorded through continuing operations, a portion of this valuation allowance was recorded to Other Comprehensive Income, primarily as a result of an increase in minimum pension liabilities.

The Company’s effective tax rate is impacted by income tax reserves and changes thereto that it considers appropriate. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances, such as the progress of a tax audit. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes (Continued)

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies.

Note 10—Commitments

The Company’s firm orders for 30 new aircraft to be operated by Northwest consist of scheduled deliveries for 12 Airbus A330-300 aircraft and five Airbus A330-200 aircraft from 2005 through 2007, two Airbus A320 aircraft in 2008 and 11 Airbus A319 aircraft from 2005 through 2006. As of December 31, 2004, the Company also had firm orders for 22 Bombardier CRJ200/440 aircraft in 2005, which will be leased or subleased to and operated by Pinnacle Airlines. The Company has the option to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not obligated to take delivery of the aircraft.

Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $860 million in 2005, $827 million in 2006, $868 million in 2007 and $90 million in 2008. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings. Firm financing commitments are available for use by the Company for all of the aircraft on order.

Note 11—Contingencies

The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters pertaining to the Company’s business. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements taken as a whole.

Guarantees and Indemnifications:   Northwest is the lessee under many aircraft financing agreements and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise from or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and most related indemnities described above with respect to operated aircraft.

The Company is the guarantor of approximately $362 million of obligations related to facilities bonds issued by airports and/or airport commissions in Minneapolis/St. Paul, Detroit, Memphis, New York (Kennedy International) and Duluth. These obligations are included in the future minimum lease payments listed in “Note 4—Leases” and are payable solely from the Company’s space rentals paid under long-term lease agreements with the respective governing bodies. The lease terms end between 2009 and 2029.

The Company guarantees $30 million of residual value on two remaining operating leased aircraft. For the year ended December 31, 2004, the Company recognized $27 million in rent expense related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Contingencies (Continued)

residual value guarantees on four operating leases, two of which were subsequently purchased during the year, as the guaranteed obligations exceeded the fair market value of the leased aircraft.

Note 12—Pension and Other Postretirement Health Care Benefits

The Company has several noncontributory pension plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company’s policy to annually fund at least the minimum contribution as required by the ERISA. The Company made an excess contribution of $190 million in 2003, but did not make excess contributions in 2004 or 2002.

The Company sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents. The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees. Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits. Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement. Medical and dental benefit plans are unfunded and costs are paid as incurred. The pilot group is provided Company-paid life insurance coverage in amounts that decrease based on age at retirement and age at time of death.

The following is a reconciliation of the beginning and ending balances of the benefit obligations and the fair value of plan assets:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in millions)
Change in benefit obligations:
Benefit obligations at beginning of year	$8,554	$7,638	$820	$652
Service cost	239	248	30	26
Interest cost	534	531	51	46
Plan amendments	—	33	(17)	(15)
Actuarial loss and other	284	458	91	150
Benefits paid	(366)	(354)	(49)	(39)
Benefit obligations at end of year	9,245	8,554	926	820
Change in plan assets:
Fair value of plan assets at beginning of year	4,806	3,690	5	5
Actual return on plan assets	679	1,025	1	—
Employer contributions	306	445	48	39
Benefits paid	(366)	(354)	(49)	(39)
Fair value of plan assets at end of year	5,425	4,806	5	5
Funded Status—underfunded	(3,820)	(3,748)	(921)	(815)
Unrecognized net actuarial loss (income)	2,591	2,584	510	445
Unrecognized prior service cost	627	703	(97)	(88)
Net amount recognized	$(602)	$(461)	$(508)	$(458)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

Amounts recognized in the Consolidated Balance Sheets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in millions)
Prepaid benefit costs	$6	$6	$—	$—
Intangible asset	671	750	—	—
Accrued benefit liability	(3,586)	(3,296)	(508)	(458)
Accumulated other comprehensive loss (income)	2,307	2,079	—	—
Net amount recognized	$(602)	$(461)	$(508)	$(458)

The accumulated benefit obligations for all defined benefit pension plans was $8.99 billion and $8.08 billion at December 31, 2004 and 2003, respectively. The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	2004	2003
	(in millions)
Projected benefit obligations	$9,226	$8,536
Accumulated benefit obligations	8,971	8,006
Fair value of plan assets	5,401	4,785

Weighted-average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.90%	6.25%	5.90%	6.25%
Rate of future compensation increase	2.15%	1.93%	N/A	N/A

The amount of minimum liability recorded in other comprehensive loss for the year ended December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(in millions)
(Increase) decrease in other comprehensive loss due to change in minimum pension liability	$(222)	$13	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

The components of net periodic cost of defined benefit plans and other benefit plans included the following:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(in millions)
Service cost	$239	$248	$218	$30	$26	$26
Interest cost	534	531	503	51	46	51
Expected return on plan assets	(503)	(476)	(538)	—	—	—
Amortization of prior service cost	75	77	80	(8)	(8)	5
Recognized net actuarial loss and other events	99	111	46	25	19	12
Net periodic benefit cost	$444	$491	$309	$98	$83	$94

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	9.50%	9.50%	7.00%	7.00%
Rate of future compensation increase	1.93%	3.60%	N/A	N/A

On March 31, 2003, in conjunction with the curtailment charge discussed below, the liabilities of the Company’s Pension Plan for Contract Employees (“Contract Plan”) were remeasured using a 6.50% discount rate. Net cost for the Contract plan during the final nine months of 2003 was also based on a 6.50% discount rate.

The Company recorded $58 million and $16 million in pension curtailment charges due to reductions in anticipated future service, as a result of layoffs of approximately 9.6% (10.2% of Contract plan employees) and 11.9% (6.9% of Pilot plan employees) during the years ended December 31, 2003 and 2002, respectively.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations. This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets. The following table summarizes actual allocations as of December 31, 2004 and 2003:

		Plan Assets
Asset Category	Target	2004	2003
Domestic Stocks	45.0%	46.2%	44.9%
International Stocks	25.0%	27.3%	25.9%
Private Markets	10.0%	6.7%	9.2%
Long-Duration Bonds	15.0%	14.7%	14.7%
High Yield Bonds	5.0%	5.1%	5.3%
Total	100%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

The investment policy also emphasizes the following key objectives: (1) maintain a diversified portfolio among asset classes and investment styles; (2) maintain an acceptable level of risk in pursuit of long-term economic benefit; (3) maximize the opportunity for value-added returns from active management; (4) capture return opportunities from inefficiencies in nontraditional capital markets; and (5) maintain adequate controls over administrative costs.

To meet these objectives, the Company’s investment policy reflects the following major themes: (1) diversify holdings to achieve broad coverage of both stock and bond markets; (2) utilize market index funds as a core strategy, where appropriate, to ensure broad diversification, minimal fees, and reduced risk of relative underperformance of the portfolio; (3) use active investment managers with disciplined, clearly defined strategies, while establishing investment guidelines and monitoring procedures for each investment manager to ensure the characteristics of the portfolio are consistent with the original investment mandate; and (4) maintain an allocation to nontraditional investments, where market inefficiencies are greatest, and use these investments primarily to enhance the overall returns.

The Company reviews its rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return is based on target asset allocations of 45% domestic equities with an expected rate of return of 9.6%; 25% international equities with an expected rate of return of 9.9%; 10% private markets with an expected rate of return of 15.0%; 15% long-duration bonds with an expected rate of return of 5.7%; and 5% high yield bonds with an expected rate of return of 7.0%. These assumptions result in a weighted arithmetic average rate of return of 9.5% on an annual basis.

For measurement purposes, an 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease 1.0% per year for four years to 5.0% in 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
	(in millions)
Effect on total of service and interest cost components	$10.2	$(8.8)
Effect on accumulated postretirement benefit obligations	101.7	(88.1)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor retiree health care plans that provide a benefit that is at least actuarially equivalent to the prescription drug benefit under Medicare, known as “Medicare Part D”. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and, accordingly, the Company will be entitled to a subsidy.

FASB Staff Position 106-2 was issued in May 2004 in response to the Act and is effective for interim periods beginning after June 15, 2004. FASB Staff Position 106-2 requires (a) the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses and (b) certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits.

The Company determined that the effects of the Act were not a significant event requiring an interim remeasurement under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”). Consequently, as permitted by FASB Staff Position 106-2, net periodic postretirement benefit cost for 2004 does not reflect the effects of the Act. The Accumulated Postretirement Benefit Obligation (“APBO”) for the postretirement benefit plan was remeasured at December 31, 2004, to reflect the effects of the Act, which resulted in a reduction in the APBO of $6.8 million. The effects of the reduction in APBO will begin to be reflected in 2005 expense; however, the impact on expense in any given year is not expected to be significant.

The estimated future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

		Employer
		Provided Other
Estimated Future Benefit Payments:	Pension Benefits	Postretirement Benefits
	(in millions)
2005	382	45
2006	401	48
2007	438	52
2008	478	55
2009	506	60
Years 2010-2014	3,132	360

On April 10, 2004, the President signed into law the Pension Act, which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.

Including the effect of the Pension Act, the Company’s 2004 calendar year required cash contributions to qualified pension plans were $253 million. The Company expects to make contributions approximating $420 million to its qualified pension plans in 2005. Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Pension and Other Postretirement Health Care Benefits (Continued)

currently assumed, we would expect our calendar year 2006 and 2007 cash contributions to be significantly higher than our 2005 cash contributions.

Note 13—Risk Management and Financial Instruments

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which requires the Company to recognize all derivatives on the balance sheet at fair value. The Company uses derivatives as cash flow hedges to manage the price risk of fuel and its exposure to foreign currency fluctuations. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income (loss) in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately.

Risk Management:   The Company principally uses derivative financial instruments to manage specific risks and does not hold or issue them for trading purposes. The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives.

Foreign Currency:   The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. In 2004, the Company’s yen-denominated net cash inflow was approximately 54 billion yen ($487 million).

The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. At December 31, 2004, the Company recorded $8 million of unrealized losses in accumulated other comprehensive income (loss) as a result of forward contracts to sell 15 billion yen ($147 million) at an average forward rate of 105 yen per dollar with various settlement dates through December 2005. These forward contracts hedge approximately 12% of the Company’s 2005 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge yen-denominated cash flows resulted in a realized loss of $8 million in 2004 and realized gains of $1 million and $31 million in 2003 and 2002, respectively.

Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to any single counterparty and monitors the market position with each counterparty. It is the Company’s practice to participate in foreign currency hedging transactions with a maximum span of 25 months.

Aircraft Fuel:   The Company is exposed to the effect of changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. To further manage the price risk of fuel costs, the Company primarily utilizes futures contracts traded on regulated futures exchanges, swap agreements and options. The changes in market value of such contracts have historically been highly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Risk Management and Financial Instruments (Continued)

effective at offsetting fuel price fluctuations. It is the Company’s policy to participate in hedging transactions with a maximum span of 18 months.

As of December 31, 2004, the Company had a nominal amount of unrealized gains in accumulated other comprehensive income (loss) as a result of fuel hedge contracts. Such gains, if realized, will be recorded in fuel expense when the related fuel inventory is utilized. Fuel hedge contract effectiveness is evaluated on a monthly basis and any ineffective portion is recorded in fuel expense immediately. Ineffectiveness of $5 million was recorded in fuel expense for the year ended December 31, 2002, and was immaterial for the years ended December 31, 2004 and 2003. As of December 31, 2004, the Company had hedged approximately 25% and 6% of its first quarter 2005 and full year 2005 mainline fuel requirements, respectively, in the form of futures contracts traded on a regulated futures exchange.

Fair Values of Financial Instruments:   The financial statement carrying values equal the fair values of the Company’s cash, cash equivalents and short-term investments. As of December 31, these amounts were:

	Cash and		Short-term Investments
	Cash Equivalents		Unrestricted		Restricted
	2004	2003	2004	2003	2004	2003
	(in millions)
Cash	$62	$54	$—	$—	$—	$—
Available for sale securities	645	1,092	1,752	1,611	152	126
Total	$707	$1,146	$1,752	$1,611	$152	$126

Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2004. These instruments approximate fair value due to their short maturity. The Company classifies investments with a remaining maturity of more than three months on their acquisition date and those temporarily restricted as short-term investments.

The financial statement carrying values and estimated fair values of the Company’s financial instruments, including current maturities, as of December 31 were:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Long-Term Debt	$8,411	$7,317	$7,866	$7,035
Series C Preferred Stock	263	263	236	236

The fair values of the Company’s long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of securities. The fair value of the Series C Preferred Stock shares is based on the Company’s stated intent to redeem the shares in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of short-term investment securities held available-for-sale as of December 31 were as follows:

	2004				2003
Available-for-sale Securities(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual Funds	$425	$2	$—	$427	$417	$1	$—	$418
U.S. Treasury securities	69	1	—	70	181	—	—	181
Corporate securities	147	1	(1)	147	104	1	—	105
Mortgage-backed securities	208	1	(1)	208	122	—	(1)	121
Asset-backed securities	894	2	(2)	894	782	—	(2)	780
Other securities and investments	6	—	—	6	6	—	—	6
Total available-for-sale securities	$1,749	$7	$(4)	$1,752	$1,612	$2	$(3)	$1,611

(1)    Available-for-sale securities are carried at fair value, with unrealized net gains or losses reported within other comprehensive income in stockholders’ equity.

(2)    $462 million previously recorded as cash and cash equivalents in the Cmpany’s December 31, 2003 consolidated balance sheet has been reclassified to unrestricted short-term investments to conform to the December 31, 2004 presentation.

As of December 31, 2004, the fair value of available-for-sale securities includes investments totaling $50 million, with unrealized losses of $0.9 million, which have been in an unrealized loss position for greater than 12 months. The investments consist of 39 securities that are primarily high credit quality fixed income securities. All related principal and interest payments are expected to be collected, due to the Company’s ability to hold these investments until either the value recovers or they reach maturity. All other available-for-sale securities, with unrealized losses of $2.7 million, which have been in an unrealized loss position for less than 12 months, have an aggregate fair value of $353 million. These securities primarily represent fixed income investments with temporary impairments resulting from increases in interest rates since the purchase of the investments. The Company has the ability to hold these investments until such time as the values recover or they reach maturity.

The following table provides information as to the amount of gross gains and losses realized through the sale of available-for-sale investment securities for the years ending December 31:

	2004	2003	2002
	(in millions)
Realized gains	$6	$1	$—
Realized losses	(10)	(1)	—
Net realized gains (losses)	$(4)	$—	$—

The contractual maturities of debt securities available-for-sale at December 31, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Within one year	$480	$482
Between one and five years	373	373
Between five and ten years	82	83
After ten years	814	814
Total short-term investments	$1,749	$1,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

MAIR Holdings, Inc.:   The Company owns 5.7 million shares, or 27.5% of the outstanding common stock of MAIR Holdings, Inc., the holding company of Mesaba, a Northwest Airlink carrier. The Company also has approximately 4.2 million warrants to acquire MAIR Holdings, Inc. common stock, of which approximately 923,000, or 22% were at or above the exercise price as of December 31, 2004. On a fully diluted basis, if all the warrants were converted, the Company’s ownership percentage in MAIR Holdings, Inc. would increase to approximately 40%. The Company accounts for its investment in Mesaba using the equity method.

Northwest and Mesaba have entered into two airline service agreements under which Northwest determines Mesaba’s turboprop and Avro regional jet aircraft scheduling and fleet composition. These agreements are structured as capacity purchase arrangements whereby Northwest pays Mesaba to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights. Under these agreements, Northwest paid $421 million, $439 million and $454 million for the years ended December 31, 2004, 2003 and 2002, respectively. These payments are recorded on a gross basis as an operating expense. The Company had a payable to Mesaba of $24 million and $23 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company has leased 49 Saab 340 aircraft, which are in turn subleased to Mesaba. In addition, as of December 31, 2004, the Company has leased 10 owned and subleased 25 Avro regional jet aircraft to Mesaba.

Pinnacle:   Prior to 2003, Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was a wholly-owned subsidiary of Northwest. As of September 30, 2003, Northwest had contributed 88.6% of the Common Stock of Pinnacle Airlines Corp. to the Company’s pension plans in lieu of cash contributions totaling $353 million pursuant to an exemption granted by the DOL. The Company completed a public offering of the Pinnacle Airlines Corp. stock held by the plans on November 24, 2003, for net proceeds of $255 million, with the proceeds being retained by the Plans. An additional cash contribution of approximately $98 million was therefore required to satisfy the difference between the original valuation of the shares at the time of their contribution and the realized value at the time of the public offering. The Company continues to own 11.4% of the common stock of Pinnacle Airlines Corp.

Northwest and Pinnacle Airlines have entered into an airline service agreement, under which Northwest determines Pinnacle Airlines’ commuter aircraft scheduling and fleet composition. The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle Airlines to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights. Under this agreement, Northwest paid $493 million, $357 million and $151 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had payables of $23 million and $18 million to Pinnacle Airlines as of December 31, 2004 and 2003, respectively, and there was no payable as of December 31, 2002. As of December 31, 2004, the Company has leased 117 CRJ aircraft, which are in turn subleased to Pinnacle Airlines.

Northwest had approximately $125 million in receivables from Pinnacle Airlines, consisting of a $120 million note receivable, of which $12 million was classified as short-term, and a $5 million short-term receivable from a revolving line of credit as of December 31, 2004. See “Note 18—Subsequent Events” for additional disclosure regarding the subsequent sale of the Pinnacle Airlines note to Pinnacle Airlines Corp.

NWA Funding II, LLC (“NWF II”):   In June 2002, a Receivables Purchase Agreement was executed by Northwest, NWA Funding II, LLC (“NWF II”), a wholly-owned, non-consolidated subsidiary of the Company, and third party purchasers (“Purchasers”). The agreement was a 364-day, $100 million maximum revolving receivables purchase facility, renewable annually for five years at the option of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions (Continued)

Purchasers, that allowed NWF II to sell variable undivided interests in accounts receivable acquired from Northwest to the Purchasers. NWF II paid a yield to the Purchasers equal to the rate on A1/F1 commercial paper plus a program fee. The Receivables Purchase Agreement terminated in July 2003, at which time the Purchasers collected $65 million on outstanding receivables. Due to seasonal fluctuations in accounts receivable sold under the agreement, the Company estimates that termination of the program reduced its cash balance at December 31, 2003 by approximately $50 million.

WorldSpan:   On June 30, 2003, the Company, together with the other owners (American and Delta), sold WorldSpan to Travel Transaction Processing Corporation, an entity formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank. For its 33.7% partnership interest in WorldSpan, the Company received cash proceeds of $278 million at the time of sale, plus $125 million of credits for future services from WorldSpan to be applied over the next nine years. As a result of this transaction, the Company recorded a gain of $199 million in other income. The Company recognizes the service credits as a reduction to the cost of purchased services expense in the periods the credits are utilized.

Orbitz:   On December 16, 2003, Orbitz and its airline owners (Northwest, Continental, Delta, United and American) sold approximately 12 million Orbitz shares through an initial public offering, which included 9.7% of Northwest’s total holdings. On September 29, 2004, Cendant Corporation, Orbitz and the airline owners of Orbitz entered into agreements that provided for the acquisition by Cendant of all shares of Orbitz for $27.50 per share in cash. The sale passed regulatory and other approvals and the transaction closed in November 2004. As a result of the sale, Northwest sold all 4,949,201 of its remaining shares of class B common stock of Orbitz and the Company recognized a gain of approximately $115 million in the fourth quarter of 2004.

Hotwire:   On November 5, 2003, the Company sold its 6.7% interest in Hotwire to InterActive Corp. and received cash proceeds of $40 million. Hotwire operates an online opaque travel site and was founded by Texas Pacific Group and six airlines, including the Company.

At December 31, 2004, the Company’s investment in two affiliates, with a book value of $44 million based on the equity method, had an aggregate market value of $87 million.

Note 16—Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the years ended December 31:

	2004	2003	2002
	(in millions)
Domestic	$ 7,714	$ 6,805	$ 6,870
Pacific, principally Japan	2,390	2,079	2,061
Atlantic	1,175	1,193	1,045
Total operating revenues	$ 11,279	$ 10,077	$ 9,976

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Quarterly Financial Data (Unaudited)

Unaudited quarterly results of operations for the years ended December 31 are summarized below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per share amounts)
2004:
Operating revenues	$2,603	$2,871	$3,052	$2,753
Operating income (loss)	(108)	(52)	79	(424)
Net income (loss) applicable to common stockholders	$(230)	$(182)	$(46)	$(433)
Basic earnings (loss) per common share	$(2.67)	$(2.11)	$(0.54)	$(5.00)
Diluted earnings (loss) per common share	$(2.67)	$(2.11)	$(0.54)	$(5.00)
2003:
Operating revenues	$2,375	$2,423	$2,691	$2,588
Operating income (loss)	(326)	(73)	146	(12)
Net income (loss) applicable to common stockholders	$(396)	$227	$42	$363
Basic earnings (loss) per common share	$(4.62)	$2.64	$0.49	$4.23
Diluted earnings (loss) per common share	$(4.62)	$2.35	$0.47	$3.60

Unaudited quarterly net income (loss) applicable to common stockholders in the table above includes the following unusual items:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions)
2004:
Aircraft impairments	$—	$(104)	$—	$(99)
Gain on sale of assets	—	—	—	115
Frequent flyer liability adjustment	—	—	—	(77)
Impact on net income (loss) from unusual items	$—	$(104)	$—	$(61)
2003:
Aircraft impairments	$—	$(21)	$—	$—
Gain on sale of assets	—	199	—	349
Emergency wartime appropriations	—	209	—	—
Curtailment charge	(58)	—	—	—
Severance expenses	(20)	—	—	—
Net gain related to acquisition of
Redeemable Securities Holder	—	—	—	148
Loss on Extinguishment of Debt	—	—	—	(5)
Impact on net income (loss) from unusual items	$(78)	$387	$—	$492

In September 2004, the EITF issued EITF 04-8. EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded from their calculation of diluted earnings per share, and to restate the diluted earnings per share calculation for all periods during which time the applicable convertible instruments were outstanding. The Company adopted the provisions of EITF 04-8 as of December 31, 2004. As further discussed in “Note 2—Earnings (Loss) Per Share Data”, the Company’s diluted earnings per share calculation has been restated to include shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in 2003 for periods where the Company reported net income applicable to common stockholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Quarterly Financial Data (Unaudited) (Continued)

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 18—Subsequent Events (Unaudited)

As of December 31, 2004, Northwest had approximately $125 million in receivables resulting from debt owed by Pinnacle Airlines, a wholly owned subsidiary of Pinnacle Airlines Corp., consisting of a $120 million note receivable, of which $12 million was classified as short-term, and a $5 million short-term receivable from a revolving line of credit. On February 1, 2005, the Company agreed to sell the Pinnacle Airlines note to Pinnacle Airlines Corp. The outstanding balance on the note at the time of the sale was $120 million, and the purchase price was $102 million, inclusive of accrued interest. As a result of the sale of this note, the Company will recognize a loss of approximately $18 million in the quarter ending March 31, 2005. Additionally, Pinnacle Airlines agreed to pay down the $5 million that was outstanding under a $25 million revolving credit facility that it maintains with Northwest. The Company continues to hold an 11.4% interest in Pinnacle Airlines Corp.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Stockholders and Board of Directors
Northwest Airlines Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northwest Airlines Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Northwest Airlines Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Northwest Airlines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our report dated February 25, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota February 25, 2005

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—As of December 31, 2004, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles. Management performed an evaluation under the supervision and with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was effective. The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 85.

Changes in Internal Control—There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Item 9B. OTHER INFORMATION

On October 12, 2004, NWA Corp., Northwest, and the Northwest unit of ALPA entered into a bridge agreement that provided for labor cost savings. As part of the arrangements provided for under the bridge agreement, the Compensation Committee of the Board of Directors of NWA Corp. adopted the 2004 Pilots’ Bridge Stock Option Plan (the “2004 Pilot Plan”) as a subplan under the Northwest Airlines Corporation 1999 Stock Incentive Plan. Under the terms of the 2004 Pilot Plan, Mr. Ristow, who is a Northwest pilot and a director of NWA Corp. and Northwest, received an option with respect to 634 shares of NWA Corp. common stock.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Company’s directors is incorporated by reference from the discussion under the headings “General Information—Section 16(a) Beneficial Ownership Reporting Compliance”, “Information about our Board of Directors”, and  “Item 1—Election of Directors—Information Concerning Director—Nominees” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information about the Company’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant”.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the discussion  under the headings “Information about our Board of Directors—Compensation of Directors,” “Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about the security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Beneficial Ownership of Securities” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. The information about securities authorized for issuance under equity compensation plans is included in Part II of this report under the caption “Equity Compensation Plan Information”.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the discussion under the headings “Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Information about our Board of Directors—Related Party Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for 2004 and 2003 for professional services rendered by our independent auditors is incorporated by reference from the discussion under the heading “Audit and Non-Audit Fees” in Item 2 of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information about the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the independent auditors is incorporated by reference from the section captioned “Audit Committee Pre-Approval Policy” in Item 2 of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)(1)   Financial Statements.   The following is an index of the financial statements, related notes, independent auditor’s report and supplementary data that are included in this Report

Page
Consolidated Balance Sheets—December 31, 2004 and December 31, 2003	48-49
Consolidated Statements of Operations—For the years ended December 31, 2004, 2003 and 2002	50
Consolidated Statements of Cash Flows—For the years ended December 31, 2004, 2003 and 2002	51
Consolidated Statements of Common Stockholders’ Equity (Deficit)—For the years ended December 31, 2004, 2003 and 2002	52
Notes to Consolidated Financial Statements	53

15(a)(2)   Financial Statement Schedules.   The following is a list of the financial schedules that are included in this Report. Schedules not included have been omitted because they are not required or because the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2004, 2003 and 2002	S-1

15(a)(3)   Exhibits.   The following is an index of the exhibits to this Report.

3.1	Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 4.1 to the Registration Statement on Form S-3, File No. 333-69655 and incorporated herein by reference).
3.2

Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 3.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest’s Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).
3.4	Bylaws of Northwest Airlines, Inc.
4.1	Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.2	Certificate of Designation of Series D Junior Participating Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).
4.3

Rights Agreement dated as of November 20, 1998 between Northwest Airlines Corporation and Norwest Bank Minnesota, N.A., as Rights Agent (filed as Exhibit 4.3 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

4.4

The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

10.1

Standstill Agreement dated as of November 15, 2000 among Continental Airlines, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Northwest Airlines, Inc. (filed as Exhibit 99.8 to Continental Airlines, Inc.’s Current Report on Form 8-K dated November 15, 2000 and incorporated herein by reference).

10.2

Amended and Restated Standstill Agreement dated May 1, 1998 between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation (filed as Exhibit 10.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.3

First Amended and Restated Common Stock Registration Rights Agreement dated as of September 9, 1994 among Northwest Airlines Corporation, the holders of the Series C Preferred Stock and the Original Investors named therein (filed as Exhibit 10.9 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.4

Acknowledgement dated November 20, 1998 of Northwest Airlines Corporation regarding assumption of obligations as successor under the First Amended and Restated Common Stock Registration Rights Agreement (filed as Exhibit 4.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5

Airport Use and Lease Agreement dated as of June 21, 2003 between The Charter County of Wayne, Michigan and Northwest Airlines, Inc. (filed as Exhibit 10.7 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.6

Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.7

Master Financing Agreement dated as of March 29, 1992 among Northwest Airlines Corporation, Northwest Airlines, Inc. and the State of Minnesota (filed as Exhibit 10.9 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).

10.8

Amended and Restated Credit and Guarantee Agreement dated as of November 23, 2004 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents.

10.9	Route Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent.
10.10	Route Security Agreement dated as of November 23, 2004 between Northwest Airlines, Inc. and JPMorgan Chase Bank, N.A., as Collateral Agent.
10.11	Aircraft Mortgage and Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent.
10.12

A330 Purchase Agreement dated as of December 21, 2000 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.13

Amendment No. 1 to A330 Purchase Agreement dated as of November 26, 2001 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.14 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).

10.14

Amendment No. 2 to A330 Purchase Agreement dated as of December 20, 2002 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.15 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).

10.15

Amendment No. 3 to A330 Purchase Agreement dated as of April 30, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.16

Amendment No. 4 to A330 Purchase Agreement dated as of December 18, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.17

Bombardier CRJ440 Purchase Agreement dated as of July 6, 2001 between Bombardier Inc. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.18

Preliminary Confirmation and Master Agreement dated October 29, 2003 and January 15, 1997, respectively, between Citibank, N.A. and Northwest Airlines Corporation (filed as Exhibit 10.1 to NWA Corp.’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.19

A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.20

Amendment No. 1 to the A330 Financing Letter Agreement No. 1 dated as of December 20, 2002 between Northwest Airlines, Inc. and AVSA S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.21

Amendment No. 2 to the A330 Financing Letter Agreement No. 1 dated May 26, 2004, between Northwest Airlines, Inc. and AVSA S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.22

New A330 Financing Letter Agreement No. 1 dated as of January 21, 2005 between Northwest Airlines, Inc. and AVSA S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.23	Form of Credit Agreement to be entered into pursuant to Exhibits 10.19 and 10.22 (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).
10.24	Form of Mortgage to be entered into pursuant to Exhibits 10.19 and 10.22 (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).
10.25

Agreement dated May 6, 2003 by and between the United States of America (acting through the Transportation Security Administration) and Northwest Airlines, Inc. pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003 (filed as Exhibit 4.3 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.26

Management Compensation Agreement dated as of June 28, 2001 between Northwest Airlines, Inc. and Douglas M. Steenland (filed as Exhibit 10.18 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.27

Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and J. Timothy Griffin (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.28

Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and Philip C. Haan (filed as Exhibit 10.21 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.29

Management Compensation Agreement dated as of September 27, 2002 between Northwest Airlines, Inc. and Bernard L. Han (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

*10.30	Management Compensation Agreement dated as of April 17, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts
*10.31	Management Compensation Agreement dated as of December 3, 2004 between Northwest Airlines, Inc. and Barry P. Simon
*10.32	Northwest Airlines, Inc. Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).
*10.33

Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.34

Northwest Airlines, Inc. Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.35	Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of November 7, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts.
*10.36	Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of December 7, 2004 between Northwest Airlines, Inc. and Barry P. Simon.
*10.37

Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended (filed as Exhibit 10.26 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.38	Northwest Airlines Corporation 2004 Pilots’ Bridge Stock Option Plan dated as of October 12, 2004, and Letter Agreement dated as of October 12, 2004 amending the 2004 Pilot’s Bridge Stock Option Plan.
*10.39

2001 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.43 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.40

Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.34 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.41

Amendment to Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.42	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.28 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
*10.43	Form of Deferred Stock Award Agreement (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
*10.44	Form of Restricted Stock Award Agreement (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
*10.45

Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.46

Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended and restated), including form of Award Agreement (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.47	The Chairman’s Long-Term Retention and Incentive Program (filed as Exhibit 10.62 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
*10.48

Northwest Airlines, Inc. 2003 Long-Term Cash Incentive Plan, including form of Award Agreement (filed as Exhibit 10.41 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION
Dated: March 2, 2005	By	/s/ JAMES G. MATHEWS
James G. Mathews
Vice Presiden—Finance and Chief Accounting Officer
(principal accounting officer)

Each of the undersigned directors and officers of Northwest Airlines Corporation whose signature appears below hereby constitutes and appoints Douglas M. Steenland, Bernard L. Han and James G. Mathews, and each of them individually, his or her true and lawful attorneys with full power of substitution and resubstitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ DOUGLAS M. STEENLAND	/s/ ROBERT L. FRIEDMAN
Douglas M. Steenland	Robert L. Friedman
President and Chief Executive	Director
Officer (principal executive officer)
and Director
/s/ BERNARD L. HAN	/s/ DORIS KEARNS GOODWIN
Bernard L. Han	Doris Kearns Goodwin
Executive Vice President & Chief	Director
Financial Officer (principal financial officer)
/s/ JAMES G. MATHEWS	/s/ DENNIS F. HIGHTOWER
James G. Mathews	Dennis F. Hightower
Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)
/s/ GARY L. WILSON	/s/ GEORGE J. KOURPIAS
Gary L. Wilson	George J. Kourpias
Chairman of the Board	Director
/s/ RICHARD H. ANDERSON	/s/ FREDERIC V. MALEK
Richard H. Anderson	Frederic V. Malek
Director	Director
/s/ RAY W. BENNING, JR.
Ray W. Benning, Jr.	V. A. Ravindran
Director	Director
/s/ MICHAEL G. RISTOW
Alfred A. Checchi	Michael G. Ristow
Director	Director

John Engler	Leo M. van Wijk
Director	Director

Northwest Airlines Corporation
SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts —Describe		Deductions —Describe		Balance at End of Period
Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$19	$6	$—		$13	(1)	$12
Accumulated allowance for depreciation of flight equipment spare parts	202	16	28	(2)	6	(3)	240
Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	19	11	—		11	(1)	19
Accumulated allowance for depreciation of flight equipment spare parts	175	25	5	(2)	3	(3)	202
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	20	9	—		10	(1)	19
Accumulated allowance for depreciation of flight equipment spare parts	121	67	22	(2)	35	(3)	175

(1)           Uncollectible accounts written off, net of recoveries

(2)           Interaccount transfers

(3)           Dispositions and write-offs

S-1