Form 10-K/A
period 2004-12-31
NORTHWEST AIRLINES CORP
filed 2005-03-16
CIK 1058033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On March 2, 2005, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  The Company hereby amends its 2004 Form 10-K to delete certain information from Item 5 of Part II of the Report and incorporate by reference such information into Item 12 of Part III of the Report from the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2005 and to include certain exhibits to the Report that were omitted from the original filing.  No other amendments or changes are, or were, made to the 2004 Form 10-K.

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

PART III

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about the security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Beneficial Ownership of Securities” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. The information about securities authorized for issuance under equity compensation plans is incorporated by reference from the discussion under the heading “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)(1)   Financial Statements.  The following is an index of the financial statements, related notes, independent auditor’s report and supplementary data that are included in this Report

Page

Consolidated Balance Sheets—December 31, 2004 and December 31, 2003	43-44

Consolidated Statements of Operations—For the years ended December 31, 2004, 2003 and 2002	45

Consolidated Statements of Cash Flows—For the years ended December 31, 2004, 2003 and 2002	46

Consolidated Statements of Common Stockholders’ Equity (Deficit)—For the years ended December 31, 2004, 2003 and 2002	47

Notes to Consolidated Financial Statements	48

15(a)(2)  Financial Statement Schedules.  The following is a list of the financial schedules that are included in this Report.  Schedules not included have been omitted because they are not required or because the information is included in the consolidated financial statements or notes thereto.

Schedule II-Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2004, 2003 and 2002	S-1

15(a)(3)  Exhibits.  The following is an index of the exhibits to this Report.

3.1	Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 4.1 to the Registration Statement on Form S-3, File No. 333-69655 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 3.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest’s Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).

3.4	Bylaws of Northwest Airlines, Inc. (filed as Exhibit 3.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

4.1	Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).

4.2	Certificate of Designation of Series D Junior Participating Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).

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

10.8

Amended and Restated Credit and Guarantee Agreement dated as of November 23, 2004 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.8 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.9

Route Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.9 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.10

Route Security Agreement dated as of November 23, 2004 between Northwest Airlines, Inc. and JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.10 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11	Aircraft Mortgage and Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent**

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

10.19

A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.20

Amendment No. 1 to the A330 Financing Letter Agreement No. 1 dated as of December 20, 2002 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.21

Amendment No. 2 to the A330 Financing Letter Agreement No. 1 dated May 26, 2004, between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.21 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.22

New A330 Financing Letter Agreement No. 1 dated as of January 21, 2005 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.22 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.23

Form of Credit Agreement to be entered into pursuant to Exhibits 10.19 and 10.22 (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.24

Form of Mortgage to be entered into pursuant to Exhibits 10.19 and 10.22 (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference) (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

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

*10.30

Management Compensation Agreement dated as of April 17, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.30 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.31

Management Compensation Agreement dated as of December 3, 2004 between Northwest Airlines, Inc. and Barry P. Simon (filed as Exhibit 10.31 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.32	Northwest Airlines, Inc. Key Employee Annual Cash Incentive Program**

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

*10.35

Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of November 7, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.36

Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of December 7, 2004 between Northwest Airlines, Inc. and Barry P. Simon (filed as Exhibit 10.36 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.37

Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended (filed as Exhibit 10.26 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.38

Northwest Airlines Corporation 2004 Pilots’ Bridge Stock Option Plan dated as of October 12, 2004, and Letter Agreement dated as of October 12, 2004 amending the 2004 Pilot’s Bridge Stock Option Plan (filed as Exhibit 10.38 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

12.1	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements**

21.1	List of Subsidiaries (filed as Exhibit 21.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP (filed as Exhibit 23.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

24.1	Powers of Attorney (included in signature page).

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Section 1350 Certification of Chief Executive Officer (filed as Exhibit 32.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

32.2	Section 1350 Certification of Chief Financial Officer (filed as Exhibit 32.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*              Compensatory plans in which the directors and executive officers of Northwest participate.

**           Filed herewith.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION
Dated: March 16, 2005	By	/s/ JAMES G. MATHEWS
James G. Mathews
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ DOUGLAS M. STEENLAND	*
	Douglas M. Steenland	Robert L. Friedman
	President and Chief Executive Officer (principal executive officer) and Director	Director
	/s/ BERNARD L. HAN	*
	Bernard L. Han	Doris Kearns Goodwin
	Executive Vice President & Chief Financial Officer (principal financial officer)	Director
	/s/ JAMES G. MATHEWS	*
	James G. Mathews	Dennis F. Hightower
	Vice President-Finance and Chief Accounting Officer (principal accounting officer)	Director
	*	*
	Gary L. Wilson	George J. Kourpias
	Chairman of the Board	Director
	*	*
	Richard H. Anderson	Frederic V. Malek
	Director	Director
*
	Ray W. Benning, Jr.	V. A. Ravindran
	Director	Director
*
	Alfred A. Checchi	Michael G. Ristow
	Director	Director

	John Engler	Leo M. van Wijk
	Director	Director

*	/s/ JAMES G. MATHEWS
By:	James G. Mathews
Attorney-in-fact