Form 10-K/A
period 2004-12-31
NORTHWEST AIRLINES CORP
filed 2005-04-29
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 726-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9.5% Quarterly Interest Bonds due 2039	The New York Stock Exchange
10.5% Class D Pass Through Certificates, Series 2003-1 due April 1, 2009	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq National Market
Preferred Stock Purchase Rights	The Nasdaq National Market

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

As of March 31, 2005, there were 87,148,458 shares of the registrant’s Common Stock outstanding.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

NWA Corp. currently has 11 directors who are elected by the holders of the common stock of NWA Corp. (the “Common Stock”) and three directors who are elected by the holders of Series C Preferred Stock of NWA Corp. (the “Series C Preferred Stock”). Information with respect to the business experience and affiliations of NWA Corp.’s directors is set forth below:

Common Stock Directors

Roy J. Bostock, age 64, was elected a director of NWA Corp. in April 2005. He has been a principal of Sealedge Investments, LLC, a diversified private investment company, since 2002, and also serves as Chairman of the Partnership for a Drug-Free America, a not-for-profit organization based in New York City, and as Chairman of the Committee for Economic Development, a Washington, D.C. based public policy group. From 2000 to 2002, Mr. Bostock served as Chairman of B/Com3, a global advertising agency group, and from 1996 to 2000 he served as founder and Chairman and Chief Executive Officer of the McManus Group, a global communications services company. Prior to 1996, Mr. Bostock served in a variety of senior executive positions in the advertising agency business, including Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc. from 1990 to 1996. Mr. Bostock also serves as a director of Yahoo! Inc.

John M. Engler, age 56, has served as a director of NWA Corp. since January 2003. Since October 2004, Mr. Engler has served as President & Chief Executive Officer of the National Association of Manufacturers (trade association). From January 2003 to August 2004, Mr. Engler was President of State and Local Government and Vice President of Government Solutions for North America for Electronic Data Systems Corporation (information technology). Mr. Engler served as Michigan’s 46th governor for three terms from 1991 through January 2003. He also serves on the board of directors of Universal Forest Products Inc. and Munder Capital Management.

Robert L. Friedman, age 62, has served as a director of NWA Corp. since 2002. Since 1999, Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P., a private investment firm. Prior to 1999, he was a partner of the law firm of Simpson Thacher & Bartlett LLP. In February 2003, he also became Chief Administrative Officer and Chief Legal Officer of Blackstone. He also serves on the board of directors of Axis Capital Holdings Ltd., Houghton Mifflin Holdings Inc., Premcor Inc. and TRW Automotive Holdings Corp.

Doris Kearns Goodwin, age 62, has served as a director of NWA Corp. since 1997. Ms. Goodwin is a historian and author and has received numerous awards including the Pulitzer Prize in history in 1995. She is currently a member of the Harvard University Board of Overseers and was a Professor of Government at Harvard University from 1969 to 1977.

Dennis F. Hightower, age 63, has served as a director of NWA Corp. since 1997. In March 2001, he retired as Chief Executive Officer of Europe Online Networks, S.A. (Luxembourg-based broadband interactive entertainment company), a position he held since May 2000. From July 1996 to May 2000 Mr. Hightower was Professor of Management at the Harvard Business School. From March 1995 to June 1996 Mr. Hightower was President of Walt Disney Television & Telecommunications (entertainment) and from June 1987 to February 1995 he was President of Disney Consumer Products, Europe, Middle East and Africa. Mr. Hightower is also a director of Accenture Ltd., Domino’s, Inc., The Gillette Company, and The TJX Companies, Inc.

Jeffrey G. Katz, age 49, was elected a director of NWA Corp. in April 2005. He served as Chairman, President and Chief Executive Officer of Orbitz Inc. (online travel distribution) from July 2000 to November 2004. Prior to joining Orbitz, Mr. Katz was President and Chief Executive Officer of Swissair Group’s Swissair (airline) from April 1997 until July 2000. Prior to April 1997, Mr. Katz spent 17 years at American Airlines (airline) in a variety of executive roles including President of the Global Distribution System Division of Sabre Inc. (global travel distribution system).

Frederic V. Malek, age 68, has served as a director of NWA Corp. since 1989. Mr. Malek served as President of Northwest from late 1989 to mid-1990 and was Vice Chairman of NWA Inc. from 1990 through 1991. Mr. Malek is Chairman of Thayer Capital Partners, a Washington, D.C.-based merchant bank, which Mr. Malek formed in 1993. Mr. Malek is a director of Automatic Data Processing, Inc., Federal National Mortgage Association (Fannie Mae), CBRE Holdings, Inc. and FPL Group, Inc.

V. A. Ravindran, age 57, has served as a director of NWA Corp. since 1992. Since 1994, Mr. Ravindran has served as Chairman of the Board of Peirce Leslie & Co. Ltd., an investment firm specializing in emerging markets in Asia. From 1987 to July 2003, Mr. Ravindran was also Chairman of the Board and President of Paracor Finance Inc., a United States merchant bank wholly owned by Fosters Brewing Group Ltd. of Australia. From 1987 to 1992, Mr. Ravindran was an Executive Director of EFG Holdings (USA), the finance group holding company of Fosters Brewing Group Ltd. of Australia.

Douglas M. Steenland, age 53, has served as a director of NWA Corp. since 2001. In October 2004 Mr. Steenland was elected President and Chief Executive Officer of Northwest. Mr. Steenland has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President—Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

Leo M. van Wijk, age 58, has served as a director of NWA Corp. since 1997 and previously served as a director of NWA Corp. from 1991 to 1996. In 2004 Mr. van Wijk was elected as Vice Chairman of the Board of Directors of Air France—KLM Group (airline holding company). He also serves as President and Chief Executive Officer, Board of Managing Directors of KLM (airline), a position he has held since 1997. He joined KLM in 1971 and has held various positions with KLM, including Managing Director from 1991 through 1996 and Chief Operating Officer from January 1997 through August 1997.

Gary L. Wilson, age 65, has served as a director of NWA Corp. since 1989. He has been Chairman of the Board of Directors since April 1997 and was Co-Chairman of the Board of Directors from 1991 to 1997. He joined The Walt Disney Company in 1985 as Executive Vice President and Chief Financial Officer and a director. Before joining Disney, Mr. Wilson served for 11 years in executive positions at Marriott Corp., including Executive Vice President and Chief Financial Officer. Mr. Wilson also serves as a director of CB Richard Ellis Group, Inc., The Walt Disney Company and Yahoo! Inc. and he serves on the board of trustees of Duke University.

Series C Directors

Ray W. Benning, Jr., age 61, has served as a director of NWA Corp. since 1999. Mr. Benning is currently a labor relations consultant. He served as National Director of the Airline Division of the International Brotherhood of Teamsters from 1995 to 2003, as assistant to the Director of the Teamsters Airline Division from 1993 to 1995, as President of Teamsters Airline Local 2707 from 1985 to 1993, and as a Business Representative of Teamsters Airline Local 2707 from 1975 to 1985.

George J. Kourpias, age 72, has served as a director of NWA Corp. since 1997. Mr. Kourpias is the retired International President of the IAM, a position he held from 1989 to 1997.

Michael G. Ristow, age 59, has served as a director of NWA Corp. since 1999. Captain Ristow has been a Northwest pilot for over 35 years and has served as a Captain Representative of ALPA since 1993.

Information Concerning Executive Officers

The information regarding executive officers of NWA Corp. is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Information About Our Audit Committee

Prior to April 29, 2005, the Audit Committee was comprised of Messrs. Friedman (Chairman) and Engler and Alfred A.Checchi, each of whom qualifies as an “independent” director under the Nasdaq listing standards. Mr. Checchi resigned from the Board of Directors effective April 29, 2005. The Board of Directors intends to appoint another member to the committee to replace Mr. Checchi before the next meeting of the Audit Committee. The committee provides assistance to the Board of Directors in fulfilling its responsibility to stockholders and the investment community relating to corporate accounting, reporting practices of NWA Corp., and the quality and integrity of the financial reports of NWA Corp. The committee met eleven times during 2004. Our Board of Directors has determined that Mr. Friedman is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file reports of holdings and transactions in NWA Corp.’s equity securities with the SEC. Based on our records and other information, we believe that in 2004 our directors, executive officers and 10% stockholders met all applicable SEC filing requirements, except that the grant in October 2004 under the Northwest Airlines Corporation 1999 Stock Incentive Plan of a stock option to Michael G. Ristow, a director of NWA Corp., was reported late on a Form 5 filed on Mr. Ristow’s behalf on February 14, 2005, and the forfeiture of shares of restricted stock held by Richard H. Anderson in connection with Mr. Anderson’s termination of employment on November 1, 2005 was reported late on a Form 5 filed on Mr. Anderson’s behalf on February 14, 2005.

Code of Ethics

Northwest’s Code of Business Conduct is available on our website at http://www.ir.nwa.com. Northwest’s Code of Business Conduct is applicable to members of the Board of Directors and all employees of Northwest.

Item 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

Executive Compensation Strategy

The Compensation Committee establishes the salaries and other compensation of the executive officers of Northwest, including its Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table included below in this Item 11 (the “Named Executive Officers”). The Committee is comprised of three non-employee directors who the Board of Directors has determined are “independent” within the meaning of the applicable rules of the Nasdaq Stock Market. The Committee has a written charter adopted by the Board, which sets forth the procedures, authority and responsibilities of the Committee.

In 2004 Northwest and the domestic airline industry in general continued to incur significant financial losses. Northwest reported a net loss of $727 million (without unusual items) for 2004 and, together with the other five largest U.S. airlines, reported combined net losses of $5.97 billion (without unusual items) for the year. The industry losses that began in 2001 following the September 11, 2001 terrorist attacks and a downturn in the U.S. economy continued in 2004 as a result of aggressive industry price competition and the rapid growth of low cost airlines. In addition, the industry continued to suffer in 2004 from the highest oil prices in recent history. As a result of these adverse economic conditions, a number of airlines have filed for bankruptcy protection. At the end of 2004 United Airlines, the world’s second largest airline, had still not emerged from bankruptcy, and US Airways had filed for Chapter 11 reorganization for a second time in two years. Several other Chapter 11 bankruptcy filings by U.S. airlines occurred in 2004.

Over the past several years, Northwest has taken aggressive steps to mitigate the impact of these adverse industry trends on its operating results and financial condition. In 2002 and 2003, those steps included a reduction in scheduled capacity, reductions in the work force, closure of maintenance facilities, flight crew bases, reservations and sales facilities and deferrals and cancellations of discretionary and non-operationally critical spending. In 2004 Northwest continued its efforts to reduce its non-labor costs by minimizing all non-critical spending. In addition, in October 2004 Northwest entered into an interim agreement (the “Pilot Bridge Agreement”) with the Air Line Pilots Association, International (“ALPA”) on behalf of Northwest’s pilots, which provides for annual pay and benefit reductions for its pilot employees totaling approximately $265 million, and also implemented in December 2004 pay and benefit reductions for its management employees that will result in annual cost savings for Northwest totaling approximately $35 million. Despite the labor cost reductions implemented for pilot and management employees in 2004, the wages and benefits of Northwest’s pilots and its other represented employee groups continue to be higher than those of Northwest’s competitors, including American Airlines and United Airlines. Northwest is currently in negotiations with each of its unions and has indicated that wages and benefits for the employees represented by these unions must be reduced to competitive levels in order for Northwest to be able to compete effectively.

Given the difficult industry environment and the continued financial pressures facing Northwest, the Committee is presented with a challenge—to adopt executive compensation policies that provide incentives for and assist in the retention of Northwest’s senior management team and that at the same time are consistent with Northwest’s need to restructure its labor costs. This challenge is exacerbated given that the total cash compensation paid to the Named Executive Officers is significantly less than that paid to comparable executives by other companies with which Northwest competes for executive talent. In addition, in connection with the pay and benefit reductions implemented for all management employees in December 2004, Northwest reduced the salaries of the Named Executive Officers by 15% effective December 1, 2004 and agreed to reduce by 15% the 2005 and 2006 target incentive payments for participants in the annual incentive compensation plan.

Executive Compensation Limitations under the Emergency Wartime Supplemental Appropriations Act of 2003

In order to ensure Northwest’s compliance with the executive compensation limitations under the Emergency Wartime Supplemental Appropriations Act of 2003 (the “Supplemental Funding Act”), Northwest was not able to pay to Messrs. Steenland and Anderson during the 12-month period beginning April 1, 2003 (the “Restricted Period”) compensation that each executive was entitled to receive. Messrs. Steenland and Anderson each incurred reductions in total compensation of approximately $542,000 and $619,000, respectively, including a $45,000 salary reduction during the first three months of 2004. Under the legislation, certain U.S. airlines, including Northwest, received reimbursement from the federal government for security fees previously remitted to the Transportation Security Administration (the “TSA”) and for costs associated with the reinforcement of aircraft cockpit doors since the 2001 terrorist attacks. As a condition to receiving such reimbursement, Northwest entered into an agreement with the TSA (the “TSA Agreement”), pursuant to which Northwest agreed not to provide total cash compensation to either of Northwest’s two most highly-compensated Named Executive Officers (Messrs. Steenland and Anderson) during the Restricted Period in an amount more than the annual salary paid to such executive in 2002. The agreement provides that if Northwest violates the agreement, Northwest will be required to return up to all of the assistance amounts paid to Northwest under the Supplemental Funding Act (approximately $209 million). Under the terms of the TSA Agreement, the total cash compensation (excluding awards of stock and stock options, health benefits, life insurance benefits and retirement benefits) paid to each of Messrs. Steenland and Anderson during the Restricted Period may not be more than $500,000.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and the competitive salary levels paid by other companies for similar positions. Base salaries are reviewed annually and are adjusted from time to time to recognize outstanding individual performance, promotions and competitive compensation levels. The salaries we paid to the Named Executive Officers for the past three years are shown in the Summary Compensation Table.

Annual Incentive Compensation

Each of the Named Executive Officers participates in Northwest’s annual cash incentive plan. Northwest’s annual cash incentive plan provides for the payment of cash incentive awards to participants only if certain pre-established corporate and individual goals are achieved for the year. The corporate component of the incentive plan requires that Northwest achieve a pre-determined level of income contribution, which is established by the Committee based on Northwest’s operating budget for the year, as approved by the Board of Directors. The income contribution formula is designed to include those income and expense elements that management has the ability to influence. The individual component is based on the participant’s performance relative to his or her individual performance objectives for the year, which are weighted to reflect their relative priority. Each year, the Chief Executive Officer establishes the individual performance objectives for each of the executives reporting to him, and the Committee establishes the individual performance objectives for the Chief Executive Officer. For the Named Executive Officers the corporate and individual goals are assigned weightings of 75% and 25%, respectively. The target incentive payment is 100% of salary for the Chief Executive Officer and 60% of salary for each of the other Named Executive Officers. The incentive payment in any year can increase to a maximum of two times the target incentive payment depending on performance relative to the corporate and individual goals; however, any payment above the target amount is subject to Northwest achieving a minimum profitability threshold for the year that is established based on Northwest’s operating budget. Northwest satisfied its income contribution goal for 2004; however, each of the Named Executive Officers elected to forego the payments that were otherwise payable to such officer under the 2004 annual cash incentive plan. In connection with the Pilot Bridge Agreement entered into with ALPA, Northwest agreed to reduce the 2005 and 2006 target incentive payments for participants in the annual incentive compensation plan, including the target incentive payments for each of the Named Executive Officers.

Long Term Incentive Compensation

Under NWA Corp.’s stock incentive plans, the Subcommittee of the Compensation Committee of the Board of Directors (the “Subcommittee”) may grant restricted stock, stock options and other stock based awards to officers and key employees of NWA Corp. and its affiliates. This equity participation is designed to align the interests of the employees receiving stock awards and NWA Corp.’s stockholders over the long term and is used as a retention tool. Northwest’s long-term equity-based compensation program for executive officers consists primarily of restricted stock, restricted stock units and stock option grants that vest over a multi-year period. Award levels under NWA Corp.’s stock incentive plans are set with regard to competitive considerations, and each individual’s actual award is based upon the individual’s performance, potential for increased responsibility and contributions, leadership ability and commitment to Northwest’s strategic efforts. The Subcommittee approved a restricted stock or phantom stock award to each of the Named Executive Officers in April 2004 and a restricted stock award to Messrs. Steenland, Griffin, Haan and Roberts in November

2004 in connection with the promotion of Messrs. Steenland and Roberts and the assignment of additional responsibilities to Messrs. Griffin and Haan. The restricted stock and phantom stock awards were granted under NWA Corp.’s 1999 Stock Incentive Plan. The value of the restricted stock and phantom stock awards based on the closing price of the Common Stock on the dates of grant is shown in the “Restricted Unit Awards” column of the Summary Compensation Table. The restricted and phantom stock granted in April 2004 vests in three equal annual installments beginning on the first anniversary of the grant date and the restricted stock granted in November 2004 vests in six equal installments on each six month anniversary of the grant date so long as the executive remains employed by Northwest on the applicable vesting dates. The restricted stock award granted to Mr. Anderson in April 2004 was canceled in accordance with its terms on November 1, 2004, the date of his termination of employment.

In January 2003, the Board of Directors adopted the Northwest Airlines, Inc. 2003 Long Term Incentive Compensation Program (the “Long Term Incentive Plan”), under which the Committee is authorized to grant to officers of Northwest, including the Named Executive Officers, cash incentive awards under which payouts will be made based on Northwest’s rank among its industry peers relative to average operating margin performance during a two-year performance period and Northwest’s achievement of a net profitability threshold in each year of the performance period. Target payout amounts under the Long Term Incentive Plan are established as a percentage of the officer’s annual salary. The Committee approved the grant of awards to each of the Named Executive Officers under the Long Term Incentive Compensation Plan for the two year performance period ending December 31, 2005. Estimated future payouts under the awards will not occur until 2006 and are shown in the “Long Term Incentive Plan Awards in 2004” table included in this Item 11.

In 2000, the Board of Directors adopted the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (the “E-Commerce Plan”) as an incentive to management to create, develop and maximize the value of certain equity investments of Northwest. The program has been highly successful for Northwest. Management of Northwest has been instrumental in developing a number of e-commerce or internet-based businesses, including Orbitz, LLC and Hotwire, Inc. To date, as a result of Northwest’s sale of a number of these investments, Northwest has generated aggregate cash proceeds of approximately $190 million and a return on the group of investments of approximately 442%. The $190 million in cash proceeds is separate and apart from the revenues generated by Northwest’s operations. Under the E-Commerce Plan, 200 Points or 20% of the value of the investments in excess of the cost of such investments plus a minimum compounded annual return of 15% was set aside for awards to key employees of Northwest. In April 2004 the Committee approved awards to Messrs. Steenland (40 Points), Griffin (20 Points), Haan (20 Points) and Anderson (55 Points). The awards vest, subject to the executive’s continued employment and the achievement of a financial target related to Northwest’s e-commerce revenues, in three equal installments on the first, second and third anniversaries of the grant date. Estimated future payouts under the awards are shown in the “Long Term Incentive Plan Awards in 2004” table included in this Item 11. The E-Commerce Plan award granted to Mr. Anderson in April 2004 was canceled in accordance with its terms on November 1, 2004, the date of his termination of employment.

2004 CEO Compensation

In 2004, Mr. Steenland received $472,649 in base salary, $27,351 less than in 2003. In addition, in 2004 Mr. Steenland did not accept receipt of $533,250 in incentive compensation, which was earned and payable under Northwest’s annual cash incentive plan. In addition, during the first three months of 2004, Mr. Steenland’s base salary was reduced by $45,000 to ensure Northwest’s compliance with the executive compensation limitations under the TSA Agreement. Mr. Steenland’s current base salary is $573,750. Effective December 1, 2004, Mr. Steenland’s base salary was reduced by 15% as part of the pay and benefit reductions implemented for pilot and management employees in connection with the Bridge Agreement. Prior to this 15% reduction, effective October 1, 2004 Mr. Steenland’s base salary was increased to $675,000 in recognition of his promotion to the Chief Executive Officer position, the combining of the President and Chief Executive Officer positions into one position, and the fact that Mr. Steenland had not received a base salary increase since 1999 when he was an Executive Vice President of Northwest. In establishing Mr. Steenland’s base salary, the Committee also considered the base salary levels of the Chief Executive Officers of other companies with which Northwest competes for executive talent. As discussed above under “Long Term Incentive Compensation,” Mr. Steenland was awarded two restricted stock awards in 2004, which are shown in the “Restricted Unit Awards” column of the Summary Compensation Table. The award granted in November 2004 was in recognition of Mr. Steenland’s promotion and his assumption of the responsibilities of both President and Chief Executive Officer, positions that were previously held by Mr. Steenland and Mr. Anderson, respectively. The dollar value of these awards does not represent cash payments to Mr. Steenland. These awards vest over a number of years and their ultimate value, when vested, is therefore uncertain. In addition, in 2004 Mr. Steenland received an award under the Long Term Incentive Plan and an award under the E-Commerce Plan.

Compliance with the $1 Million Limit on Deductible Compensation

In adopting compensation programs for Northwest’s executives, the Committee considers the effects of section 162(m) of the Internal Revenue Code, which denies publicly held companies a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to their chief executive officer or any of the four other most highly compensated executive officers employed on the last day of the year. Certain “performance based” compensation is not, however, subject to the limitation on deductibility, provided that certain stockholder approval and independent director requirements are satisfied.

To the extent consistent with Northwest’s compensation policies and the Committee’s assessment of the interests of stockholders, Northwest designs its executive compensation programs to preserve its ability to deduct compensation paid to executives under these programs. However, the Committee balances the costs and burdens involved in compliance with the limitations for deductibility contained in Section 162(m) against the value of the tax benefits to be obtained by Northwest by such compliance, and in some instances may pay compensation that is not fully deductible if in its determination such costs and burdens outweigh such benefits.

Compensation Committee

Dennis F. Hightower (Chairman)
Frederic V. Malek
V. A. Ravindran

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Salary(1) $		Bonus $		Other Annual Compensation(2) $	Restricted Stock Awards(3) $	Shares Underlying Options #	LTIP Payouts $		All Other Compensation(4) $
Douglas M. Steenland
President & Chief Executive Officer(5)
2004	472,649	(6)	—		71,040	2,964,000	—	769,216	(7)	144,575
2003	500,000		—		170	1,415,700	368,453	192,200	(7)	10,000
2002	500,000		200,000		57,103	1,436,100	—	—	(7)	75,000
J. Timothy Griffin
Executive Vice President—Marketing & Distribution
2004	434,212		—		37,161	1,778,500	—	787,716	(7)	226,821
2003	425,000		—		3,013	1,361,250	138,541	126,852	(7)	70,000
2002	420,828		127,500		3,400	—	—	116,424	(7)	—
Philip C. Haan
Executive Vice President— International, Alliances & Information Services
2004	434,212		—		29,213	1,778,500	—	787,716	(7)	28,971
2003	425,000		—		2,485	1,361,250	141,328	126,852	(7)	—
2002	420,828		127,500		3,897	—	—	116,424	(7)	—
Bernard L. Han
Executive Vice President & Chief Financial Officer(8)
2004	422,336		100,000	(9)	3,340	527,000	—	12,036	(7)	26,164
2003	425,000		100,000	(9)	811	816,750	—	126,852	(7)	39,054
2002	74,101		326,563	(9)	128	58,200	150,000	116,424	(7)	13,336
Andrew C. Roberts
Executive Vice President — Operations(10)
2004	365,468		—		882	1,482,000	—	—		—
Richard H. Anderson
Chief Executive Officer(11)
2004	394,416	(6)	—		83,174	1,844,500	—	769,216	(7)	16,200
2003	500,000		—		546	1,905,750	376,687	192,200	(7)	10,000
2002	500,000		250,000		71,638	1,941,150	—	—	(7)	80,000

(1)                                  Current annual base salaries for the Named Executive Officers are as follows: Mr. Steenland ($573,750); Mr. Griffin ($446,250); Mr. Haan ($446,250); Mr. Han ($361,250) and Mr. Roberts ($361,250).

(2)                                  The 2004 amount for Mr. Anderson includes perquisites totaling $52,301 provided to Mr. Anderson in 2004, including medical expense reimbursement payments ($18,259) and complimentary travel privileges provided to individuals on behalf of Mr. Anderson ($22,828). The remaining 2004 amounts for Mr. Anderson and all amounts for each other Named Executive Officer represent tax reimbursement payments.

(3)                                  The amounts in this column do not represent cash payments to the Named Executive Officers. Rather, the amounts shown for 2004 represent (i) the dollar value of restricted stock awards granted to Mr. Steenland (150,000 shares), Mr. Griffin (125,000 shares), Mr. Haan (125,000 shares), Mr. Han (50,000 shares), and Mr. Anderson (175,000 shares) in April 2004 based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($10.54), (ii) the dollar value of phantom stock units granted to Mr. Roberts (75,000 units) in April 2004 based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($10.54), and (iii) the dollar value of restricted stock awards granted to Mr. Steenland (150,000 shares), Mr. Griffin (50,000 shares), Mr. Haan (50,000 shares), and Mr. Roberts (75,000 shares) in November 2004 based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($9.22). Under the terms of the April 2004 restricted stock awards and the April 2004 phantom stock unit award to Mr. Roberts, the shares of Common Stock or units (as applicable) will vest in three equal annual installments beginning on the first anniversary of the grant date so long as the executive remains employed by Northwest on the applicable vesting date. Under the terms of the November 2004 restricted stock awards, the shares of Common Stock will vest in six equal installments on each six month anniversary of the grant date so long as the executive remains employed by Northwest on the applicable vesting date. The aggregate number of shares of restricted stock and phantom stock units granted to the Named Executive Officers over a number of years and held by such officers on December 31, 2004, and the dollar value of such shares and units based on the closing price of our Common Stock on December 31, 2004 ($10.93) was: Mr. Steenland, 539,166 shares ($5,893,084); Mr. Griffin, 258,333 shares ($2,823,580); Mr. Haan, 258,333 shares ($2,823,580); Mr. Han, 110,000 shares ($1,202,300); and Mr. Roberts, 204,500 shares and units ($2,235,185). No dividends are paid during the restricted period on any phantom stock or restricted shares.

The 2003 amounts represent the dollar value of restricted stock awards granted to Messrs. Steenland (130,000 shares), Griffin (125,000 shares), Haan (125,000 shares), Han (75,000 shares) and Anderson (175,000 shares) in July 2003 based on the per share closing price of Common Stock on the Nasdaq National Market on the date of grant ($10.89). Under the terms of the restricted stock awards, the shares of Common Stock vest in three equal annual installments beginning on July 3, 2004 so long as the executive remains employed by Northwest on each vesting date.

The 2002 amounts represent the dollar value of two restricted stock awards granted in January 2002 and November 2002 to Messrs. Steenland and Anderson based on the per share closing price of Common Stock on the Nasdaq National Market on each date of grant ($15.81 and $8.52, respectively), and a restricted stock award granted in October 2002 to Mr. Han based on the per share closing price of Common Stock on the date of grant ($5.82). Under the terms of each restricted stock award, the shares of Common Stock subject to the January 2002 awards granted to Messrs. Steenland (10,000 shares) and Anderson (15,000 shares) vest in full on May 18, 2005, the shares subject to the November 2002 awards granted to Messrs. Steenland (150,000 shares) and Anderson (200,000 shares) vest in four equal annual installments beginning on February 1, 2004, and the shares subject to the award granted to Mr. Han (10,000 shares) vest in full on October 14, 2006, in each case so long as the executive remains employed by Northwest on such dates.

All unvested shares of restricted stock and phantom stock held by Mr. Anderson on November 1, 2004, the date of his termination of employment, were canceled as of such date in accordance with the terms of such awards.

(4)                                  The 2004 amounts include premiums paid by Northwest on life insurance policies obtained for the benefit of Mr. Steenland ($71,652), Mr. Griffin ($36,652), Mr. Haan ($28,971), and Mr. Anderson ($16,200); and reimbursement of relocation expenses for Mr. Han ($26,164). In addition, the 2004 amount shown for Mr. Steenland includes compensation paid by MAIR Holdings, Inc. (“MAIR Holdings”), the parent company of Mesaba Aviation, Inc., to Mr. Steenland in 2004 for service on the board of directors of that company, including cash retainer fees ($23,000) and the Black-Scholes value on the date of grant of options to purchase 15,000 shares of common stock of MAIR Holdings ($49,923). The options have a ten-year term and an exercise price equal to the fair market value of the common stock on the grant date ($8.28). The options vest in full on the first anniversary of the date of grant. Mr. Steenland has been designated by Northwest to serve as a director of MAIR Holdings pursuant to Northwest’s airline services agreements with Mesaba. The 2004 amount shown for Mr. Griffin includes (i) compensation paid by Orbitz, Inc. (“Orbitz”) to Mr. Griffin in 2004 for service on the board of directors of that company, including cash retainer fees ($18,207), fees for attendance at Orbitz board and board committee meetings ($28,500), and the Black-Scholes value on the date of grant of options to purchase 5,892 shares of class A common stock of Orbitz ($70,000), and (ii) compensation paid by Pinnacle Airlines Corp. (“Pinnacle”) to Mr. Griffin in 2004 for service on the board of directors of that company, including cash retainer fees ($25,000), fees for attendance at Pinnacle board and board committee meetings ($8,250), the value of 1,800 shares of restricted stock of Pinnacle ($19,512) based on the per share closing price of the stock on the date of grant ($10.84), and the Black-Scholes value on the date of grant of options to purchase 3,600 shares of common stock of Pinnacle ($20,700). The Orbitz options had a ten-year term and an exercise price equal to the fair market value of the common stock on the grant date ($20.46 per share), and became exercisable as to 50% of the shares covered by the options on the grant date and the remaining 50% one year thereafter. The Pinnacle options have a ten-year term and an exercise price equal to the fair market value of the common stock on the grant date ($10.23 per share), and become exercisable in full on the first anniversary of the grant date. Mr. Griffin had been designated by Northwest to serve as a director of Orbitz pursuant to the Amended and Restated By-laws of Orbitz and resigned from the board of directors of Orbitz effective November 12, 2004 in connection with Northwest’s sale to Cendant Corporation of its shares of Orbitz capital stock in a tender offer by Cendant to purchase all of the outstanding shares of class A and class B common stock of Orbitz. All unvested stock options in Orbitz held by Mr. Griffin terminated upon completion of the tender offer. Mr. Griffin has been designated by Northwest to serve as a director of Pinnacle pursuant to the terms of the series A preferred stock of Pinnacle held by Northwest.

(5)                                  Mr. Steenland was elected President & Chief Executive Officer of Northwest effective October 1, 2004.

(6)                                  As a result of the executive compensation limitations contained in the TSA Agreement (see “Report of Compensation Committee on Executive Compensation” contained in this Item 11), the annual base salaries of Messrs. Steenland and Anderson, who were Northwest’s two most highly compensated executives in 2002, were reduced during the first three months of 2004 by $45,000 each.

(7)                                  The 2004 amounts for Messrs. Steenland, Griffin, Haan and Anderson include the dollar value of shares of common stock of Orbitz, Inc. distributed to each executive in June 2004 in partial settlement of previously granted awards under the E-Commerce Plan. Such amount was $769,216 for each of these executives and is based on the average of the high and low sales prices of Orbitz common stock on June 14, 2004. In addition, in April 2004 Messrs. Griffin and Haan each received a cash payment in the amount of $18,500 in settlement of the vested portion (75%) of the redemption amount payable pursuant to the E-Commerce Plan resulting from Northwest’s sale of shares of Orbitz capital stock in connection with the initial public offering of Orbitz (the “Orbitz IPO”). The remaining 25% of such redemption amount vested on January 15, 2005 and earned compounded annual interest at a rate of 7% from the date of Northwest’s sale of the Orbitz shares (December 19, 2003) to the payment date. The 2004 amount for Mr. Han reflects Mr. Han’s vested portion (50%) as of December 31, 2004 of the redemption amount payable with respect to the sale by Northwest of Orbitz capital stock in connection with the Orbitz IPO. The remaining 50% of such redemption amount will vest in two equal installments on October 14, 2005 and October 14, 2006, subject to his continued employment on such dates, and will earn interest at 7% from December 19, 2003 to each payment date. A cash payment of $18,053 was also payable to Messrs. Steenland and Anderson in January 2004; however, Northwest was not able to make the payment to the two executives due to the executive compensation limitations under the TSA Agreement.

In addition, Messrs. Steenland, Griffin, Haan, Han and Anderson were each previously granted phantom stock unit awards (the “Phantom Stock Unit Awards”) pursuant to NWA Corp.’s stock incentive plans under which, if certain established performance standards for each two-year performance period are satisfied, a number of units will vest under each award as of the end of the applicable performance period. Each unit represents, when vested, the right to receive a cash payment equal to the average closing price of a share of Common Stock for the ten trading days immediately preceeding June 1 of the year following the applicable performance period. The Subcommittee will determine, prior to June 1, 2005, whether the performance standards for the two-year performance period ending December 31, 2004 have been satisfied. However, because the maximum performance targets were satisfied for prior performance periods and a sufficient number of units have been designated as accrued units, the following units will vest regardless of whether the performance standards for the two-year performance period ending December 31, 2004 are determined to have been satisfied: Mr. Steenland (20,000 units) and Messrs. Griffin, Haan and Han (13,200 units each). The per share closing price of Common Stock on the Nasdaq National

Market on December 31, 2004 was $10.93. All unvested phantom stock units held by Mr. Anderson on November 1, 2004, the date of his termination of employment, were canceled as of such date in accordance with the terms of such awards.

The 2003 amounts for Messrs. Steenland, Griffin, Haan, Han and Anderson represent cash payments to such executives in June 2004 pursuant to the Phantom Stock Unit Awards in settlement of units that vested as of December 31, 2003 based on Northwest’s satisfaction of the performance standards for the two year performance period ending December 31, 2003 (20,000 units for Messrs. Steenland and Anderson and 13,200 units for Messrs. Griffin, Haan and Han).

The 2002 amounts for Messrs. Griffin, Haan and Han represent cash payments in April 2004 pursuant to the Phantom Stock Unit Awards in settlement of units that vested as of December 31, 2002 based on Northwest’s satisfaction of the performance standards for the two-year performance period ending December 31, 2002 (13,200 units for each executive). In June 2003, Messrs. Steenland and Anderson were each entitled to receive cash payments equal to $176,400 under such awards in settlement of units that vested for the two-year performance period ending December 31, 2002; however, because of the executive compensation limitations contained in the TSA Agreement, Northwest did not make any payments to Mr. Steenland or Mr. Anderson in settlement of such units. See “Report of Compensation Committee on Executive Compensation” contained in this Item 11 for a discussion of the executive compensation limitations under the TSA Agreement. Because of uncertainty as to the application of the limitations in a hypothetical situation in which Mr. Steenland and/or Mr. Anderson were not to remain executives of Northwest through the entire Restricted Period, Northwest did not pay until April 2004 the payments to Messrs. Griffin, Haan and Han that would have been payable to such executives in June 2003.

(8)                                  Mr. Han was elected Executive Vice President & Chief Financial Officer effective October 14, 2002.

(9)                                  In connection with Mr. Han’s joining Northwest in October 2002, Northwest agreed to pay him a signing bonus equal to $300,000 at the time he joined Northwest and annual retention payments equal to $100,000 on December 31 of 2003, 2004, 2005, 2006 and 2007. As described in footnote (6) above, because of the executive compensation limitations contained in the TSA Agreement, Northwest elected not to pay any of the Named Executive Officers amounts that could be in excess of the compensation limitations contained in the TSA Agreement. As a result, the amount that would have been payable to Mr. Han on December 31, 2003 was paid to him in April 2004. The 2002 amount shown for Mr. Han represents his $300,000 signing bonus and his pro-rated incentive compensation for 2002 under Northwest’s annual cash incentive plan in the amount of $26,563.

(10)                            Mr. Roberts was elected Executive Vice President – Operations effective October 1, 2004.

(11)                            Mr. Anderson’s resignation from his position as Chief Executive Officer of Northwest became effective on October 1, 2004, and his employment with Northwest terminated on November 1, 2004.

Stock Option Exercises in 2004 and December 31, 2004 Stock Option Values

			Number of Securities Underlying Unexercised Options Held At December 31, 2004 (#)		Value of Unexercised In-the-Money Options At December 31, 2004(1)($)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Douglas M. Steenland	—	—	92,114	276,339	241,799	725,390
J. Timothy Griffin	34,636	168,359	—	103,905	—	272,751
Philip C. Haan	—	—	35,332	105,996	92,747	278,240
Bernard L. Han	—	—	75,000	75,000	391,875	391,875
Andrew C. Roberts	—	—	17,493	52,479	45,919	137,757
Richard A. Anderson	94,172	111,914	—	—	—	—

(1)                                  Based on the per share closing price of Common Stock ($10.93) on the Nasdaq National Market on December 31, 2004 minus the exercise price of such options.

Long Term Incentive Plan Awards in 2004

Name	Number of Shares, Units or Other Rights		Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
				Threshold ($)	Target ($)		Maximum ($)

Douglas M. Steenland		(1)	4/1/04 – 12/31/05	286,875	573,750		1,147,500
	40 Points	(2)	4/23/04 – 1/15/05	—	138,753 per Point	(3)	—
J. Timothy Griffin		(1)	4/1/04 – 12/31/05	156,188	312,375		624,750
	20 Points	(2)	4/23/04 – 1/15/05	—	138,753 per Point	(3)	—
Philip C. Haan		(1)	4/1/04 – 12/31/05	156,188	312,375		624,750
	20 Points	(2)	4/23/04 – 1/15/05	—	138,753 per Point	(3)	—
Bernard L. Han		(1)	4/1/04 – 12/31/05	126,438	252,875		505,750
Andrew C. Roberts		(1)	1/1/04 – 12/31/05	90,313	180,625		361,250
Richard H. Anderson		(1)	4/1/04 – 12/31/05	375,000	750,000		1,500,000
	55 Points	(2)	4/23/04 – 4/23/07	—	138,753 per Point	(3)	—

(1)                                  The amounts set forth in these rows represent the potential payout of awards granted under the Long Term Incentive Plan for the performance period beginning January 1, 2004 and ending December 31, 2005. The amounts shown are based on the executives’ salary levels in effect during 2004. Payouts are based on Northwest’s rank (#3—threshold, #2—target, or #1—maximum) among its industry peers in average operating margin during the two years included in the performance period and Northwest’s achievement of a net profitability threshold in each year included in the performance period. Payout is also contingent upon each participant maintaining a minimum individual performance rating during the performance period. The award granted to Mr. Anderson was canceled in accordance with its terms on November 1, 2004, the date of his termination of employment.

(2)                                  In April 2004, Northwest made awards pursuant to the E-Commerce Plan to Messrs. Steenland, Griffin, Haan and Anderson relating to equity investments by Northwest in a number of e-commerce or internet-based businesses. Each Point represents, when vested, the right to receive a payment (in cash or shares of the business covered by the applicable award, at the option of NWA Corp.) equal to 0.1% of the market value attributable to the group of investments for which the Points were awarded. The Points subject to each award will vest, subject to the executive’s continued employment and the achievement of a financial target related to Northwest’s e-commerce revenues, in three equal installments on the first, second and third anniversaries of the grant date. The payout of vested Points will occur upon a disposition of Northwest’s interests in the investments, a redemption election by the executive as to such executive’s unredeemed vested Points which relate to “liquid” investments, or ten years after the date of grant, whichever is earlier. The award granted to Mr. Anderson remained unvested on November 1, 2004, the date of his termination of employment, and was therefore canceled as of such date in accordance with its terms.

(3)                                  The amount per Point represents the potential aggregate payout amount per Point under the awards described in footnote (2) above attributable to the disposition of Northwest’s investment in Orbitz, Inc., one of the e-commerce businesses covered by the awards. In November 2004, Northwest sold its shares of common stock of Orbitz to an indirect wholly owned subsidiary of Cendant Corporation in connection with a tender offer to purchase all of the outstanding shares of class A and class B common stock of Orbitz. As a result of such sale, the redemption amounts with respect to the disposition of Northwest’s shares in Orbitz became fixed and, subject to satisfaction of the vesting conditions, the amounts shown in the “Target” column will become payable to the Named Executive Officer in cash in three equal annual installments beginning on the first anniversary of the date of grant of the applicable award, with 7% compounded annual interest on each such installment accruing from November 12, 2004 to each payment date. The estimated future payments relating to the remaining e-commerce business are not presently determinable. As stated in note (2) above, upon Mr. Anderson’s termination of employment on November 1, 2004, the award granted to Mr. Anderson was canceled in accordance with its terms.

Pension Plans

Adjusted Final Average Earnings Program

Northwest maintains the Northwest Airlines Pension Plan for Salaried Employees (the “Salaried Pension Plan”), a non-contributory pension plan that covers eligible management employees of Northwest and certain affiliated companies, including each of the Named Executive Officers. Historically, benefits under the Salaried Pension Plan have been computed under an adjusted final average earnings formula. Annual benefits under this formula are generally determined by multiplying a participant’s final average annual compensation by 60% and reducing this amount by an offset for social security benefits payable to the participant and for service of less than 30 years. Final average earnings is the average of the employee’s highest 60 consecutive months of total annual cash compensation (including base salary and eligible cash incentive compensation).

Federal laws place limitations on compensation amounts that may be included under the Salaried Pension Plan. In 2004, up to $205,000 in base salary and eligible incentive compensation could be included in the calculation under the plan. Compensation and benefit amounts that exceed the applicable federal limitations are paid under the Northwest Airlines Excess Pension Plan for Salaried Employees (the “Excess Pension Plan”). This plan is a noncontributory plan and has historically used the same adjusted final average earnings formula as the Salaried Pension Plan.

As of December 31, 2004, the credited years of service under the Salaried Pension Plan and the Excess Pension Plan for Messrs. Steenland, Griffin, Haan and Roberts were 13.5, 11.6, 13.8 and 7.4, respectively. Mr. Anderson had 14.1 credited years of service under the Salaried Pension Plan and the Excess Pension Plan as of November 1, 2004, the date on which his employment with Northwest terminated. The table below shows the estimated combined annual pension benefit as of December 31, 2004, which would be payable using the adjusted final average earnings formula to participants (including the Named Executive Officers other than Mr. Han) under the Salaried Pension Plan and the Excess Pension Plan. Since Mr. Han was not employed by Northwest on January 1, 2001, his benefits under the Salaried Pension Plan and the Excess Pension Plan will be calculated under the cash balance program described below. The benefit levels in the table assume retirement at age 65, the credited years of service shown and payment in the form of a single life annuity.

	Annual Pension Benefits
Final Average Annual Compensation	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service	35 Years of Service

$400,000	$116,701	$155,601	$194,501	$233,401	$233,401
$600,000	176,701	235,601	294,501	353,401	353,401
$800,000	236,701	315,601	394,501	473,401	473,401
$1,000,000	296,701	395,601	494,501	593,401	593,401
$1,200,000	356,701	475,601	594,501	713,401	713,401
$1,400,000	416,701	555,601	694,501	833,401	833,401
$1,600,000	476,701	635,601	794,501	953,401	953,401
$1,800,000	536,701	715,601	894,501	1,073,401	1,073,401
$2,000,000	596,701	795,601	994,501	1,193,401	1,193,401

Cash Balance Program

The Salaried Pension Plan was amended in 2001 to convert the Plan to a cash balance design. This change is effective for all active employees in a salaried position as of January 1, 2001 and for any employee hired after that date. All active employees in a salaried position as of January 1, 2001 will receive the higher of their pension benefit calculated under the Salaried Pension Plan after conversion and the benefit calculated under the adjusted final average earnings formula. Under the new design, a hypothetical cash balance account is established for each participant for record-keeping purposes. Following each semi-monthly pay period, a participant’s cash balance account is credited with a pay credit based on the participant’s age, years of service and recognized earnings for the pay period in accordance with the following schedule:

Sum of Age and Years of Service	Pay Credits as a Percent of Salary and Bonus

Less than 30	6%
30 to 39	7%
40 to 49	8%
50 to 59	10%
60 to 69	12%
70 to 79	15%
80 and over	18%

In addition, on the last day of each month participants’ accounts are credited with interest at an annual rate of 1% over the one-year U.S. Treasury bill rate or a minimum rate of 3.5% (3.5% for 2004). Vested benefits under either the cash balance formula or the final average earnings formula of the Salaried Pension Plan are payable to participants upon termination of their employment with Northwest in the form of a lump sum or monthly annuity payments.

The Excess Pension Plan and the SERP (as defined below) were amended for active employees in a salaried position participating in such plans as of January 1, 2001 and for new participants thereafter to convert each plan to a cash balance design in the same manner as under the Salaried Pension Plan. Under the plan amendments, vested pension benefits under the Excess Pension Plan and the SERP are payable as a lump sum upon the participant’s termination of employment. All benefits under the Excess Pension Plan and the SERP are unfunded and are payable by Northwest from its general assets.

SERP

Northwest has agreed to supplement the pension benefits of each of the Named Executive Officers under Northwest’s Supplemental Executive Retirement Plan (the “SERP”). Under prior arrangements with Messrs. Steenland and Anderson, Northwest agreed to grant each of these executives an additional 10 credited years of service during a five-year period. Under the SERP Northwest also has agreed to define final average compensation for purposes of determining pension benefits under the adjusted final average earnings formula for each of the Named Executive Officers as the average of the executive’s monthly earnings for the highest 36 months (whether or not consecutive) during the executive’s employment. In addition, Northwest agreed to supplement the pension benefits of each of the Named Executive Officers under the SERP as follows: Messrs. Steenland and Anderson were granted over a five year period beginning April 1, 2001 pay credits under the cash balance formula equal to two times those earned in the Salaried Pension Plan (or, under the adjusted final average earnings formula, up to five additional credited years of service), Messrs. Griffin and Haan were granted over a five year period beginning June 1, 2001 pay credits under the cash balance formula equal to three times those earned in the Salaried Pension Plan (or, under the adjusted final average earnings formula, up to ten additional credited years of service), and Messrs. Han and Roberts were granted over a five year period beginning December 1, 2002 pay credits three times those earned in the Salaried Pension Plan. In each case, the additional pay credits or credited years of service will be granted to the executive only so long as the executive remains employed by Northwest during the referenced period, and, in the case of Mr. Steenland, if his employment is terminated in certain circumstances (see “Employment Agreements” contained in this Item 11).

Total Pension Benefits

The estimated total annual pension benefits payable to the Named Executive Officers under the Salaried Pension Plan, the Excess Pension Plan and the SERP if they continue to receive their current base salary and target annual incentive compensation and retire at age 65 is as follows: Mr. Steenland, $947,417; Mr. Griffin, $559,457; Mr. Haan, $555,258; Mr. Han, $460,701; and Mr. Roberts, $413,968. Following his termination of employment on November 1, 2004, Mr. Anderson received a lump sum payment of $3,028,700 representing his accrued pension benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

Compensation of Directors

All non-employee directors of NWA Corp., which include all directors other than Messrs. Wilson, Ristow and Steenland, are entitled to receive an annual retainer fee of $25,000 and an attendance fee of $1,000 for each Board meeting and each Board committee meeting attended. The chairpersons of the standing Board committees are paid an additional annual fee of $5,000. All directors are entitled to $25,000 per year of complimentary travel privileges on Northwest that may be extended to other individuals. In addition, all directors and their spouses and dependent children are eligible for complimentary travel privileges on Northwest and each director will receive lifetime pass travel privileges on Northwest after serving as a director of NWA Corp. for five years. All directors are also reimbursed for ordinary expenses incurred in connection with their attendance at Board and Board committee meetings.

Each director is reimbursed by NWA Corp. for income taxes resulting from use of the director’s complimentary travel privileges on Northwest. The value of the complimentary travel privileges extended to Board members, their spouses and dependent children in 2004, including reimbursement for income taxes on such amounts, was as follows: Ray W. Benning, Jr. ($1,773); John M. Engler ($13,040); Doris Kearns Goodwin ($1,270); Dennis F. Hightower ($2,921); George J. Kourpias ($1,939); V.A. Ravindran ($382); and

L. van Wijk ($358). Messrs. Wilson, Ristow and Steenland are employees of Northwest and as such are not subject to income taxes from the use of employee pass privileges.

Pursuant to NWA Corp.’s By-laws, we indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to NWA Corp..

In recognition of Mr. Wilson’s significant contributions and performance as Chairman of the Board of NWA Corp., in June 1999 the Board of Directors established The Chairman’s Long-Term Retention and Incentive Program (the “Chairman’s Plan”) under which Mr. Wilson was awarded 400,000 phantom stock units. Under the terms of the plan, the vesting of such units in annual increments of 40,000 units over the ten-year term of the plan is subject to the achievement of annual performance objectives to be established each year by the administrator of the plan. Each vested unit represents the right to receive a cash payment equal to the average closing price of a share of Common Stock for the last ten trading days of the year in which such unit vested. For the year ended December 31, 2004, Mr. Hightower, the administrator of the plan, determined that the applicable performance objectives were satisfied and 40,000 units vested on December 31, 2004 in accordance with the provisions of the plan. Mr. Wilson received a cash payment of $425,889 in settlement of such vested units. As an employee of Northwest, Mr. Wilson’s annual salary from January 1, 2004 through November 30, 2004 was $10,400. In connection with the labor cost reductions implemented for pilots and management employees of Northwest (see “Report of the Compensation Committee on Executive Compensation—Executive Compensation Strategy” contained in this Item 11), Mr. Wilson’s annual salary was reduced to $8,840 effective December 1, 2004 and Mr. Wilson agreed to reduce amounts he may earn under the Chairman’s Plan in 2005 and 2006 by 15%. In 2004 Mr. Wilson also received medical expense reimbursement payments totaling $24,094 and travel privileges on Northwest and other airlines. He also participates in the benefit and welfare plans available to employees of Northwest.

Employment Agreements

Northwest has entered into management compensation agreements with each of the Named Executive Officers. The agreements entitle each executive to receive a base salary and to participate in Northwest’s compensation and benefit plans. The agreements have no set terms and the executive’s employment under his agreement is terminable by either party for any reason upon 30 days written notice. Under Mr. Steenland’s agreements, in the event of a termination of his employment by Northwest other than for “cause” (as defined), by Mr. Steenland for “good reason” (as defined) or due to death or disability, Mr. Steenland will receive a severance payment equal to three times his annual base salary and target incentive payment, the supplemental pension benefits described above and reimbursement of relocation expenses. Mr. Steenland also will continue to receive coverage under Northwest’s medical and dental plans for the remainder of his and his spouse’s lifetimes and will continue to receive coverage under Northwest’s life insurance and disability plans for a specified period of time. In addition, if Mr. Steenland’s employment is terminated by Northwest for any reason other than cause within one year after a change in control of NWA Corp. or by Mr. Steenland at any time during the six months commencing on the first anniversary of the change in control, in either case, Mr. Steenland will be entitled to all payments and benefits otherwise due for termination. In the event Mr. Steenland dies while employed by Northwest, Northwest has agreed to pay his surviving spouse an annual death benefit equal to 50% of Mr. Steenland’s base salary for ten years or, if earlier, until Mr. Steenland would have attained age 65.

Under the agreements with Messrs. Griffin, Haan, Han and Roberts, in the event of a termination of the executive’s employment by Northwest other than for “cause” (as defined) or by the executive for “good reason” (as defined), the executive will receive a severance payment equal to two times the executive’s annual base salary and target incentive payment. In addition, each of the Named Executive Officers (other than Messrs. Han and Roberts) is entitled to lifetime travel privileges on Northwest’s flights and additional medical benefits in excess of those available under Northwest’s health plans. Mr. Han will become entitled to lifetime travel privileges and additional medical benefits if he remains employed by Northwest on September 27, 2005, and Mr. Roberts will become entitled to lifetime travel privileges if he remains employed by Northwest on September 30, 2005. In addition, in connection with his joining Northwest in September 2002, Mr. Han received a signing bonus of $300,000 and Northwest agreed to pay him annual retention payments of $100,000 each on December 31 of each of five years beginning in 2003 so long as he continues to be employed by Northwest on those dates. Northwest also agreed to supplement Mr. Han’s retirement benefits by establishing an opening account balance for him under the Excess Plan in the amount of $200,000 and by granting him additional pay credits under the SERP as described above under “Pension Plans.”

Compensation Committee Interlocks and Insider Participation

Mr. Malek, who was a member of the Compensation Committee during 2004, served as President of Northwest from late 1989 to mid-1990. The committee members have no interlocking relationships as defined by the rules and regulations of the SEC.

Performance Graph

The following graph compares the cumulative total stockholder return on NWA Corp.’s Common Stock for the last five fiscal years with the cumulative total return for the same period of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index. The graph assumes the investment of $100 on December 31, 1999 and reinvestment of all dividends.

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04

Northwest Airlines Corporation	$100	$135	$71	$33	$57	$49
S&P 500 Index	$100	91	80	63	80	89
AMEX Airline Index(1)	$100	110	58	26	41	40

(1)                                  As of December 31, 2004, the AMEX Airline Index consisted of AirTran Holdings, Alaska Air Group, AMR Corp., Continental Airlines, Delta Air Lines, ExpressJet Holdings, JetBlue Airways, Northwest, Skywest Inc. and Southwest Airlines.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings, as of March 31, 2005, of NWA Corp.’s capital stock of each director of NWA Corp., each Named Executive Officer, all directors and executive officers as a group, and each person known to NWA Corp. to beneficially own more than five percent of any class of NWA Corp.’s voting securities. Unless otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Class of Security	Number of Shares(1)(2)	Percent of Class(1)(2)		Percent of Total Voting Power(12)

Directors:
Gary L. Wilson	Common Stock	4,338,180	4.7		4.4
Ray W. Benning, Jr.(3)	—	—	—		—
Roy J. Bostock	—	—	—		—
John M. Engler	—	—	—		—
Robert L. Friedman	Common Stock	2,000		*		*
Doris Kearns Goodwin	—	—	—		—
Dennis F. Hightower	Common Stock	1,000		*		*
Jeffrey G. Katz	—	—	—		—
George J. Kourpias(4)	—	—	—		—
Frederic V. Malek	Common Stock	184,339		*		*
V. A. Ravindran	Common Stock	2,000		*		*
Michael G. Ristow(5)	Common Stock	3,207		*		*
Douglas M. Steenland	Common Stock	685,893		*		*
Leo M. van Wijk	—	—	—		—

Named Executive Officers:
J. Timothy Griffin	Common Stock	292,968		*		*
Philip C. Haan	Common Stock	331,727		*		*
Bernard L. Han	Common Stock	199,524		*		*
Andrew C. Roberts	Common Stock	116,863		*		*
All directors and executive officers as a group (19 persons)	Common Stock	6,232,700	6.8		6.4

Other 5% Holders:
Trusts for pilots c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Common Stock Series C Preferred	5,631,819 57	6.2	*	5.8	*

Trust for ground employees c/o State Street Bank & Trust Company 200 Newport Avenue, Q3 North Quincy, MA 02171	Series C Preferred		3,550,444	75.3		5.0

Trust for flight attendants c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Series C Preferred		1,085,477	23.0		1.5

Trusts for all other employees c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Common Stock Series C Preferred	(6)	1,064,254 7	1.2	*	1.1	*

FMR Corp.(7) 82 Devonshire Street Boston, MA 02109	Common Stock		11,249,336	12.3		11.5

Wellington Management Company, LLP(8) 75 State Street Boston, MA 02109	Common Stock		8,826,658	9.7		9.0

State Street Bank & Trust Company (9) 200 Newport Avenue JQ3N North Quincy, MA 02171	Common Stock		7,834,370	8.6		8.0

Marathon Asset Management Ltd(10) Orion House 5 Upper St. Martins Lane London WC2H 9EA United Kingdom	Common Stock		5,828,919	6.4		6.0

Deutsche Bank AG(11) Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	Common Stock		5,594,020	6.1		5.7

*                                         Less than 1%

(1)                                  The figures shown include the following shares allocated as of May 2, 2005 to the accounts of participants under the Northwest Airlines Corporation Employee Stock Plan: Ristow—2,890 shares; Haan—2,729; Han—218 shares; and all directors and executive officers as a group—5,837 shares.

(2)                                  The SEC deems a person to have beneficial ownership of all shares that such person has the right to acquire within 60 days. The figures shown include the following shares subject to stock options granted under NWA Corp.’s 2001 Stock Incentive Plan, which the individual or group has the right to acquire within 60 days of March 31, 2005: Wilson—100,000 shares; Ristow—317 shares; Steenland—184,227 shares; Griffin—34,635 shares; Haan—70,664 shares; Han—75,000 shares; and all directors and executive officers as a group—499,829 shares.

(3)                                  Mr. Benning is a retired Director of the Teamsters Airline Division. Mr. Benning disclaims beneficial ownership of the shares beneficially owned by the trust for flight attendants under the Employee Stock Plan.

(4)                                  Mr. Kourpias is the retired International President of the IAM. Mr. Kourpias disclaims beneficial ownership of the shares beneficially owned by the trust for ground employees under the Employee Stock Plan.

(5)                                  Mr. Ristow is a Captain Representative of ALPA. Mr. Ristow disclaims beneficial ownership of the shares beneficially owned by the trusts for pilots under the Employee Stock Plan other than 2,890 shares which were allocated to Mr. Ristow’s account under the Employee Stock Plan and are included in the number of shares listed above under Mr. Ristow’s name.

(6)                                  Represents shares of Series C Preferred Stock held by State Street Bank & Trust Company as trustee of the nonqualified trusts for ground employees and flight attendants.

(7)                                  Based on a Schedule 13G filed with the SEC on behalf of FMR Corp. (“FMR”), indicating that, at January 31, 2005, FMR, in its capacity as investment advisor, had sole voting power over 1,007,953 of such shares and sole power to dispose of all such shares.

(8)                                  Based on a Schedule 13G filed with the SEC on behalf of Wellington Management Company, LLP (“Wellington”), indicating that, at December 31, 2004, Wellington, in its capacity as investment advisor, had shared voting power over 3,262,000 of such shares and shared power to dispose of all such shares. Based on a Schedule 13G filed with the SEC on behalf of Vanguard Windsor Funds—Vanguard Windsor Fund (“Vanguard”), 5,404,658 of the shares held by Wellington are held in the Vanguard Windsor Funds.

(9)                                  Based on a Schedule 13G amendment filed with the SEC on behalf of State Street Bank & Trust Company (“State Street”), indicating that, at December 31, 2004, State Street, acting in various fiduciary capacities, had sole voting power over 6,745,163 of such shares, shared voting power over 1,089,207 of such shares, and shared power to dispose of all such shares.

(10)                            Based on a Schedule 13F filed with the SEC on behalf of Marathon Asset Management Ltd (“Marathon”) on January 24, 2005.

(11)                            Based on a Schedule 13G filed with the SEC on behalf of Deutsche Bank AG (“Deutsche Bank”), indicating that, at December 31, 2004, Deutsche Bank, in its capacity as investment advisor, had sole voting power over and sole power to dispose of all such shares.

(12)                            The 4,723,473 shares of Series C Preferred Stock outstanding as of May 2, 2005 are convertible into 6,442,817 shares of Common Stock. Assumes conversion of the Series C Preferred Stock and the issuance of Common Stock pursuant to stock options that are exercisable within 60 days of May 2, 2005.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by NWA Corp.’s stockholders	2,602,693		$10.39	5,527,363

Equity compensation plans not approved by NWA Corp.’s stockholders	6,849,868	(1)	$11.21	2,864,217

Total	9,452,561		$10.94	8,391,580

(1)                                  Includes 5,408,956 shares issuable upon the exercise of outstanding stock options under the Northwest Airlines Corporation 1998 Pilots Stock Option Plan and 1,440,912 shares issuable upon the vesting of outstanding restricted stock and deferred stock awards under the Northwest Airlines Corporation 1999 Stock Incentive Plan. Since the restricted stock and deferred stock awards have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

The Northwest Airlines Corporation 1999 Stock Incentive Plan (the “1999 Plan”) is a stock-based incentive compensation plan under which NWA Corp. may grant non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, other stock-based awards and performance-based awards to employees of NWA Corp. and its affiliates who are selected to receive an award under the 1999 Plan. The 1999 Plan was adopted by the Board of Directors in 1999 and is administered by the Subcommittee. As amended, a total of 9,000,000 shares of Common Stock were available for grants or awards under the 1999 Plan. Of that amount, approximately 2,864,000 shares remain available for distribution in connection with new awards. Shares issued pursuant to the 1999 Plan must be shares of Common Stock held by NWA Corp. in its treasury. The Subcommittee has sole authority, among other things, to designate participants to receive awards under the 1999 Plan, to determine the type of awards to be granted to participants under the 1999 Plan, to determine the terms and conditions of each award, and to interpret and administer the 1999 Plan. If an award granted pursuant to the 1999 Plan entitles the participant to receive or purchase shares of Common Stock, the number of shares covered by the award or to which the award relates is deducted on the date of grant of the award from the total number of shares available for grant under the 1999 Plan. If shares covered by an award are not purchased or are forfeited, or if an award otherwise terminates without delivery of any shares, then such shares will again be available for future distribution under the 1999 Plan. In the event of certain changes in the Company’s structure affecting the Common Stock, the Committee may make appropriate adjustments in the number of shares that may be awarded, the number of shares covered by options and other awards then outstanding under the 1999 Plan and, where applicable, the exercise price of outstanding awards under the 1999 Plan. No participant may receive stock options, stock appreciation rights, restricted stock and/or other stock-based awards under the 1999 Plan in any fiscal year for an aggregate of more than 1,000,000 shares and no participant may receive performance-based awards not denominated in shares totaling more than $10 million under the 1999 Plan. The Board of Directors may amend the 1999 Plan, but it may not, without approval of NWA Corp.’s stockholders, (i) increase the maximum number of shares of Common Stock that may be issued under the 1999 Plan or the number of shares of Common Stock that may be issued to any one participant, (ii) extend the term of the 1999 Plan or options or SARs granted under the 1999 Plan, (iii) grant options with an exercise price below the fair market value of the Common Stock on the date of grant, or (iv) take any other action that requires stockholder approval to comply with any tax or regulatory requirement.

The Northwest Airlines Corporation 1998 Pilots Stock Option Plan (the “Pilots Plan”) was adopted in 1998 pursuant to the collective bargaining agreement entered into between Northwest and ALPA. Under the terms of the Pilots Plan, in September of 1998, 1999, 2000 and 2001 NWA Corp. awarded four annual non-qualified stock option grants or SARs (the “Original Options”) to eligible pilots covering a total of 2,500,000 shares of NWA Corp.’s Common Stock. The Original Options had an exercise price equal to the fair market value of the Common Stock on the applicable grant date, became exercisable on the first business day following the applicable grant date, and have a term of ten years. In June 2003, pursuant to an agreement between Northwest and ALPA and an amendment to the Pilots Plan, NWA Corp. offered all participants holding outstanding unexercised options or SARs under the Pilots Plan the opportunity to exchange all of their outstanding options and SARS for a designated number of replacement options or SARs (as applicable) (the “Replacement Options”). For every two shares subject to option or a SAR surrendered by a participant, one share subject to a Replacement Option was granted to the participant. The Replacement Options were granted subject to a new vesting schedule under which the Replacement Options became exercisable over four years in equal annual installments of 25% each. The Replacement Options had an exercise price equal to the fair market value of the Common Stock on the grant date and a term of ten years. As a result of NWA Corp.’s exchange offer, Original Options covering a total of 1,849,753 shares of Common Stock were surrendered to NWA Corp. and Replacement Options covering a total of 926,080 shares of Common Stock were granted to participants. No additional awards may be granted under the Pilots Plan following consummation of NWA Corp.’s exchange offer.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. van Wijk is President and Chief Executive Officer of Koninklijke Luchtvaart Maatschappij N.V. (“KLM”). Northwest and KLM are parties to a trans-atlantic joint venture.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to NWA Corp. by Ernst & Young for services rendered during 2004 and 2003 were as follows:

Audit Fees. Fees for audit services totaled approximately $2,365,700 in 2004 and approximately $1,078,000 in 2003, including fees associated with the annual audit, the reviews of NWA Corp.’s quarterly reports on Form 10-Q, and registration statements filed with the SEC. For 2004, such fees also included an audit of internal controls over financial reporting.

Audit-Related Fees. Fees for audit-related services totaled approximately $729,000 in 2004 and approximately $1,015,000 in 2003. Audit-related services principally include accounting consultations, audits of the NWA Corp.’s employee benefit plans, and other audits required by regulation or contract.

Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning including expatriate tax services, totaled approximately $316,700 in 2004 and approximately $558,000 in 2003.

All Other Fees. NWA Corp. did not incur fees except as indicated in the above categories.

Audit Committee Pre-Approval Policy

Consistent with SEC policies regarding auditor independence, the Audit Committee of the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for each year’s audit, management will submit for approval an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee.

1.               Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and attest services. Beginning in 2004, such services also included an audit of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

2.               Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including employee benefit plan audits, internal control reviews, special procedures required to meet certain regulatory requirements, and consultation regarding financial accounting and/or reporting standards.

3.               Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax advice, and audit and appeals assistance with the IRS or other taxing authorities.

4.               Other Fees are those associated with services not included in the other categories. NWA Corp. generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services that are permitted under the SEC auditor independence rules but are not contemplated in the original pre-approval. These services most often fall into one of two categories: due diligence (e.g., in relation to acquisitions or divestitures) reported as a component of audit-related services, and tax planning reported as a component of tax services. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION

Dated: April 29, 2005	By	/s/ JAMES G. MATHEWS
James G. Mathews
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of April, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ DOUGLAS M. STEENLAND	*
Douglas M. Steenland	Doris Kearns Goodwin
President and Chief Executive	Director
Officer (principal executive officer)
and Director
/s/ BERNARD L. HAN	*
Bernard L. Han	Dennis F. Hightower
Executive Vice President & Chief	Director
Financial Officer (principal financial officer)
/s/ JAMES G. MATHEWS
James G. Mathews	Jeffrey G. Katz
Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)
*	*
Gary L. Wilson	George J. Kourpias
Chairman of the Board	Director
*	*
Ray W. Benning, Jr.	Frederic V. Malek
Director	Director

Roy J. Bostock	V. A. Ravindran
Director	Director
*
John Engler	Michael G. Ristow
Director	Director
*
Robert L. Friedman	Leo M. van Wijk
Director	Director

*	/s/ JAMES G. MATHEWS
By:	James G. Mathews
Attorney-in-fact