Form 10-Q
period 2005-03-31
NORTHWEST AIRLINES CORP
filed 2005-05-05
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
(Unaudited, in millions except per share amounts)	2005	2004
Operating Revenues
Passenger	$2,035	$1,963
Regional carrier revenues	276	217
Cargo	206	183
Other	281	240
Total operating revenues	2,798	2,603

Operating Expenses
Salaries, wages and benefits	955	937
Aircraft fuel and taxes	630	450
Selling and marketing	205	175
Other rentals and landing fees	156	146
Aircraft maintenance materials and repairs	144	111
Depreciation and amortization	138	141
Aircraft rentals	104	114
Regional carrier expenses	356	256
Other	402	381
Total operating expenses	3,090	2,711

Operating Income (Loss)	(292)	(108)

Other Income (Expense)
Interest expense, net	(151)	(132)
Investment income	16	13
Other, net	(18)	4
Total other income (expense)	(153)	(115)

Income (Loss) Before Income Taxes	(445)	(223)

Income tax expense (benefit)	5	—

Net Income (Loss)	(450)	(223)

Preferred stock requirements	(8)	(7)

Net Income (Loss) Applicable to Common Stockholders	$(458)	$(230)

Earnings (loss) per common share:
Basic and Diluted	$(5.28)	$(2.67)

Average shares used in computation:
Basic and Diluted	87	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(Unaudited, in millions)	2005	2004
Assets

Current Assets
Cash and cash equivalents	$518	$707
Unrestricted short-term investments	1,614	1,752
Restricted short-term investments	173	152
Accounts receivable, net	521	460
Flight equipment spare parts, net	134	125
Prepaid expenses and other	572	382
Total current assets	3,532	3,578

Property and Equipment
Flight equipment, net	7,316	7,355
Other property and equipment, net	755	769
Total property and equipment	8,071	8,124

Flight Equipment Under Capital Leases, net	144	146

Other Assets
Intangible pension asset	671	671
International routes	634	634
Investments in affiliated companies	59	55
Other	710	834
Total other assets	2,074	2,194
Total Assets	$13,821	$14,042

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,792	$1,468
Accounts payable and other liabilities	2,364	2,280
Current maturities of long-term debt and capital lease obligations	580	749
Total current liabilities	4,736	4,497

Long-Term Debt	7,607	7,715

Long-Term Obligations Under Capital Leases	305	308

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,635	3,593
Other	811	753
Total deferred credits and other liabilities	4,446	4,346

Preferred Redeemable Stock	270	263

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,476	1,471
Accumulated deficit	(2,458)	(1,999)
Accumulated other comprehensive income (loss)	(1,550)	(1,547)
Treasury stock	(1,012)	(1,013)
Total common stockholders’ equity (deficit)	(3,543)	(3,087)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,821	$14,042

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
(Unaudited, in millions)	2005	2004

Cash Flows from Operating Activities
Net loss	$(450)	$(223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138	141
Pension and other postretirement benefit contributions less than expense	49	114
Changes in certain assets and liabilities	140	174
Other, net	6	(8)
Net cash provided by (used in) operating activities	(117)	198

Cash Flows from Investment Activities
Capital expenditures	(50)	(43)
Purchase of short-term investments	(230)	(215)
Proceeds from sales of short-term investments	360	124
Proceeds from sale of Pinnacle note receivable	102	—
Other, net	4	12
Net cash provided by (used in) investing activities	186	(122)

Cash Flows from Financing Activities
Proceeds from long-term debt	16	298
Payments of long-term debt and capital lease obligations	(273)	(245)
Other, net	(1)	(5)
Net cash provided by (used in) financing activities	(258)	48

Increase (Decrease) in Cash and Cash Equivalents	(189)	124

Cash and cash equivalents at beginning of period	707	1,146
Cash and cash equivalents at end of period	$518	$1,270

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,132	$2,936

Supplemental Cash Flow Information:
Interest paid	$137	$101

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$56	$108

See accompanying notes.

Northwest Airlines Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company’s accounting and reporting policies are summarized in “Note 1 — Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for 2004.

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

      In the opinion of management, the interim financial statements reflect adjustments, consisting of normal recurring accruals, unless otherwise noted, which are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated.  Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

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

Note 2 — Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”).  In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) to stock compensation awards issued to employees.  Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal.  Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant.  Therefore, the impact of adopting SFAS No. 123R will be immaterial.  SFAS No. 123R is effective for the fiscal quarter beginning January 1, 2006, although early adoption is permitted.

      In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”).  EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded into their calculations of diluted earnings per share, and to restate the diluted earnings per share calculation for all periods during which time the applicable convertible instruments were outstanding.  The Company adopted the provisions of EITF 04-8 as of December 31, 2004.  As further discussed in “Note 4 — Earnings (Loss) Per Share Data”, 9.3 million and 9.8 million shares issuable upon conversion of the Company’s 6.625% and 7.625% senior convertible notes issued in May 2003 and November 2003, respectively, will be included in the Company’s diluted earnings per share calculation in periods when the Company reports net income applicable to common shareholders and the impact is dilutive.

Note 3 — Geographic Regions

      The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended
	March 31
	2005	2004
Domestic	$1,931	$1,796
Pacific, principally Japan	592	553
Atlantic	275	254
Total operating revenues	$2,798	$2,603

      The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 4 — Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended
	March 31
(In millions, except per share data)	2005	2004
Numerator:
Net income (loss)	$(450)	$(223)
Preferred stock requirements	(8)	(7)
Net income (loss) applicable to common stockholders	$(458)	$(230)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	86,729,563	86,114,328

Earnings (loss) per common share:
Net income (loss) before preferred stock requirements	$(5.19)	$(2.59)
Preferred stock requirements	(0.09)	(0.08)
Net income (loss) applicable to common stockholders	$(5.28)	$(2.67)

      For the three months ended March 31, 2005 and 2004, respectively, 19,418,282 and 19,972,830 incremental shares related to contingently convertible debt, the dilutive portion of employee stock options and unvested restricted shares under the treasury method and shares held in non-qualified rabbi trusts were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

      Because of the stated intent of the parties to settle the Series C Preferred Stock with cash rather than by the Company’s issuing additional common stock, 6,435,509 and 6,504,881 shares of Series C Common Stock equivalents are excluded from the effect of dilutive securities for the three months ended March 31, 2005 and 2004, respectively.

      The Company had total employee stock options and restricted shares outstanding of 9,413,809 and 6,500,603 as of March 31, 2005 and 2004, respectively.

Note 5 — Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following (in millions):

	Three months ended
	March 31
	2005	2004
Net income (loss)	$(450)	$(223)
Change in unrealized gain/loss on available-for-sale securities	(3)	1
Change in deferred gain/loss from hedging activities	3	(13)
Foreign currency translation adjustments	(3)	2
Comprehensive income (loss)	$(453)	$(233)

Note 6 — Income Taxes

Under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, the Company was required to provide a valuation allowance on deferred tax assets recorded for losses beginning in the first quarter 2003.  The first quarter 2005 net loss was therefore not reduced by any tax benefit.  Additionally, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

Note 7 — Long-term Debt

      Maturities of long-term debt, excluding capital lease obligations, through December 31, 2009 are as follows (in millions):

2005	$280	(1)
2006	898	(2)
2007	1,403	(2)
2008	579
2009	1,080

(1)                             The above table reflects a refinancing of $148 million previously due in November 2005 under the $975 million term loan facility; see further discussion in “Note 10—Subsequent Events”.

(2)                             Includes $79 million and $567 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their maturity dates at the Company’s election.

Holders of $225 million of the $375 million convertible unsecured notes due after 2009 may require NWA Corp. to repurchase such notes in 2008 (and holders of all the notes also have other dates after 2009, but prior to maturity, on which NWA Corp. can be required to repurchase such notes).

On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan.  The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods.  The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5¼% and is payable 25% at the end of the first year, 12½% at the end of each of the second and third years and 50% at the end of the fifth year.  The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6¾% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.  The 25% of the first tranche and the 1% of the second tranche payable in 2005 (which together total $148 million) have been refinanced — see discussion in “Note 10—Subsequent Events”.

The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility.  The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time.  In addition, the Agreement contains a covenant that requires the Company to maintain specified ratios of earnings to fixed charges as follows:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Nine	December 31, 2004	0.50 to 1.0
Twelve	March 31, 2005	0.50 to 1.0
-	June 30, 2005 through March 31, 2006	Waived	(1)
Three	June 30, 2006	1.00 to 1.0
Six	September 30, 2006	1.05 to 1.0
Nine	December 31, 2006	1.15 to 1.0
Twelve	March 31, 2007	1.30 to 1.0
Twelve	June 30, 2007	1.45 to 1.0
Rolling twelve	September 30, 2007 and each quarter ending thereafter	1.50 to 1.0

(1)          On April 13, 2005, the Company obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility for the periods ending June 30, 2005 through March 31, 2006; see further discussion in “Note 10—Subsequent Events”.

For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).  Although the Company was in compliance with the covenant on March 31, 2005, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.  Thus, there can be no assurance that the Company will be able to satisfy these requirements through the expiration of the facility.

Note 8 — Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 432 aircraft at March 31, 2005, consisting of 364 narrow-body and 68 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of March 31, 2005 are also provided.

					Temporarily	Total	Aircraft
	Seating		Capital	Operating	Not in	Aircraft	on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Service	in Service	Order

Passenger Aircraft
Airbus:
A319	124	60	—	12	—	72	9
A320	148	43	4	31	—	78	2
A330-200	243	7	—	—	—	7	5
A330-300	298	8	—	—	—	8	12

Boeing:
757-200	180-184	32	5	19	(5)	51	—
757-300	224	16	—	—	—	16	—
747-200	353-430	4	—	3	(2)	5	—
747-400	403	4	—	12	—	16	—

DC9	78-125	146	—	4	(3)	147	—
DC10	273	14	—	8	(2)	20	—
		334	9	89	(12)	420	28

Freighter Aircraft
Boeing 747-200F		8	—	5	(1)	12	—

Total Northwest Operated Aircraft		342	9	94	(13)	432	28

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	123	(3)	120	31
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	197	(3)	204	31

Total Aircraft		352	9	291	(16)	636	59

(1)  On April 22, 2005, the Company announced that it had ordered 15 additional CRJ 200 aircraft for delivery between 2005 and 2006.  The Company has signed a non-binding letter of intent for these aircraft to be leased or subleased to and operated by Mesaba Aviation, Inc. (“Mesaba”), a subsidiary company of MAIR Holdings, Inc. (“MAIR”), and a Northwest Airlink carrier.  Under the terms of this letter of intent, Mesaba would also be given exclusive rights to operate an additional 20 CRJ aircraft should the Company elect to exercise additional options.  See further discussion in “Note 10—Subsequent Events”.  These aircraft are included in the table presented above.

      Committed expenditures for the 59 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $936 million for the remainder of 2005, $803 million in 2006, $877 million in 2007 and $90 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company has the option and intends to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not obligated to take delivery of the aircraft.  These aircraft will, in turn, be leased or subleased to and operated by a Northwest Airlink carrier.

The Company took delivery of two Airbus aircraft and six Bombardier CRJ aircraft during the three months ended March 31, 2005.  The Company entered into operating leases with respect to the six Bombardier CRJ aircraft and then subleased all of the aircraft to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.  In connection with the acquisition of these eight aircraft, the Company entered into long-term debt arrangements and operating leases.  Under such arrangements, the aggregate amount of debt incurred totaled $56 million and the minimum lease payments at the point of inception equaled $117 million.

Note 9 — Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended March 31
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$64	$63	$9	$7
Interest cost	137	134	14	13
Expected return on plan assets	(129)	(124)	—	—
Amortization of prior service cost	19	19	(3)	(2)
Recognized net actuarial loss and other events	36	20	7	6
Net periodic benefit cost	$127	$112	$27	$24

On April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which temporarily reduces the Company’s required pension contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.

      Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified pension plans will approximate $420 million.  On January 14, 2005, the Company contributed $84 million to these plans.  Subsequently, on April 15, 2005, the Company contributed another $92 million to these plans, with the balance due during the remainder of 2005. Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, we expect our calendar year 2006 and 2007 cash contributions to be significantly higher than our 2005 cash contributions.

Note 10 — Subsequent Events

      On March 25, 2005, the Company announced that it was in discussions with the lenders to refinance $148 million due in November 2005 under the $975 million term loan facility.  This refinancing was completed on April 15, 2005, with the new $148 million tranche bearing interest at LIBOR plus 6.25% and payable in six years.  As part of these discussions, on April 13, 2005, the Company also obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility through March 31, 2006 as well as changed the next covenant measurement date from the quarter ending June 30, 2005 to the quarter ending June 30, 2006.  The Company was in compliance with the covenant requirements as of March 31, 2005.  However, the lenders provided this amendment principally in consideration of the sharp rise in fuel prices since the beginning of the year, which made it unlikely that the Company would remain in compliance absent the waiver.

      On April 22, 2005, the Company announced that it had ordered 15 additional CRJ-200 aircraft, with deliveries scheduled to commence in the third quarter of 2005.  The Company intends to finance these aircraft through long-term operating leases with the manufacturer.  The Company has signed a non-binding letter of intent for these aircraft to be leased or subleased to and operated by Mesaba Aviation, Inc. (“Mesaba”), a subsidiary company of MAIR Holdings, Inc. (“MAIR”), and a Northwest Airlink carrier.  Under the terms of this letter of intent, Mesaba would also be given exclusive rights to operate another 20 CRJs should the Company elect to exercise additional options.  The Company’s existing Avro RJ85 and Saab service agreements with Mesaba will be replaced with a new 10 year airline services agreement, subject to final approval by the parties, MAIR’s board of directors and any applicable regulatory approvals.  Upon execution of a definitive airline services agreement, MAIR will amend the currently outstanding warrants to the Company, resulting in warrants covering an aggregate of 4,112,500 shares of MAIR’s common stock at an exercise price of $8.74.

      On April 1, 2005, the Company completed an 8.5 billion yen (approximately $78 million) secured financing with Shinsei Bank, Limited, maturing on June 20, 2006 (“Shinsei” loan).   The loan proceeds were reduced by fees and expenses, pre-paid interest and a liquidity reserve.  This financing bears interest at the rate of 2.878% per annum with interest payable on March 20, 2006 and at maturity.  The financing is secured by certain of the Company’s properties in Tokyo.  Subsequently, on April 20, 2005, the Company completed a 2.5 billion yen (approximately $23 million) financing with Airline Funding, LLC (“Airline Funding” ), which will remain outstanding concurrently with the Shinsei loan until maturity on June 20, 2006.  The Airline Funding financing is secured by a second lien on properties in Tokyo with the first lien being held by Shinsei Bank, Limited.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Northwest and other large network airlines continue to face significant financial challenges.  Industry trends that produced record losses over the past four years persist, with the growth of low cost carriers and expanded product distribution through the internet resulting in a revenue environment that is increasingly price sensitive.  These longer term developments, combined with the lingering effects of the September 11, 2001 terrorist attacks, the conflict in Iraq and the SARS epidemic, have reduced passenger yields to levels where Northwest and other airlines with traditional labor cost structures cannot be profitable on a sustained basis.  This already difficult financial environment was exacerbated during the first quarter of 2005 when Delta, another large network airline, adopted a simplified fare pricing strategy similar to those employed by low cost carriers.  Northwest and its competitors were thus impacted by additional downward pressure on revenues even as average fuel prices for the quarter reached record levels.

These challenges have left all of the major legacy airlines with no choice but to significantly reduce their labor costs by bringing wage rates and work rules in line with the new revenue environment.  United and US Airways obtained new labor contracts through Chapter 11 bankruptcy protection.  American and Delta each realized labor cost reductions in the face of an imminent bankruptcy filing.  Continental, which for many years has maintained labor costs well below its major competitors, was nonetheless forced to seek additional reductions from its workers, most of whom recently ratified new agreements that incorporate substantial cost savings.

Northwest has been among the most successful carriers in reducing non-labor expenses, executing a series of aggressive cost reduction efforts beginning in early 2001.  In addition, the Company achieved an important first step in restructuring its labor contracts in October 2004 when it reached a two year bridge agreement with its pilots to reduce wage and benefit costs.  Under the agreement, which was effective December 1, 2004, the pilots agreed to $265 million in annual wage, benefit and other contract changes and salaried and management employees took $35 million in annual salary and benefit reductions.  Northwest’s overall labor costs remain above its major competitors.  The Company is therefore seeking additional wage and work rule changes that would increase the total savings to $1.1 billion annually, inclusive of the $300 million in reductions obtained through the pilot and management actions.  In addition, it is asking the labor unions to agree to restructure their pension programs by freezing the current defined benefit plans and replacing them with defined contribution plans.  These changes are essential in order for Northwest to return to profitability.

Continued high fuel prices will result in significant losses for the Company absent the Company’s ability to lower its unit costs, increase its unit revenues or both, and, in the absence of such developments, will have a significant impact on the Company’s ability to maintain adequate liquidity.  Even as the Company has incurred substantial losses in recent years, it has successfully built liquidity through the sale of non-strategic assets or by obtaining new financing.  However, the limited amount of unencumbered assets available for these purposes and the Company’s current level of indebtedness are likely to impede our ability to generate additional cash through such means.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Northwest and the Current Status of the Airline Industry” in the Company’s December 31, 2004 Annual Report on Form 10-K for a detailed discussion of the factors that have caused the structural decline in industry revenue and the other financial and operational challenges the Company faces.

For the quarter ended March 31, 2005, the Company reported a net loss applicable to common stockholders of $458 million and an operating loss of $292 million, which compares with a net loss applicable to common stockholders of $230 million and an operating loss of $108 million for the quarter ended March 31, 2004.  Net loss per common share was $5.28 in the first quarter of 2005 versus a net loss per common share of $2.67 in the first quarter of 2004.

Included in the 2005 results for the March quarter was a loss of approximately $18 million on the sale of the Company’s Pinnacle Airlines note to Pinnacle Airlines Corp.  This loss represented the difference between the $120 million outstanding balance on the note at the time of the sale and the purchase price of $102 million, inclusive of accrued interest.  Additionally, Pinnacle Airlines Corp. agreed to pay down the $5 million that was outstanding under a $25 million revolving credit facility that it maintains with Northwest.

Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, and the following discussion pertains primarily to Northwest.  The Company’s results of operations include other subsidiaries, of which MLT Inc. (“MLT”) is the most significant.

Information with respect to the Company’s operating statistics follows (1):

	Three months ended
	March 31
	2005		2004		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	22,765		21,831		4.3
Revenue passenger miles (RPM) (millions)	18,168		16,705		8.8
Passenger load factor	79.8%		76.5%		3.3	pts.
Revenue passengers (millions)	13.5		12.5		7.9
Passenger revenue per RPM (yield)	11.20	¢	11.75	¢	(4.7)
Passenger revenue per ASM (RASM)	8.94	¢	8.99	¢	(0.6)

Total operating ASM (millions)	22,825		21,894		4.3

Passenger service operating expense per total ASM (2) (3)	10.97	¢	10.23	¢	7.2

Cargo ton miles (millions)	542		540		0.4
Cargo revenue per ton mile	38.10	¢	33.79	¢	12.8
Fuel gallons consumed (millions)	432		421		2.6
Average fuel cost per gallon, excluding taxes	137.91		100.16	¢	37.7
Number of operating aircraft at end of period	432		432		n/m
Full-time equivalent employees at end of period	39,105		39,230		(0.3)

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

(3)          Passenger service operating expense excludes the following items unrelated to passenger service operations (in millions):

	Three months ended
	March 31
	2005	2004
Freighter operations	$154	$140
MLT Inc. - net of intercompany eliminations	64	60
Regional carriers	356	256
Other	12	15

Results of Operations—Three months ended March 31, 2005 and 2004

      Operating Revenues.  Operating revenues increased 7.5% ($195 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 3.7% ($72 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$2,035		$1,356		$455		$224

Increase (Decrease) from 2004:
Passenger revenues (in millions)	$72		$(20)		$62		$30
Percent	3.7%		(1.4)%		15.8%		15.1%

Scheduled service ASMs (capacity)	4.3%		0.2%		10.4%		13.2%
Scheduled service RPMs (traffic)	8.8%		7.3%		8.3%		16.5%
Passenger load factor	3.3	pts.	5.0	pts.	(1.7	) pts.	2.3	pts.
Yield	(4.7)%		(8.1)%		7.0%		(1.1)%
Passenger RASM	(0.6)%		(1.6)%		4.8%		1.7%

As indicated in the above table:

•                  Domestic passenger revenues decreased slightly, primarily due to significantly lower yields that were largely offset by higher traffic.

•                  Pacific passenger revenues showed a strong increase due to significantly improved yields and traffic on higher capacity.

•                  Atlantic passenger revenues increased substantially due to a sharp rise in traffic on significantly more capacity.

Regional carrier revenues increased 27.2% ($59 million) to $276 million, due primarily to the increased capacity from 33 additional Bombardier CRJ aircraft that have entered service since March 31, 2004.

Cargo revenues increased 12.6% ($23 million) to $206 million due to a 12.8% higher yield per ton mile.  Other revenue increased 17.1% ($41 million) as a result of increased rental revenue, higher ticket change fees and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 14.0% ($379 million) for the three months ended March 31, 2005.  The following table and notes present operating expenses for the three months ended March 31, 2005 and 2004 and describe significant year-over-year variances:

	Three months ended		Increase
	March 31		(Decrease)	Percent
(in millions)	2005	2004	from 2004	Change	Note
Operating Expenses
Salaries, wages and benefits	$955	$937	$18	1.9%	A
Aircraft fuel and taxes	630	450	180	40.0	B
Selling and marketing	205	175	30	17.1	C
Other rentals and landing fees	156	146	10	6.8	D
Aircraft maintenance materials and repairs	144	111	33	29.7	E
Depreciation and amortization	138	141	(3)	(2.1)	F
Aircraft rentals	104	114	(10)	(8.8)	G
Regional carrier expenses	356	256	100	39.1	H
Other	402	381	21	5.5	I
Total operating expenses	$3,090	$2,711	$379	14.0%

      A.  Salaries, wages and benefits increased primarily due to higher pension expense, annual wage rate increases, and increased capacity.  These were partially offset by pilot and management concessions, which were effective as of December 1, 2004.

      B.  Aircraft fuel and taxes were higher due to a 37.7% increase in the average fuel cost per gallon to $1.38 (net of hedging transactions) and 2.6% more gallons consumed.  Fuel hedge transactions reduced fuel costs by $19 million in the first quarter of 2005.

      C.  Selling and marketing increases were partially volume related, due to a 3.7% increase in passenger revenue, a 27.2% increase in regional carrier revenues, and higher GDS fees.

      D.  Other rentals and landing fees increased due to higher rates across the system.

      E.   Aircraft maintenance materials and repairs increased by $33 million, due primarily to higher material usage as the Company utilized excess capacity to increase engine overhauls.

      F.   Depreciation expense remained relatively unchanged as the cost associated with new aircraft deliveries was offset by other flight equipment becoming fully depreciated.

      G.  Aircraft rental expense decreased primarily due to accelerated rentals in 2004 for aircraft subsequently purchased off lease.

      H.  The $100 million increase was primarily driven by increased regional carrier capacity and higher regional carrier fuel costs.

      I.    Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased, which was principally volume related.

Other Income and Expense.  Non-operating expense increased 33.0% ($38 million) primarily due to higher interest expense related to increased debt levels.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash, cash equivalents and short-term investments of $2.30 billion.  This amount includes $173 million of restricted short-term investments (which may include amounts held as cash), resulting in liquidity of $2.13 billion.

Cash Flows. Liquidity decreased by $327 million during the three months ended March 31, 2005, largely due to net losses, capital expenditures and debt payments.

Operating Activities.  Net cash used in operating activities for the three months ended March 31, 2005, was $117 million, which compares with $198 million cash provided by operating activities for the three months ended March 31, 2004.  This decrease resulted from a higher net loss in 2005.

Investing Activities.  Investing activities in the three months ended March 31, 2005, consisted primarily of the sale of short-term investments, aircraft capital expenditures and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Investing activities during the quarter also included proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines.  Investing activities for the three months ended March 31, 2004, other than aircraft and related purchases and short-term investments, included facility and aircraft modification programs.

Financing Activities.  Financing activities in the three months ended March 31, 2005, consisted primarily of the repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.  Financing activities in the three months ended March 31, 2004, included financing one Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due in 2009, repayment of $138 million unsecured notes due in March 2004, plus payment of other debt and capital lease obligations.

The Company also took delivery of two Airbus A319 aircraft and six Bombardier CRJ aircraft during the three months ended March 31, 2005.  The Airbus A319 aircraft were acquired largely through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s consolidated balance sheets but are not classified as cash flow activities.  The Bombardier CRJ aircraft were acquired with long-term operating leases and subleased to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.  In connection with the acquisition of these eight aircraft, the Company entered into long-term debt arrangements and operating leases.  Under such arrangements, the aggregate amount of debt incurred totaled $56 million and the minimum lease payments at the point of inception equaled $117 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the three months ended March 31:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2005	2004	2005	2004

Airbus A319	—	—	2	—
Airbus A330-300	—	—	—	1
Bombardier CRJ - 440	—	—	2	3
Bombardier CRJ - 200	—	—	4	8
	—	—	8	12

      Debt. Maturities of long-term debt, excluding capital lease obligations, through December 31, 2009 are as follows (in millions):

2005	$280	(1)
2006	898	(2)
2007	1,403	(2)
2008	579
2009	1,080

(1)                            The above table reflects a refinancing of $148 million previously due in November 2005 under the $975 million term loan facility; see further discussion in “Note 10—Subsequent Events”.

(2)                            Includes $79 million and $567 million of aircraft related loan obligations maturing in 2006 and 2007, respectively, that may be extended for an additional nine years from their maturity dates at the Company’s election.

Holders of $225 million of the $375 million convertible unsecured notes due after 2009 may require NWA Corp. to repurchase such notes in 2008 (and holders of all the notes also have other dates after 2009, but prior to maturity, on which NWA Corp. can be required to repurchase such notes).

On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan.  The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods.  The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5¼% and is payable 25% at the end of the first year, 12½% at the end of each of the second and third years and 50% at the end of the fifth year.  The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6¾% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.  The 25% of the first tranche and the 1% of the second tranche payable in 2005 (which together total $148 million) have been refinanced — see discussion in “Note 10—Subsequent Events”.

The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility.  The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time.  In addition, the Agreement contains a covenant that requires the Company to maintain specified ratios of earnings to fixed charges as follows:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Nine	December 31, 2004	0.50 to 1.0
Twelve	March 31, 2005	0.50 to 1.0
-	June 30, 2005 through March 31, 2006	Waived	(1)
Three	June 30, 2006	1.00 to 1.0
Six	September 30, 2006	1.05 to 1.0
Nine	December 31, 2006	1.15 to 1.0
Twelve	March 31, 2007	1.30 to 1.0
Twelve	June 30, 2007	1.45 to 1.0
Rolling twelve	September 30, 2007 and each quarter ending thereafter	1.50 to 1.0

(1)          On April 13, 2005, the Company obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility for the periods ending June 30, 2005 through March 31, 2006; see further discussion in “Note 10—Subsequent Events”.

For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).  Although the Company was in compliance with the covenant on March 31, 2005, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.  Thus, there can be no assurance that the Company will be able to satisfy these requirements through the expiration of the facility.

      Aircraft Commitments.  Committed expenditures for the 59 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $936 million for the remainder of 2005, $803 million in 2006, $877 million in 2007 and $90 million in 2008.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company has the option and intends to finance the CRJ200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not obligated to take delivery of the aircraft.  These aircraft will, in turn, be leased or subleased to and operated by a Northwest Airlink carrier.

Pension Funding Obligations.  The Company has several noncontributory pension plans covering substantially all of its employees.  As of December 31, 2004, the Company’s plans were significantly underfunded as measured under the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”).  Projected benefit obligations under the plans totaled $9.25 billion, approximately $3.82 billion in excess of the fair value of plan assets. Unless future asset returns exceed plan assumptions, the Company will have to satisfy the underfunded amounts of the plans through cash contributions over time.  The timing and amount of funding requirements also depend upon a number of other factors, including interest rates, potential changes in pension legislation, the Company’s decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.

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

Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified pension plans is expected to approximate $420 million.  On January 14, 2005, the Company contributed $84 million to these plans.  Subsequently, on April 15, 2005, the Company contributed another $92 million to these plans, with the balance due during the remainder of 2005.  Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, the Company expects our calendar year 2006 and 2007 cash contributions to be significantly higher than our 2005 cash contributions.

Other Information

Labor Agreements.  Approximately 89% of the Company’s employees are members of collective bargaining agreements.  The Company has been in discussions with its labor groups over the past year, seeking to obtain competitive wage scales, work rules and benefit plans.  On October 14, 2004, the Company announced a tentative agreement with our pilots, represented by the Northwest unit of the ALPA.  The bridge agreement includes $300 million in annual labor cost savings from the Company’s pilots and its salaried workers, with pilots agreeing to $265 million in annual wage, benefit and other contract changes and salaried and management employees taking $35 million in annual salary and benefit reductions.  The labor cost reductions became effective December 1, 2004.  Northwest currently is in contract discussions with representatives of the other labor groups, which include the IAM, the Transport Workers of America, AMFA, PFAA, the Northwest Airlines Meteorology Association and the Aircraft Technical Support Association.  The collective bargaining agreements with AMFA and PFAA become amendable in May 2005 and the collective bargaining agreements with IAM are currently amendable.  The Company is currently in mediation with AMFA, IAM and PFAA.  Refer to “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2004 for additional discussion related to the Company’s labor environment.

Expanded Services Between the U.S. and China.  On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. — China Air Transport Agreement.  The amendments provide for a significant expansion of air services between the two countries.  On September 3, 2004, the DOT awarded Northwest six additional U.S. — China all-cargo frequencies, three of which became available to Northwest on November 1, 2004, and three that became available on March 25, 2005.  The Company is using these frequencies to expand its cargo service to Shanghai, via its cargo hubs in Anchorage and Tokyo.  Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S. — China all-cargo frequencies that will become available on March 25, 2006.

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its first quarter 2005 or 2004 yen-denominated sales.  The average yen rate for the quarters ended March 31, 2005 and 2004 was 104 and 107, respectively.  At March 31, 2005, the Company has hedged approximately 16% and 5% of its remaining 2005 and 2006 anticipated yen-denominated sales at an average rate of 105 and 101 yen per U.S. dollar, respectively, and has recorded $0.2 million of unrealized gain in accumulated other comprehensive income associated with those hedges.

      Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 2.1 billion gallons, producing a $21 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of March 31, 2005, there were no outstanding fuel hedges or unrealized gains (losses) in accumulated other comprehensive income (loss).  As of March 31, 2004, the Company had hedged the price of approximately 27% of its projected fuel requirements for the second quarter of 2004 through collars established at a crude oil price of $34 to $39 per barrel.  Comparatively, the average crude oil price for the first quarter of 2005 was $50 per barrel.

      DC-9 Aircraft.  The Company is implementing a plan to reduce its active DC-9 aircraft fleet by 30 aircraft in 2005.  The Company will continue to evaluate these assets for potential impairment as required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This reduction will result in the closing of four heavy maintenance check lines at Minneapolis/St. Paul and the reduction of an estimated 800 Minneapolis/St. Paul-based technical positions during the closure.  Charges related to this hangar closure are expected to be immaterial.

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are forward-looking and are based upon information available to the Company on the date hereof.  The Company, through its management, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Any such statement is qualified by reference to the following cautionary statements.

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS or other influenza or contagious illnesses, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2004.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of March 31, 2005, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control — There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

      Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2004.

      Series C Preferred Stock Litigation.  In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03).  In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03).  Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  Discovery has commenced.  Although discovery is not complete, plaintiffs have filed motions for summary judgment, and the Company has filed its response.  The Court held a hearing on the motion on November 4, 2004.  On March 24, 2005, the judge ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary.  The Company intends to file a motion for reconsideration and, if necessary, an appeal.  A court decision that adequate statutory surplus is available for a stock repurchase at this time could result in the Company having to repurchase without deferral the outstanding Series C Preferred Stock (approximately $270 million as of March 31, 2005).

      In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 6.        Exhibits.

                    (a)       Exhibits:

10.1                           Amendment No. 7 to A330 Purchase Agreement dated as of January 21, 2005 between AVSA, S.A.R.L. and Northwest Airlines, Inc.

12.1                           Computation of Ratio of Earnings to Fixed Charges

12.2                           Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1                           Section 1350 Certification of Chief Executive Officer

32.2                           Section 1350 Certification of Chief Financial Officer

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of May 2005.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President — Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 7 to A330 Purchase Agreement dated as of January 21, 2005 between AVSA, S.A.R.L. and Northwest Airlines, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer