Form 10-Q
period 2005-06-30
NORTHWEST AIRLINES CORP
filed 2005-08-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, there were 87,332,040 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited, in millions except per share amounts)	2005	2004	2005	2004
Operating Revenues
Passenger	$2,347	$2,180	$4,382	$4,143
Regional carrier revenues	344	274	620	491
Cargo	239	193	445	376
Other	265	224	546	464
Total operating revenues	3,195	2,871	5,993	5,474

Operating Expenses
Salaries, wages and benefits	969	964	1,933	1,901
Aircraft fuel and taxes	790	499	1,420	949
Selling and marketing	223	204	428	379
Other rentals and landing fees	168	149	324	295
Aircraft maintenance materials and repairs	157	109	301	220
Depreciation and amortization	142	237	280	378
Aircraft rentals	135	115	239	229
Regional carrier expenses	392	288	748	544
Other	409	358	811	739
Total operating expenses	3,385	2,923	6,484	5,634

Operating Income (Loss)	(190)	(52)	(491)	(160)

Other Income (Expense)
Interest expense, net	(159)	(125)	(310)	(257)
Investment income	22	13	38	26
Other, net	101	(11)	82	(7)
Total other income (expense)	(36)	(123)	(190)	(238)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(226)	(175)	(681)	(398)

Income tax expense (benefit)	—	—	5	—

Income (Loss) Before Cumulative Effect of Accounting Change	(226)	(175)	(686)	(398)

Cumulative effect of accounting change	—	—	(69)	—

Net Income (Loss)	(226)	(175)	(755)	(398)

Preferred stock requirements	(8)	(7)	(16)	(14)

Net Income (Loss) Applicable to Common Stockholders	$(234)	$(182)	$(771)	$(412)

Earnings (loss) per common share:
Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(2.69)	$(2.11)	$(8.08)	$(4.77)
Cumulative effect of accounting change	—	—	(0.80)	—
Net income (loss) applicable to common stockholders	$(2.69)	$(2.11)	$(8.88)	$(4.77)

Average shares used in computation:
Basic and Diluted	87	86	87	86

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)	June 30 2005	December 31 2004

Assets

Current Assets
Cash and cash equivalents	$585	$707
Unrestricted short-term investments	1,559	1,752
Restricted cash, cash equivalents and short-term investments	496	156
Accounts receivable, net	630	460
Flight equipment spare parts, net	129	125
Prepaid expenses and other	467	378
Total current assets	3,866	3,578

Property and Equipment
Flight equipment, net	7,509	7,355
Other property and equipment, net	760	769
Total property and equipment	8,269	8,124

Flight Equipment Under Capital Leases, net	141	146

Other Assets
Intangible pension asset	671	671
International routes	634	634
Investments in affiliated companies	60	55
Other	711	834
Total other assets	2,076	2,194
Total Assets	$14,352	$14,042

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,977	$1,422
Accounts payable and other liabilities	2,469	2,326
Current maturities of long-term debt and capital lease obligations	812	749
Total current liabilities	5,258	4,497

Long-Term Debt	7,806	7,715

Long-Term Obligations Under Capital Leases	331	308

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,656	3,593
Other	864	753
Total deferred credits and other liabilities	4,520	4,346

Preferred Redeemable Stock	277	263

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,478	1,471
Accumulated deficit	(2,772)	(1,999)
Accumulated other comprehensive income (loss)	(1,542)	(1,547)
Treasury stock	(1,005)	(1,013)
Total common stockholders’ equity (deficit)	(3,840)	(3,087)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,352	$14,042

See accompanying notes.

Northwest Airlines Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Unaudited, in millions)	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$(755)	$(398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	69	—
Depreciation and amortization	280	378
Pension and other postretirement benefit contributions less than expense	22	140
Changes in certain assets and liabilities	455	284
Other, net	(52)	21
Net cash provided by (used in) operating activities	19	425

Cash Flows from Investing Activities
Capital expenditures	(260)	(192)
Purchase of short-term investments	(192)	(193)
Proceeds from sales of short-term investments	401	46
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(340)	(2)
Proceeds from sale of Pinnacle note receivable	102	—
Proceeds from sale of Prudential Financial Inc. demutualization shares	102	—
Other, net	6	15
Net cash provided by (used in) investing activities	(181)	(326)

Cash Flows from Financing Activities
Proceeds from long-term debt	443	388
Payments of long-term debt and capital lease obligations	(383)	(534)
Other, net	(20)	(7)
Net cash provided by (used in) financing activities	40	(153)

Increase (Decrease) in Cash and Cash Equivalents	(122)	(54)

Cash and cash equivalents at beginning of period	707	1,146
Cash and cash equivalents at end of period	$585	$1,092

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,144	$2,857

Supplemental Cash Flow Information:
Interest paid	$293	$238

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$204	$208

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

Increase in Restricted Cash.  The Company, in the ordinary course of business, collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These include U.S. transportation taxes, passenger facility charges, fuel taxes and the employee portion of payroll taxes, among others.  The Company established an irrevocable trust in 2002 and began making regular deposits to the trust at that time, from which payments are issued to the taxing authorities.  The increase in the irrevocable trust balance from $5 million as of December 31, 2004 to $341 million as of June 30, 2005, represents the Company’s decision in the first quarter of 2005 to increase its trust funding.  The balances are included in restricted cash, cash equivalents and short-term investments on the Consolidated Balance Sheets.

Company Update.  Northwest and other large network airlines continue to face significant financial challenges.  Industry trends that produced record losses over the past four years persist, with the growth of low cost carriers and expanded product distribution through the internet resulting in a revenue environment that is increasingly price sensitive.  During the first quarter of 2005, Delta, another large network airline, adopted a simplified fare pricing strategy.  This broad fare restructuring exacerbated the already difficult airline financial environment by placing additional downward revenue pressures on Northwest.  Meanwhile, unit operating costs have been pushed higher by fuel prices at unprecedented levels, with airlines having limited ability to pass along these costs to passengers through increased fares.  These challenges have left Northwest and the other major legacy airlines with no choice but to significantly reduce all of their costs, including their labor costs, by bringing wage rates and work rules in line with the new revenue environment.  United and US Airways obtained new labor contracts through Chapter 11 bankruptcy protection, while also eliminating their defined benefit pension plans.  American and Delta each realized labor cost reductions in the face of imminent bankruptcy filings, and both have acknowledged publicly that further savings must be achieved.  Continental, which for many years has been able to maintain labor costs below its major competitors, primarily due to it having previously filed for Chapter 11 on two occasions, was also forced to seek additional reductions from its workers, most of whom ratified new agreements since the beginning of 2005 that incorporate additional cost savings.

Northwest has been successful in lowering many non-labor expenses, executing a series of aggressive cost reduction efforts beginning in early 2001.  In addition, the Company achieved an important first step in restructuring its labor contracts in October 2004 when it reached a two year bridge agreement with its pilots to reduce wage and benefit costs.  Under the agreement, which was effective December 1, 2004, the pilots agreed to $250 million in annual wage and benefit changes and salaried and management employees took $35 million in annual salary and benefit reductions.  Nonetheless, Northwest’s labor costs remain the highest in the industry, which impedes its ability to compete effectively and reduces the likelihood that the Company will return to profitability in the foreseeable future.  As a result of these many challenges, for the quarter ended June 30, 2005, the Company reported a net loss applicable to common stockholders of $234 million and an operating loss of $190 million, which compares with a net loss applicable to common stockholders of $182 million and an operating loss of $52 million for the quarter ended June 30, 2004. Net loss per common share was $2.69 in the second quarter of 2005 compared with net loss per common share of $2.11 in the second quarter of 2004.  These results bring the Company’s net loss to common stockholders for the first half of 2005 to over $700 million, or approximately $4 million per day.

The Company has significant current obligations due in 2005 and long-term obligations due thereafter, including debt and capital lease maturities, operating lease payments, purchase obligations and required pension funding.  However, meeting these obligations is increasingly difficult, as the Company’s overall financial condition and results of operations continue to deteriorate and are unlikely to improve in view of prevailing market forces.  These market forces include, in particular:

•                  Significant increases in the cost of aircraft fuel.  Aircraft fuel represents the Company’s second largest expense item behind employee salaries and benefits.  The Company’s average price of fuel during the most recent quarter rose 52% versus the June 2004 quarter.  Should prices remain at current levels for the remainder of the year, the Company’s fuel costs for 2005 will approximate $3 billion, or 23% of operating expenses.

•                  Further limitations on access to the capital markets.  Despite the financial losses incurred over the past several years, Northwest has been successful in maintaining adequate liquidity through opportunistic financings and the sale of non-strategic assets.  At December 31, 2004 and June 30, 2005, the Company had cash, cash equivalents and unrestricted short term investments totaling $2.46 billion and $2.14 billion, respectively.  Maintaining such liquidity has come at significant costs, however, with the Company’s annual interest expense now exceeding $600 million and the availability of unencumbered assets to secure additional financing virtually exhausted.  The Company’s undrawn lines of credit are minimal.  Each of the major credit rating agencies recently downgraded the Company’s debt, with Fitch Ratings senior unsecured debt rating presently CCC+, Standard & Poor’s corporate rating CCC+ and unsecured debt rating CCC-, and Moody’s corporate family rating Caa1 and unsecured debt rating Caa3.  The lowering of the Company’s credit ratings could make it more difficult to renew outstanding letters of credit that back certain obligations and further limit access to new financings.

Losses of the magnitude Northwest continues to experience are unsustainable.  Therefore, the Company is aggressively pursuing the following actions:

1)  Labor Cost Savings without Operational Disruptions.  The Company must rapidly obtain at least $1.1 billion in annual salary and benefit reductions through wage, work rule and benefit changes, an amount that could rise depending on the price of fuel and other factors.  Furthermore, in the course of negotiations with its unions to obtain the necessary cost savings, the Company cannot afford labor disruptions that would negatively impact operations.  The greatest near term risk of such disruptions is associated with the ongoing negotiations with AMFA.  On July 20, 2005, due to a lack of meaningful progress toward a new collective bargaining agreement between the Company and AMFA, the National Mediation Board declared an impasse and released the Company and AMFA from mediation after the Company declined an offer of binding arbitration.  Releasing the parties from mediation triggered a 30 day “cooling off” period, after which either can resort to self help.  Self help remedies include, but are not limited to, a strike by AMFA and the imposition of a contract by the Company.  Both parties will continue labor negotiations with an objective of reaching a new agreement prior to August 20, 2005.  However, the AMFA membership has voted to authorize its union leadership to declare a strike if, following the end of the cooling off period, it deems such action necessary.

The Company cannot predict the outcome of negotiations at this time and has prepared a detailed contingency plan to maintain its flight schedule and operational reliability in the event of a strike by AMFA or in the event the Company chooses to impose its contract proposal.  This includes training of management personnel who are licensed mechanics, arrangements with qualified third party vendors with the capability to perform the required maintenance work, and recruitment of additional licensed mechanics.  While the Company believes these preparations will allow it to continue operating a full schedule in the event of a strike, there can be no assurances that this will be the case.  Any labor action that results in a significant operational disruption, even for a short period of time, could have a severe detrimental impact on the Company’s financial condition and results of operations.

2) Pension Funding Legislation.  Together with a freeze of its defined benefit pension plans, it is critical for the Company to obtain legislative reform of existing pension funding requirements that would provide sufficient time to make up the current funding shortfall in those plans, which approximates $3.8 billion.  Absent such relief, the Company’s pension funding requirements in calendar 2006 and 2007 are expected to approximate $800 million and $1.7 billion, respectively.

3) Renewed Access to the Capital Markets.  Maintaining adequate liquidity to fund current operations and meet longer term obligations depends on the Company’s ability to obtain financing in the capital markets, which are not currently accessible. Adequate labor cost savings, without the costly operational disruption an adverse labor action could create, as well as legislative reform of pension funding requirements are both necessary for the Company to regain such critical borrowing capacity.

The Company cannot predict the outcome of the matters described above.  If the Company is unsuccessful in achieving the necessary labor cost savings, suffers significant operational disruptions as a result of a strike or other workforce actions, does not secure a freeze of the defined benefit plans for the contract workforce, fails to obtain legislative relief of its pension funding obligations in the near future, or is unable to access the capital markets to meet current and future obligations, the Company would be forced to consider commencement of proceedings under Chapter 11 of the U.S. Bankruptcy Code.

Change in Accounting Principle. Net loss applicable to common stockholders for the three and six months ended June 2005 was greater by approximately $9 million and $88 million, respectively, and basic and diluted loss per share were each greater by $0.11 and $1.01, respectively, than initially reported in the Company's earnings press release and Form 8-K, both dated July 26, 2005.  These adjustments were the result of a change in accounting principle related to how the Company accounts for certain pension administration expenses.  “Refer to Note 2 — Change in Accounting for Certain Pension Plan Administrative Expenses” for additional discussion related to this change in accounting principle.

Note 2 – Change in Accounting for Certain Pension Plan Administrative Expenses

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.

The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2005.  The effect of the change on the three months ended June 30, 2005 is an increase to net loss of $9.4 million ($0.11 per common share); the effect of the change for the six months ended June 30, 2005 is to increase the loss before cumulative effect of the accounting change by $18.8 million ($0.22 per common share) and net loss by $87.9 million ($1.01 per common share); the effect of the change for the three months ended March 31, 2005 is to increase the loss before cumulative effect of a change in accounting principle by $9.4 million ($0.11 per common share) to a loss of $467.5 million ($5.39 per common share) and net loss by $78.5 million ($0.90 per common share) to a loss of $536.6 million ($6.19 per common share).  None of these amounts include the effect of income tax benefits as the Company’s current net tax position requires it to establish a valuation allowance in respect of all net deferred tax assets generated.

The following table illustrates pro forma amounts, assuming the new accounting method is applied retroactively (in millions, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders	$(234)	$(191)	$(702)	$(430)

Earnings (loss) per common share:
Basic and Diluted	$(2.69)	$(2.22)	$(8.08)	$(4.99)

Note 3 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”).  In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) to stock compensation awards issued to employees.  Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal.  Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant.  Therefore, the impact of adopting SFAS No. 123R will be immaterial.  SFAS No. 123R is effective for the fiscal quarter beginning January 1, 2006, though early adoption is permitted.

Note 4 – Geographic Regions

The Company is managed as one cohesive business unit, for which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Domestic	$2,160	$1,993	$4,091	$3,789
Pacific, principally Japan	679	574	1,271	1,127
Atlantic	356	304	631	558
Total operating revenues	$3,195	$2,871	$5,993	$5,474

Note 5 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share data):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Numerator:
Income (loss) before cumulative effect of accounting change	$(226)	$(175)	$(686)	$(398)
Cumulative effect of accounting change	—	—	(69)	—
Preferred stock requirements	(8)	(7)	(16)	(14)
Net income (loss) applicable to common stockholders	$(234)	$(182)	$(771)	$(412)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	86,889,597	86,342,487	86,810,022	86,228,407

Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(2.60)	$(2.03)	$(7.90)	$(4.61)
Cumulative effect of accounting change	—	—	(0.80)	—
Preferred stock requirements	(0.09)	(0.08)	(0.18)	(0.16)
Net income (loss) applicable to common stockholders	$(2.69)	$(2.11)	$(8.88)	$(4.77)

Incremental shares related to contingently convertible debt and the dilutive portion of employee stock options and unvested restricted shares under the treasury method were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  These incremental shares included 19,557,057 and 19,488,053 shares for the three and six months ended June 30, 2005, respectively, and 19,610,248 and 19,791,540 shares for the three and six months ended June 30, 2004, respectively.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Because of the stated intent of the parties to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock, 6,417,876 and 6,489,875 shares of Series C Preferred Stock equivalents were excluded from the effect of dilutive securities for the three and six months ended June 30, 2005 and 2004, respectively.

The Company had total employee stock options and restricted shares outstanding of 9,786,668 and 6,741,795 as of June 30, 2005 and 2004, respectively.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following (in millions):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income (loss)	$(226)	$(175)	$(755)	$(398)
Change in unrealized gain/loss on available-for-sale securities	—	(8)	(3)	(7)
Change in deferred gain/loss from hedging activities	10	10	13	(3)
Foreign currency translation adjustments	(2)	(3)	(5)	(1)
Comprehensive income (loss)	$(218)	$(176)	$(750)	$(409)

Note 7 – Income Taxes

Under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, the Company was required to provide a valuation allowance on deferred tax assets recorded for losses beginning in the first quarter 2003.  The Company’s second quarter 2005 net loss therefore was not reduced by any tax benefit.  It is more likely than not that future deferred tax assets will require a valuation allowance to fully reserve against the uncertainty that those assets would be realized.

Note 8 – Long-term Debt

Maturities of long-term debt, excluding capital lease obligations, through December 31, 2009 are as follows (in millions):

2005	$307
2006	916	(1)
2007	1,421	(1)
2008	779	(1)
2009	1,095

(1)                    Includes $79 million, $567 million and $81 million of aircraft related loan obligations maturing in 2006, 2007 and 2008, respectively, which may be extended for an additional nine years from their maturity dates at the Company’s election.

The above amounts do not reflect $554 million of Class D Equipment Notes issued in connection with several Enhanced Equipment Trust Certificates (“EETC”) transactions.  The notes represent intra-company obligations, as the Company retains the related Class D Pass-Through Certificates issued in connection with each EETC.  Therefore, the associated assets and liabilities have been netted for purposes of financial statement presentation.

Holders of $225 million convertible unsecured notes due after 2009 may require NWA Corp. to repurchase such notes in 2008 (and holders of all $375 million convertible unsecured notes outstanding also have other dates after 2009, but prior to maturity, on which NWA Corp. can be required to repurchase such notes).

On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan.  The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods.  The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5.25% and is payable 25% at the end of the first year, 12.5% at the end of each of the second and third years and 50% at the end of the fifth year.  The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6.75% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.

On April 15, 2005, the Company refinanced the $148 million principal repayment due in November 2005 under the $975 million term loan facility.  The new $148 million tranche bears interest at LIBOR plus 6.25% and is due 1% annually for four years beginning November 2006, with the balance due in November 2010.  On April 13, 2005, the Company also obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility through March 31, 2006 and changed the next covenant measurement date from the quarter ending June 30, 2005 to the quarter ending June 30, 2006.  The lenders provided this amendment principally in consideration of the sharp rise in fuel prices since the beginning of the year, which made it unlikely that the Company would remain in compliance absent the waiver.

The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility, which includes the Company’s Pacific route system and certain aircraft.  The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time.  In addition, the Agreement contains a covenant that requires the Company to maintain specified ratios of earnings to fixed charges as follows:

Number of Months Covered	Period ending	Required Coverage Ratio
-	June 30, 2005 through March 31, 2006	Waived (1)
Three	June 30, 2006	1.00 to 1.0
Six	September 30, 2006	1.05 to 1.0
Nine	December 31, 2006	1.15 to 1.0
Twelve	March 31, 2007	1.30 to 1.0
Twelve	June 30, 2007	1.45 to 1.0
Rolling twelve	September 30, 2007 and each quarter ending thereafter	1.50 to 1.0

(1)               On April 13, 2005, the Company obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility for the periods ending June 30, 2005 through March 31, 2006.

For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any related cash payments then or thereafter made) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).  Although the covenant does not become effective again until the quarter ending June 30, 2006, compliance will depend on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.  Thus, there can be no assurance that the Company will be able to satisfy these requirements through the expiration of the facility.

On April 1, 2005, the Company completed an 8.5 billion yen (approximately $78 million) financing with Shinsei Bank, Limited, maturing on June 20, 2006 (“Shinsei” loan).  The loan proceeds were reduced by fees and expenses, pre-paid interest and a liquidity reserve.  This financing bears interest at the rate of 2.878% per annum with interest payable on March 20, 2006 and at maturity.  The financing is secured by certain of the Company’s properties in Tokyo.  On April 20, 2005, the Company completed a 2.5 billion yen (approximately $23 million) financing with Airline Funding, LLC (“Airline Funding” loan), which will remain outstanding concurrently with the Shinsei loan until maturity on June 20, 2006.  The Airline Funding loan financing is secured by a second lien on properties in Tokyo, with the first lien being held by Shinsei Bank, Limited.

In July 2005, Northwest executed a definitive term sheet that would amend and restate its Credit Card Processing Agreement.  Under terms of the new agreement, it would be extended until December 31, 2008.  The new terms also include a provision that will allow a certain level of funds to be withheld from receipts by the processing bank, which would secure all obligations under the agreement as well as those of the Co-Branded Credit Card Agreement and letter of credit facility referred to below.  Such amounts withheld would be released in part or in whole upon the Company’s meeting certain requirements.

The term sheet also provides for an amended Co-Branded Credit Card Agreement, which would also be extended until December 31, 2008.  New terms include an option for prepayment of miles and fees to Northwest from the credit card issuer under the Worldperks program, subject to the Company meeting certain requirements.

In addition, the term sheet includes an extension of Northwest’s $98 million standby letter of credit facility through April 30, 2006, which allows for letters of credit to be outstanding through April 30, 2007.

Absent the amendments described above, the Credit Card Processing Agreement is scheduled to expire in April, 2006, and the Co-Branded Credit Card Agreement is scheduled to expire in April, 2008.  The letter of credit facility expired on April 30, 2005.  The new terms provided for in each of the agreements are subject to execution of final documents, which is expected to occur during the third quarter.

During the second quarter of 2005, Northwest entered into three separate secured loan agreements, which required the use of substantially all of the Company’s remaining available collateral.  These include:

•                  A $140 million Accounts Receivable Loan commitment secured by credit card, passenger and cargo receivables.  The initial loan represents a revolving credit facility, the outstanding balance of which will change depending upon the level of accounts receivable balance.  The initial draw was $127 million.  The loan has a three month term and is currently being restructured into a permanent three-year facility.  Monthly interest payments are at LIBOR plus 3.0%.

•                  A $50 million Stock Loan secured by Northwest equity investments in its regional carriers.  The three-year loan has a single bullet payment at maturity (assuming no required redemptions prior to maturity due to drops in stock collateral value) and monthly interest payments at LIBOR plus 5.25%.

•                  A $50 million Equipment Loan secured by various aircraft, spare engines and engine spare parts.  The loan fully amortizes over a five-year term on a mortgage style basis and has quarterly interest payments at LIBOR plus 5.25%.

Note 9 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 433 aircraft at June 30, 2005, consisting of 364 narrow-body and 69 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of June 30, 2005 are also provided.

Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Temporarily Not in Service	Total Aircraft in Service	Aircraft on Firm Order

Passenger Aircraft
Airbus:
A319	124	62	—	12	—	74	7
A320	148	43	4	31	—	78	2
A330-200	243	7	—	—	—	7	5
A330-300	298	10	—	—	—	10	10

Boeing:
787-800	221	—	—	—	—	—	18
757-200	180-184	32	5	19	(5)	51	—
757-300	224	16	—	—	—	16	—
747-200	353-430	3	—	2	—	5	—
747-400	403	4	—	12	—	16	—

DC9	78-125	141	—	4	—	145	—
DC10	273	13	—	7	(1)	19	—
		331	9	87	(6)	421	42

Freighter Aircraft
Boeing 747-200F		9	—	5	(2)	12	—

Total Northwest Operated Aircraft		340	9	92	(8)	433	42

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	137	(2)	135	17
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	211	(2)	219	17

Total Aircraft		350	9	303	(10)	652	59

On April 22, 2005, the Company announced that it had ordered 15 additional CRJ-200 aircraft, with deliveries scheduled to commence in the third quarter of 2005.  The Company intends to finance these aircraft through long-term operating leases with the manufacturer.  The Company has signed a non-binding letter of intent for these aircraft to be leased or subleased to and operated by Mesaba Aviation, Inc. (“Mesaba”), a subsidiary company of MAIR Holdings, Inc. (“MAIR”) and a Northwest Airlink carrier.  Under the terms of this letter of intent, Mesaba would also be given exclusive rights to operate another 20 CRJs should the Company elect to exercise additional options from the manufacturer.  The Company’s existing Avro RJ85 and Saab service agreements with Mesaba will be replaced with a new 10 year airline services agreement, subject to final approval by the parties, MAIR’s board of directors and any applicable regulatory approvals.  Upon execution of a definitive airline services agreement, MAIR will amend the currently outstanding warrants to the Company, resulting in warrants covering an aggregate of 4,112,500 shares of MAIR’s common stock at an exercise price of $8.74.

On May 5, 2005, the Company entered into an agreement with Boeing to purchase 18 Boeing 787 aircraft beginning in August 2008.  The agreement also granted the Company options and purchase rights for an additional 50 aircraft.  Boeing and the engine manufacturer agreed to provide backstop financing for the 18 firm and six option aircraft with an 18-year term, mortgage style amortization, quarterly interest payments and with Northwest having the option to choose between a fixed or floating interest rate.

Committed expenditures for the 59 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $409 million for the remainder of 2005, $708 million in 2006, $858 million in 2007, $907 million in 2008 and $674 million in 2009.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company has the option and intends to finance the CRJ-200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not obligated to take delivery of the aircraft.  These aircraft will, in turn, be leased or subleased to and operated by a Northwest Airlink carrier.

The Company took delivery of 26 aircraft during the six months ended June 30, 2005: four A319 aircraft, two A330 aircraft and 20 Bombardier CRJ aircraft.  The Company entered into operating leases with respect to the 20 Bombardier CRJ aircraft and then subleased all of the aircraft to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.  In connection with the acquisition of all 26 aircraft, the Company entered into long-term debt arrangements and operating leases under which the aggregate amount of debt incurred totaled $285 million and the minimum lease payments at the point of inception equaled $445 million.

Note 10 – Aircraft Impairments

In the second quarter of 2005, the Company recorded $48 million for the impairment and other charges related to nine owned and two leased aircraft of various types that it does not intend to return to service.  Of the $48 million recorded, approximately $40 million related to aircraft rent expense and other charges on the two leased aircraft and $8 million was attributable to aircraft impairments on the nine owned aircraft.  In the second quarter of 2004, the Company recorded impairment charges totaling $104 million associated with aircraft and related inventory.  The Company recently announced plans to reduce capacity in the second half of the year.  As the Company continues to review its aircraft fleet plan in conjunction with its overall route structure and capacity needs through the remainder of 2005, there may be the need for additional aircraft write-downs.

Note 11 – Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$73	$59	$8	$8
Interest cost	137	130	14	12
Expected return on plan assets	(128)	(127)	—	—
Amortization of prior service cost	19	19	(2)	(2)
Recognized net actuarial loss and other events	41	25	8	7
Net periodic benefit cost	$142	$106	$28	$25

	Six months ended June 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$146	$121	$17	$15
Interest cost	275	264	28	26
Expected return on plan assets	(255)	(250)	—	—
Amortization of prior service cost	37	38	(5)	(4)
Recognized net actuarial loss and other events	76	45	15	12
Net periodic benefit cost	$279	$218	$55	$49

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2005.  The impact of this change on the three and six months ended June 30, 2005 was an increase in net periodic benefit cost of $9.4 million and $18.8 million, respectively.

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

Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified pension plans is expected to approximate $420 million.  On January 14, 2005, the Company contributed $84 million to these plans.  On both April 15 and June 30, 2005, the Company contributed $92 million to these plans, with the balance due during the remainder of 2005.  Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, the Company expects calendar year 2006 and 2007 cash contributions to approximate $800 million and $1.7 billion, respectively.

On July 26, 2005, the U.S. Senate Finance Committee reported out of committee a comprehensive pension reform bill that included a provision that would afford airlines a 14-year period to amortize unfunded amounts in frozen defined benefit pension plans.

Based on the Company’s preliminary understanding of the bill’s contents, we believe it provides a potential solution that would significantly reduce Northwest’s estimated 2006 and 2007 pension funding requirements, if enacted.

Note 12 – Subsequent Events

On April 12, 2005, the Company applied to the Internal Revenue Service (IRS) for authorization to freeze the Northwest Airlines Pension Plan for Salaried Employees, a defined benefit plan that covers approximately 3,600 active management and other salaried personnel.  Under a plan freeze, no additional service is credited but benefits previously earned are unaffected.  The IRS approved the application on July 8, 2005 and the Company will freeze the plan effective August 31, 2005.  At that time, the Company will replace the existing defined benefit plan with a 401(k) type defined contribution plan for management and salaried workers.

In connection with the plan freeze, the Company expects to record a one time non-cash curtailment charge in the third quarter approximating $30 million.  Should the Company successfully negotiate to freeze its other defined benefit plans with the unionized workforce, additional non-cash curtailment charges of approximately $400 million would need to be recorded.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Northwest and other large network airlines continue to face significant financial challenges.  Industry trends that produced record losses over the past four years persist, with the growth of low cost carriers and expanded product distribution through the internet resulting in a revenue environment that is increasingly price sensitive.  During the first quarter of 2005, Delta, another large network airline, adopted a simplified fare pricing strategy.  This broad fare restructuring exacerbated the already difficult airline financial environment by placing additional downward revenue pressures on Northwest.  Meanwhile, unit operating costs have been pushed higher by fuel prices at unprecedented levels, with airlines having limited ability to pass along these costs to passengers through increased fares.  These challenges have left Northwest and the other major legacy airlines with no choice but to significantly reduce all of their costs, including their labor costs, by bringing wage rates and work rules in line with the new revenue environment.  United and US Airways obtained new labor contracts through Chapter 11 bankruptcy protection, while also eliminating their defined benefit pension plans.  American and Delta each realized labor cost reductions in the face of imminent bankruptcy filings, and both have acknowledged publicly that further savings must be achieved.  Continental, which for many years has been able to maintain labor costs below its major competitors, primarily due to it having previously filed for Chapter 11 on two occasions, was also forced to seek additional reductions from its workers, most of whom ratified new agreements since the beginning of 2005 that incorporate additional cost savings.

Northwest has been successful in lowering many non-labor expenses, executing a series of aggressive cost reduction efforts beginning in early 2001.  In addition, the Company achieved an important first step in restructuring its labor contracts in October 2004 when it reached a two year bridge agreement with its pilots to reduce wage and benefit costs.  Under the agreement, which was effective December 1, 2004, the pilots agreed to $250 million in annual wage and benefit changes and salaried and management employees took $35 million in annual salary and benefit reductions.  Nonetheless, Northwest’s labor costs remain the highest in the industry, which impedes its ability to compete effectively and reduces the likelihood that the Company will return to profitability in the foreseeable future.  As a result of these many challenges, for the quarter ended June 30, 2005, the Company reported a net loss applicable to common stockholders of $234 million and an operating loss of $190 million, which compares with a net loss applicable to common stockholders of $182 million and an operating loss of $52 million for the quarter ended June 30, 2004. Net loss per common share was $2.69 in the second quarter of 2005 compared with net loss per common share of $2.11 in the second quarter of 2004.  These results bring the Company’s net loss to common stockholders for the first half of 2005 to over $700 million, or approximately $4 million per day.

The Company has significant current obligations due in 2005 and long-term obligations due thereafter, including debt and capital lease maturities, operating lease payments, purchase obligations and required pension funding.  However, meeting these obligations is increasingly difficult, as the Company’s overall financial condition and results of operations continue to deteriorate and are unlikely to improve in view of prevailing market forces.  These market forces include, in particular:

•                  Significant increases in the cost of aircraft fuel.  Aircraft fuel represents the Company’s second largest expense item behind employee salaries and benefits.  The Company’s average price of fuel during the most recent quarter rose 52% versus the June 2004 quarter.  Should prices remain at current levels for the remainder of the year, the Company’s fuel costs for 2005 will approximate $3 billion, or 23% of operating expenses.

•                  Further limitations on access to the capital markets.  Despite the financial losses incurred over the past several years, Northwest has been successful in maintaining adequate liquidity through opportunistic financings and the sale of non-strategic assets.  At December 31, 2004 and June 30, 2005, the Company had cash, cash equivalents and unrestricted short term investments totaling $2.46 billion and $2.14 billion, respectively.  Maintaining such liquidity has come at significant costs, however, with the Company’s annual interest expense now exceeding $600 million and the availability of unencumbered assets to secure additional financing virtually exhausted.  The Company’s undrawn lines of credit are minimal.  Each of the major credit rating agencies recently downgraded the Company’s debt, with Fitch Ratings senior unsecured debt rating presently CCC+, Standard & Poor’s corporate rating CCC+ and unsecured debt rating CCC-, and Moody’s corporate family rating Caa1 and unsecured debt rating Caa3.  The lowering of the Company’s credit ratings could make it more difficult to renew outstanding letters of credit that back certain obligations and further limit access to new financings.

Losses of the magnitude Northwest continues to experience are unsustainable.  Therefore, the Company is aggressively pursuing the following actions:

1) Labor Cost Savings without Operational Disruptions.  The Company must rapidly obtain at least $1.1 billion in annual salary and benefit reductions through wage, work rule and benefit changes, an amount that could rise depending on the price of fuel and other factors.  Furthermore, in the course of negotiations with its unions to obtain the necessary cost savings, the Company cannot afford labor disruptions that would negatively impact operations.  The greatest near term risk of such disruptions is associated with the ongoing negotiations with AMFA.  On July 20, 2005, due to a lack of meaningful progress toward a new collective bargaining agreement between the Company and AMFA, the National Mediation Board declared an impasse and released the Company and AMFA from mediation after the Company declined an offer of binding arbitration.  Releasing the parties from mediation triggered a 30 day “cooling off” period, after which either can resort to self help.  Self help remedies include, but are not limited to, a strike by AMFA and the imposition of a contract by the Company.  Both parties will continue labor negotiations with an objective of reaching a new agreement prior to August 20, 2005.  However, the AMFA membership has voted to authorize its union leadership to declare a strike if, following the end of the cooling off period, it deems such action necessary.

The Company cannot predict the outcome of negotiations at this time and has prepared a detailed contingency plan to maintain its flight schedule and operational reliability in the event of a strike by AMFA or in the event the Company chooses to impose its contract proposal.  This includes training of management personnel who are licensed mechanics, arrangements with qualified third party vendors with the capability to perform the required maintenance work, and recruitment of additional licensed mechanics.  While the Company believes these preparations will allow it to continue operating a full schedule in the event of a strike, there can be no assurances that this will be the case.  Any labor action that results in a significant operational disruption, even for a short period of time, could have a severe detrimental impact on the Company’s financial condition and results of operations.

2) Pension Funding Legislation.  Together with a freeze of its defined benefit pension plans, it is critical for the Company to obtain legislative reform of existing pension funding requirements that would provide sufficient time to make up the current funding shortfall in those plans, which approximates $3.8 billion.  Absent such relief, the Company’s pension funding requirements in calendar 2006 and 2007 are expected to approximate $800 million and $1.7 billion, respectively.

3) Renewed Access to the Capital Markets.  Maintaining adequate liquidity to fund current operations and meet longer term obligations depends on the Company’s ability to obtain financing in the capital markets, which are not currently accessible. Adequate labor cost savings, without the costly operational disruption an adverse labor action could create, as well as legislative reform of pension funding requirements are both necessary for the Company to regain such critical borrowing capacity.

The Company cannot predict the outcome of the matters described above.  If the Company is unsuccessful in achieving the necessary labor cost savings, suffers significant operational disruptions as a result of a strike or other workforce actions, does not secure a freeze of the defined benefit plans for the contract workforce, fails to obtain legislative relief of its pension funding obligations in the near future, or is unable to access the capital markets to meet current and future obligations, the Company would be forced to consider commencement of proceedings under Chapter 11 of the U.S. Bankruptcy Code.

Operating Statistics—Three and six months ended June 30, 2005 and 2004

Information with respect to the Company’s operating statistics follows (1):

	Three months ended June 30						Six months ended June 30
	2005		2004		% Chg.		2005		2004		% Chg.
Scheduled service:
Available seat miles (ASM) (millions)	23,772		22,764		4.4		46,537		44,595		4.4
Revenue passenger miles (RPM) (millions)	20,020		18,775		6.6		38,187		35,480		7.6
Passenger load factor	84.2%		82.5%		1.7	pts.	82.1%		79.6%		2.5	pts.
Revenue passengers (millions)	15.1		14.3		6.0		28.6		26.8		6.9
Passenger revenue per RPM (yield)	11.73	¢	11.61	¢	1.0		11.48	¢	11.68	¢	(1.7)
Passenger revenue per ASM (RASM)	9.88	¢	9.58	¢	3.1		9.42	¢	9.29	¢	1.4
Total operating ASM (millions)	23,805		22,791		4.4		46,630		44,685		4.4
Passenger service operating expense per total ASM (2) (3)	11.46	¢	10.61	¢	8.0		11.24	¢	10.43	¢	7.8
Aircraft and aircraft related write-downs per total ASM	0.20	¢	0.45	¢	(55.6)		0.10	¢	0.23	¢	(56.5)
Mainline fuel expense per total ASM	2.90	¢	1.93	¢	50.3		2.69	¢	1.89	¢	42.3
Cargo ton miles (millions)	616		577		6.8		1,158		1,117		3.7
Cargo revenue per ton mile	38.65	¢	33.46	¢	15.5		38.39	¢	33.62	¢	14.2
Fuel gallons consumed (millions)	455		441		3.2		887		863		2.8
Average fuel cost per gallon, excluding taxes	164.23	¢	107.93	¢	52.2		151.41	¢	104.13	¢	45.4
Number of operating aircraft at end of period							433		436		(0.7)
Full-time equivalent employees at end of period							38,348		39,154		(2.1)

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

(3)          Passenger service operating expense excludes the following items unrelated to passenger service operations (in millions):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Freighter operations	$200	$152	$355	$291
MLT Inc. - net of intercompany eliminations	51	49	115	109
Regional carriers	392	288	748	544
Other	13	15	25	29

Results of Operations—Three months ended June 30, 2005 and 2004

Operating Revenues.  Operating revenues increased 11.3% ($324 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 7.7% ($167 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$2,347		$1,539		$496		$312

Increase (Decrease) from 2004:
Passenger revenues (in millions)	$167		$54		$67		$46
Percent	7.7%		3.6%		15.6%		17.3%

Scheduled service ASMs (capacity)	4.4%		2.7%		5.6%		10.2%
Scheduled service RPMs (traffic)	6.6%		5.4%		5.5%		13.4%
Passenger load factor	1.7	pts.	2.1	pts.	—	pts.	2.6	pts.
Yield	1.0%		(1.6)%		9.5%		3.5%
Passenger RASM	3.1%		0.9%		9.4%		6.5%

As indicated in the above table:

•                  Domestic passenger revenues increased somewhat, primarily due to higher traffic, offset in part by lower yield.  Capacity was up slightly.

•                  Pacific passenger revenues showed a large increase due to an improvement in yields and higher traffic.  Capacity was up modestly.

•                  Atlantic passenger revenues increased substantially due to a sharp rise in traffic on significantly more capacity.  Yields also improved somewhat.

Regional carrier revenues increased 25.5% ($70 million) to $344 million, due primarily to the increased capacity from 34 additional Bombardier CRJ aircraft that have entered service since June 30, 2004.

Cargo revenues increased 23.8% ($46 million) to $239 million largely due to 15.5% higher yields.  Other revenue increased 18.3% ($41 million) as a result of increased rental revenue, higher ticket change fees and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 15.8% ($462 million).  The following table and notes present operating expenses for the three months ended June 30, 2005 and 2004 and describe significant year-over-year variances:

	Three months ended June 30		Increase (Decrease)	Percent
(in millions)	2005	2004	from 2004	Change	Note
Operating Expenses
Salaries, wages and benefits	$969	$964	$5	0.5%	A
Aircraft fuel and taxes	790	499	291	58.3	B
Selling and marketing	223	204	19	9.3	C
Other rentals and landing fees	168	149	19	12.8	D
Aircraft maintenance materials and repairs	157	109	48	44.0	E
Depreciation and amortization	142	237	(95)	(40.1)	F
Aircraft rentals	135	115	20	17.4	G
Regional carrier expenses	392	288	104	36.1	H
Other	409	358	51	14.2	I
Total operating expenses	$3,385	$2,923	$462	15.8%

A.           Salaries, wages and benefits remained relatively constant due to higher pension expense, annual wage rate increases and increased capacity, offset by pilot and management reductions that became effective as of December 1, 2004.

B.             Aircraft fuel and taxes were higher due to a 52.2% increase in the average fuel cost per gallon to $1.64 (net of hedging transactions) and 3.2% more gallons consumed.

C.             Selling and marketing increases were partially volume related, due to a 7.7% increase in passenger revenue and a 25.5% increase in regional carrier revenues.

D.            Other rentals and landing fees increased due to higher rates across the system.

E.              Aircraft maintenance materials and repairs increased by $48 million, due primarily to timing of airframe and engine maintenance work.

F.              Depreciation expense decreased primarily due to $104 million of aircraft and aircraft related impairments recorded in the second quarter of 2004.

G.             Aircraft rental expense increased primarily due to a $32 million charge for accelerated rents in connection with permanently grounded aircraft recorded in the second quarter of 2005, partially offset by the accelerated rents recorded in 2004 for aircraft subsequently purchased off lease.

H.            The $104 million increase was primarily driven by increased regional carrier capacity and higher regional carrier fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased $51 million, which was principally volume related.

Other Income and Expense.  Non-operating expense decreased 70.7% ($87 million) due to a $102 million gain from the sale of Prudential shares, partially offset by higher interest expense related to increased debt levels and rising interest rates on variable rate debt.

Results of Operations—Six months ended June 30, 2005 and 2004

Operating Revenues.  Operating revenues increased 9.5% ($519 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 5.8% ($239 million).  The following analysis by region is based on information reported to the Department of Transportation and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$4,382		$2,896		$951		$535

Increase (Decrease) from 2004:
Passenger revenues (in millions)	$239		$35		$129		$75
Percent	5.8%		1.2%		15.7%		16.3%

Scheduled service ASMs (capacity)	4.4%		1.5%		7.9%		11.6%
Scheduled service RPMs (traffic)	7.6%		6.3%		6.9%		14.8%
Passenger load factor	2.5	pts.	3.5	pts.	(0.9	)pts.	2.4	pts.
Yield	(1.7)%		(4.8)%		8.2%		1.4%
Passenger RASM	1.4%		(0.2	) %	7.2%		4.3%

As indicated in the above table:

•                  Domestic passenger revenues increased slightly, primarily due to significantly higher traffic offset by lower yields.

•                  Pacific passenger revenues showed a strong increase due to significantly improved yields and traffic on higher capacity.

•                  Atlantic passenger revenues increased substantially due to a sharp rise in traffic on significantly more capacity.

Regional carrier revenues increased 26.3% ($129 million) to $620 million, due primarily to the increased capacity from 34 additional Bombardier CRJ aircraft that have entered service since June 30, 2004.

Cargo revenues increased 18.4% ($69 million) to $445 million due largely to 14.2% higher yields.  Other revenue increased 17.7% ($82 million) as a result of increased rental revenue, higher ticket change fees and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 15.1% ($850 million).  The following table and notes present operating expenses for the six months ended June 30, 2005 and 2004 and describe significant year-over-year variances:

	Six months ended June 30		Increase (Decrease)	Percent
(in millions)	2005	2004	from 2004	Change	Note
Operating Expenses
Salaries, wages and benefits	$1,933	$1,901	$32	1.7%	A
Aircraft fuel and taxes	1,420	949	471	49.6	B
Selling and marketing	428	379	49	12.9	C
Other rentals and landing fees	324	295	29	9.8	D
Aircraft maintenance materials and repairs	301	220	81	36.8	E
Depreciation and amortization	280	378	(98)	(25.9)	F
Aircraft rentals	239	229	10	4.4	G
Regional carrier expenses	748	544	204	37.5	H
Other	811	739	72	9.7	I
Total operating expenses	$6,484	$5,634	$850	15.1%

A.           Salaries, wages and benefits increased slightly due to higher pension expense, annual wage rate increases and increased capacity, offset by pilot and management reductions that became effective as of December 1, 2004.

B.             Aircraft fuel and taxes were higher due to a 45.4% increase in the average fuel cost per gallon to $1.51 (net of hedging transactions) and 2.8% more gallons consumed.  Fuel hedge transactions reduced fuel costs by $22 million in the first half of 2005 compared with a $4 million reduction in the first half of 2004.

C.             Selling and marketing increases were partially volume related, due to a 5.8% increase in passenger revenue and a 26.3% increase in regional carrier revenues.

D.            Other rentals and landing fees increased due to higher rates across the system.

E.              Aircraft maintenance materials and repairs increased by $81 million, due primarily to timing of airframe and engine maintenance work.

F.              Depreciation expense decreased primarily due to $104 million of aircraft and aircraft related impairments recorded in the second quarter of 2004.

G.             Aircraft rental expense increased primarily due to a $32 million charge from accelerated rents in connection with permanently grounded aircraft recorded in the second quarter of 2005, partially offset by the accelerated rents recorded in 2004 for aircraft subsequently purchased off lease.

H.            The $204 million increase was primarily driven by increased regional carrier capacity and higher regional carrier fuel costs.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased $72 million, which was principally volume related.

Other Income and Expense.  Non-operating expense decreased 20.2% ($48 million) primarily due to a $102 million gain from the sale of Prudential shares, partially offset by higher interest expense related to increased debt levels, rising interest rates on variable rate debt and an $18 million loss recognized on the sale of the Pinnacle Airlines note to Pinnacle Airlines Corp.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash, cash equivalents and short-term investments of $2.64 billion.  This amount includes $496 million of restricted cash, cash equivalents and short-term investments, resulting in liquidity of $2.14 billion.

Cash Flows. Liquidity decreased by $315 million during the six months ended June 30, 2005, largely due to net losses, capital expenditures, debt payments and funding of the Company’s irrevocable tax trust.

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2005, was $19 million, a $406 million decrease from the $425 million of cash provided by operating activities for the six months ended June 30, 2004.  This decrease was largely driven by a higher net loss in 2005.

Investing Activities.  Investing activities for the six months ended June 30, 2005, consisted primarily of the sale of short-term investments, aircraft capital expenditures and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Investing activities for the first half of 2005 also included $336 million of additional funding to the Company’s irrevocable tax trust, which increased the Company’s restricted cash, cash equivalents and short-term investment balance.  See “Item 1. Financial Statements, Note 1 - Basis of Presentation” for additional information regarding the Company’s irrevocable tax trust.  Additionally, investing activities during the first half of 2005 included proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines and $102 million in proceeds from the sale of the Prudential Financial Inc. common stock received in conjunction with Prudential’s demutualization.  Investing activities for the six months ended June 30, 2004, other than aircraft and related purchases and short-term investments, included facility and aircraft modification programs.

Financing Activities.  Financing activities in the six months ended June 30, 2005, included financing one Airbus A330 aircraft with long-term debt, debt proceeds of $227 million from three secured financing agreements, debt proceeds of $101 million from the financing of the Company’s properties in Tokyo, repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.  Financing activities in the six months ended June 30, 2004, included financing one Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due in 2009, repayment of $138 million of 8.375% unsecured notes due in March 2004, repayment of $195 million 8.52% unsecured notes due in April 2004, plus payment of other debt and capital lease obligations.

In addition to the one Airbus A330 aircraft financed with debt proceeds discussed above, the Company also took delivery of four Airbus A319, one Airbus A330 and 20 Bombardier CRJ aircraft during the six months ended June 30, 2005.  The four Airbus A319 and one Airbus A330 aircraft were acquired largely through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s Consolidated Balance Sheets but are not classified as cash flow activities.  The Bombardier CRJ aircraft were acquired with long-term operating leases and subleased to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.  In connection with the acquisition of all 26 aircraft, the Company entered into long-term debt arrangements and operating leases under which the aggregate amount of debt incurred totaled $285 million and the minimum lease payments at the point of inception equaled $445 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the six months ended June 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2005	2004	2005	2004

Airbus A319	—	—	4	—
Airbus A330-300	1	1	1	2
Bombardier CRJ - 440	—	—	10	17
Bombardier CRJ - 200	—	—	10	8
	1	1	25	27

Debt. Maturities of long-term debt, excluding capital lease obligations, through December 31, 2009 are as follows (in millions):

2005	$307
2006	916	(1)
2007	1,421	(1)
2008	779	(1)
2009	1,095

(1)                            Includes $79 million, $567 million and $81 million of aircraft related loan obligations maturing in 2006, 2007 and 2008, respectively, which may be extended for an additional nine years from their maturity dates at the Company’s election.

The above amounts do not reflect $554 million of Class D Equipment Notes issued in connection with several Enhanced Equipment Trust Certificates (“EETC”) transactions.  The notes represent intra-company obligations, as the Company retains the related Class D Pass-Through Certificates issued in connection with each EETC.  Therefore, the associated assets and liabilities have been netted for purposes of financial statement presentation.

Holders of $225 million convertible unsecured notes due after 2009 may require NWA Corp. to repurchase such notes in 2008 (and holders of all $375 million convertible unsecured notes outstanding also have other dates after 2009, but prior to maturity, on which NWA Corp. can be required to repurchase such notes).

On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan.  The term loan has an initial principal amount of $975 million and is comprised of two tranches bearing different interest rates and with different principal amortization periods.  The first tranche, in the principal amount of $575 million, bears interest at LIBOR plus 5.25% and is payable 25% at the end of the first year, 12.5% at the end of each of the second and third years and 50% at the end of the fifth year.  The second tranche, in the principal amount of $400 million, bears interest at LIBOR plus 6.75% and is payable 1% at the end of each of the first five years and 95% at the end of the sixth year, on November 23, 2010.

On April 15, 2005, the Company refinanced the $148 million principal repayment due in November 2005 under the $975 million term loan facility.  The new $148 million tranche bears interest at LIBOR plus 6.25% and is due 1% annually for four years beginning November 2006, with the balance due in November 2010.  On April 13, 2005, the Company also obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility through March 31, 2006 and changed the next covenant measurement date from the quarter ending June 30, 2005 to the quarter ending June 30, 2006.  The lenders provided this amendment principally in consideration of the sharp rise in fuel prices since the beginning of the year, which made it unlikely that the Company would remain in compliance absent the waiver.

The term loan is secured by substantially the same collateral the Company pledged to secure the original revolving bank credit facility, which includes the Company’s Pacific route system and certain aircraft.  The Agreement contains a covenant requiring the Company to maintain unrestricted cash, cash equivalents and short term investments in an amount not less than $900 million at any time.  In addition, the Agreement contains a covenant that requires the Company to maintain specified ratios of earnings to fixed charges as follows:

Number of Months Covered	Period ending	Required Coverage Ratio
-	June 30, 2005 through March 31, 2006	Waived	(1)
Three	June 30, 2006	1.00 to 1.0
Six	September 30, 2006	1.05 to 1.0
Nine	December 31, 2006	1.15 to 1.0
Twelve	March 31, 2007	1.30 to 1.0
Twelve	June 30, 2007	1.45 to 1.0
Rolling twelve	September 30, 2007 and each quarter ending thereafter	1.50 to 1.0

(1)     On April 13, 2005, the Company obtained an amendment that waived the fixed charges coverage covenant associated with the term loan facility for the periods ending June 30, 2005 through March 31, 2006.

For purposes of calculating this ratio, earnings are defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any related cash payments then or thereafter made) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).  Although the covenant does not become effective again until the quarter ending June 30, 2006, compliance will depend on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.  Thus, there can be no assurance that the Company will be able to satisfy these requirements through the expiration of the facility.

On April 1, 2005, the Company completed an 8.5 billion yen (approximately $78 million) financing with Shinsei Bank, Limited, maturing on June 20, 2006 (“Shinsei” loan).  The loan proceeds were reduced by fees and expenses, pre-paid interest and a liquidity reserve.  This financing bears interest at the rate of 2.878% per annum with interest payable on March 20, 2006 and at maturity.  The financing is secured by certain of the Company’s properties in Tokyo.  On April 20, 2005, the Company completed a 2.5 billion yen (approximately $23 million) financing with Airline Funding, LLC (“Airline Funding” loan), which will remain outstanding concurrently with the Shinsei loan until maturity on June 20, 2006.  The Airline Funding loan financing is secured by a second lien on properties in Tokyo with the first lien being held by Shinsei Bank, Limited.

In July 2005, Northwest executed a definitive term sheet that would amend and restate its Credit Card Processing Agreement.  Under terms of the new agreement, it would be extended until December 31, 2008.  The new terms also include a provision that will allow a certain level of funds to be withheld from receipts by the processing bank, which would secure all obligations under the agreement as well as those of the Co-Branded Credit Card Agreement and letter of credit facility referred to below.  Such amounts withheld would be released in part or in whole upon the Company’s meeting certain requirements.

The term sheet also provides for an amended Co-Branded Credit Card Agreement, which would also be extended until December 31, 2008.  New terms include an option for prepayment of miles and fees to Northwest from the credit card issuer under the Worldperks program, subject to the Company meeting certain requirements.

In addition, the term sheet includes an extension of Northwest’s $98 million standby letter of credit facility through April 30, 2006, which allows for letters of credit to be outstanding through April 30, 2007.

Absent the amendments described above, the Credit Card Processing Agreement is scheduled to expire in April, 2006, and the Co-Branded Credit Card Agreement is scheduled to expire in April, 2008.  The letter of credit facility expired on April 30, 2005.  The new terms provided for in each of the agreements are subject to execution of final documents, which is expected to occur during the third quarter.

During the second quarter of 2005, Northwest entered into three separate secured loan agreements, which required the use of substantially all of the Company’s remaining available collateral.  These include:

•                  A $140 million Accounts Receivable Loan commitment secured by credit card, passenger and cargo receivables.  The initial loan represents a revolving credit facility, the outstanding balance of which will change depending upon the level of accounts receivable balance.  The initial draw was $127 million.  The loan has a three month term and is currently being restructured into a permanent three-year facility.  Monthly interest payments are at LIBOR plus 3.0%.

•                  A $50 million Stock Loan secured by Northwest equity investments in its regional carriers.  The three-year loan has a single bullet payment at maturity (assuming no required redemptions prior to maturity due to drops in stock collateral value) and monthly interest payments at LIBOR plus 5.25%.

•                  A $50 million Equipment Loan secured by various aircraft, spare engines and engine spare parts.  The loan fully amortizes over a five-year term on a mortgage style basis and has quarterly interest payments at LIBOR plus 5.25%.

Aircraft Commitments.  Committed expenditures for the 59 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $409 million for the remainder of 2005, $708 million in 2006, $858 million in 2007, $907 million in 2008 and $674 million in 2009.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financing.  Financing commitments available for use by the Company are in place for all of the aircraft on firm order and range from 80% - 100% of each aircraft’s purchase price.  The Company has the option and intends to finance the CRJ-200/440 aircraft through long-term operating lease commitments from the manufacturer, and if the manufacturer does not provide the financing, the Company is not obligated to take delivery of the aircraft.  These aircraft will, in turn, be leased or subleased to and operated by a Northwest Airlink carrier.

On May 5, 2005 the Company entered into an agreement with Boeing to purchase 18 Boeing 787 aircraft beginning in August 2008.  The agreement also granted the Company options and purchase rights for an additional 50 aircraft.  Boeing and the engine manufacturer agreed to provide backstop financing for the 18 firm and six option aircraft with an 18-year term, mortgage style amortization, quarterly interest payments and with Northwest having the option to choose between a fixed or floating interest rate.

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

On April 10, 2004, the President signed into law the Pension Act, which temporarily reduces the Company’s required pension contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied in 2004 and 2005, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.

Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified pension plans is expected to approximate $420 million.  On January 14, 2005, the Company contributed $84 million to these plans.  On both April 15 and June 30, 2005, the Company contributed $92 million to these plans, with the balance due during the remainder of 2005. Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, the Company expects calendar year 2006 and 2007 cash contributions to approximate $800 million and $1.7 billion, respectively.

On July 26, 2005, the U.S. Senate Finance Committee reported out of committee a comprehensive pension reform bill that included a provision that would afford airlines a 14-year period to amortize unfunded amounts in frozen defined benefit pension plans.  Based on the Company’s preliminary understanding of the bill’s contents, we believe it provides a potential solution that would significantly reduce Northwest’s estimated 2006 and 2007 pension funding requirements, if enacted.

Credit Rating Agency Actions.  On June 1, 2005, Fitch Ratings downgraded Northwest’s senior unsecured debt rating from B to CCC+, representing a two notch drop in the rating, and maintained a “negative” outlook on the Company.  On June 14, Standard & Poor’s (S&P) downgraded the Company’s corporate credit rating two notches from B to CCC+.  All credit ratings that are linked to the corporate credit rating were lowered, including the senior unsecured rating from CCC+ to CCC- and the bank term loan rating from B+ to B-.  S&P’s outlook on the Company is “developing”.  On June 21, Moody’s investor services downgraded the Company’s corporate family rating from B2 to Caa1.  All ratings that are linked to the corporate family rating were lowered, including the senior unsecured rating from Caa1 to Caa3 and the bank term loan rating from B3 to B1.  The ratings outlook by Moody’s remains “negative”.

The lowering of the Company’s credit ratings could limit access to new financings, including instruments used in the Company’s fuel hedging program, make it more difficult to renew outstanding letters of credit that back certain obligations, or raise the costs of completing these transactions.

Other Information

Labor Agreements.  Approximately 89% of the Company’s employees are members of collective bargaining agreements.  The Company has been in discussions with its labor groups over the past year, seeking to obtain competitive wage scales, work rules and benefit plans.  In the fourth quarter of 2004, the Company reached an agreement with its pilots, represented by the Northwest unit of ALPA.  The bridge agreement includes labor cost savings from the Company’s pilots and salaried workers, with pilots contributing $250 million in annual wage and benefit changes and salaried and management employees taking $35 million in annual salary and benefit reductions.  The labor cost reductions became effective December 1, 2004.  Northwest currently is in contract discussions with representatives of the other labor groups, which include the IAM, the Transport Workers of America, AMFA, PFAA, the Northwest Airlines Meteorology Association and the Aircraft Technical Support Association.  The collective bargaining agreements with AMFA, IAM and PFAA are currently amendable.

Under the Railway Labor Act (“RLA”), an amendable labor contract continues in effect while the parties negotiate a new contract.  In addition to direct contract negotiations, the RLA also provides for mediation, potential arbitration of unresolved issues and a 30-day “cooling off” period after which either party can resort to self-help. The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and, in the event of a strike, the hiring of replacement workers by the Company.  Northwest remains in federal mediation with the IAM and PFAA, but has been released from mediation with AMFA.

On July 20, 2005, due to a lack of meaningful progress toward a new collective bargaining agreement between the Company and AMFA, the National Mediation Board declared an impasse and released the Company and AMFA from mediation after the Company declined an offer of binding arbitration.  Releasing the parties from mediation triggered a 30 day “cooling off” period, after which either can resort to the self help remedies described above.  Both parties will continue labor negotiations with an objective of reaching a new agreement prior to August 20, 2005.  However, the AMFA membership has voted to authorize its union leadership to declare a strike if, following the end of the cooling off period, it deems such action necessary.

The Company cannot predict the outcome of negotiations at this time and has prepared a detailed contingency plan to maintain its flight schedule and operational reliability in the event of a strike by AMFA or in the event the Company chooses to impose its contract proposal.  This includes training of management personnel who are licensed mechanics, recruitment of potential replacement workers and arrangements with qualified third party vendors with the capability to perform the required maintenance work.  While the Company believes these preparations will allow it to continue operating a full schedule in the event of a strike, there can be no assurances that this will be the case.  Any labor action that results in a significant operational disruption, even for a short period of time, could have a severe detrimental impact on the Company’s financial condition and results of operations.  Given the other financial challenges the Company currently faces, a strike that results in significant operational disruption would substantially increase the risk that the Company would need to initiate Chapter 11 bankruptcy proceedings.

Change in Accounting for Certain Pension Plan Administrative Expenses.  During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.

The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2005.  The effect of the change on the three months ended June 30, 2005 is an increase to net loss of $9.4 million ($0.11 per common share); the effect of the change for the six months ended June 30, 2005 is to increase the loss before cumulative effect of the accounting change by $18.8 million ($0.22 per common share) and net loss by $87.9 million ($1.01 per common share); the effect of the change for the three months ended March 31, 2005 is to increase the loss before cumulative effect of a change in accounting principle by $9.4 million ($0.11 per common share) to a loss of $467.5 million ($5.39 per common share) and net loss by $78.5 million ($0.90 per common share) to a loss of $536.6 million ($6.19 per common share).  None of these amounts include the effect of income tax benefits as the Company’s current net tax position requires it to establish a valuation allowance in respect of all net deferred tax assets generated.

The following table illustrates pro forma amounts, assuming the new accounting method is applied retroactively (in millions, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders	$(234)	$(191)	$(702)	$(430)

Earnings (loss) per common share:
Basic and Diluted	$(2.69)	$(2.22)	$(8.08)	$(4.99)

Expanded Services Between the U.S. and China.  On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement.  The amendments provide for a significant expansion of air services between the two countries.  On September 3, 2004, the DOT awarded Northwest six additional U.S. – China all-cargo frequencies, three of which became available to Northwest on November 1, 2004, and three that became available on March 25, 2005.  The Company is using these frequencies to expand its cargo service to Shanghai, via its cargo hubs in Anchorage and Tokyo.  Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S. – China all-cargo frequencies that will become available on March 25, 2006.

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its second quarter 2005 or 2004 yen-denominated sales.  The average yen rate for the quarters ended June 30, 2005 and 2004 was 107 and 109, respectively.  At June 30, 2005, the Company has hedged approximately 38.0% and 9.9% of its remaining 2005 and 2006 anticipated yen-denominated sales at an average rate of 105 and 101 yen per U.S. dollar, respectively, and has recorded $9.6 million of unrealized gain in accumulated other comprehensive income associated with those hedges.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 2.1 billion gallons, producing a $21 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of June 30, 2005, there were no outstanding fuel hedges or unrealized gains (losses) in accumulated other comprehensive income (loss).  In July 2004, the Company had hedged the price of approximately 25% of its projected fuel requirements for the second half of 2004 through collars established at a crude oil price of $34 to $41 per barrel.  Comparatively, the average crude oil price for the first half of 2005 was $52.50 per barrel.

War Risk Insurance.  As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage.  However, following multiple extensions, this coverage is scheduled to expire on August 31, 2005.  While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided.  Refer to “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2004 for additional discussion regarding war risk coverage and insurance costs.

Aircraft.  The Company is implementing a plan to reduce its active DC9 aircraft fleet by 30 aircraft in 2005.  In the second quarter of 2005, the Company determined that it does not intend to return to service three of the 30 DC9 passenger aircraft, as well as five additional DC9 aircraft and three other aircraft that had been temporarily removed from operations.  The overall DC9 reduction will result in the closing of four heavy maintenance check lines at Minneapolis/St. Paul and the reduction of an estimated 800 Minneapolis/St. Paul-based technical positions during the closure.  Facility-related charges associated with this hangar closure are expected to be immaterial.  The Company recently announced plans to reduce capacity in the second half of the year.  As the Company continues to review its aircraft fleet plan in conjunction with its overall route structure and capacity needs through the remainder of 2005, there may be the need for additional aircraft write-downs.

Prudential Shares.  During the quarter ended June 30, 2005, the Company sold approximately 1.55 million shares of Prudential Financial Inc. common stock, which were distributed in connection with Prudential’s demutualization, and subsequently awarded to the Company as a result of an arbitration ruling.  Northwest liquidated its entire holdings in these shares, which produced cash proceeds approximating $102 million.  The proceeds from the sale were recorded as a non-operating gain in the Company’s financial results for the period ended June 30, 2005.

Employee Stock Plan.  On August 4, 2005, State Street Bank and Trust Company, which is the trustee for the Company common stock that was given to salaried employees in the Employee Stock Plan during the wage savings period from 1993 – 1996, advised the Company that it had decided as trustee to sell all remaining shares of Company common stock for which it is trustee under that plan.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of June 30, 2005, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2004.

Series C Preferred Stock Litigation.  In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03).  In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03).  Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  Before discovery was complete, plaintiffs filed motions for summary judgment.  On March 24, 2005, the judge ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary.  If the plaintiffs were to obtain a money judgment against the Company in the amount currently owing in respect of the Series C Preferred Stock, which approximates $277 million, and enforcement of that judgment is not stayed by a court while the Company appeals, the Company would be required to post a bond to stay enforcement in order to pursue an appeal.  Should a court require the Company to post a bond in the amount of damages the plaintiffs are seeking, it would represent a significant reduction in available liquidity and therefore place additional financial hardship on the Company.  The case has been tentatively set for trial in the early part of September.  The Company has filed motions with the trial court seeking reconsideration of the summary judgment decision and seeking a stay of further proceedings; if these motions are not successful, the Company intends to file motions with the Appellate Division seeking an interlocutory appeal and a stay.  The motions state that requiring the Company to post a bond in the amount the plaintiffs seek would significantly increase the risk that the Company would be forced to seek protection under Chapter 11.  The Company believes that these motions should be successful, but there can be no assurance that this will be the case.

In addition, in the ordinary course of its business, the Company is party to various other legal actions which the Company believes are incidental to the operation of its business.  The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Item 4.       Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 30, 2005.  The stockholders of the Company voted on four items at the Annual Meeting.

The eleven Common Stock directors listed below were elected to one-year terms expiring in 2006:

Nominee	Votes For	Votes Withheld
Roy J. Bostock	72,344,881	1,857,740
John M. Engler	72,328,958	1,873,663
Robert L. Friedman	72,312,298	1,890,323
Doris K. Goodwin	72,316,646	1,885,975
Dennis F. Hightower	67,345,592	6,856,631
Jeffrey G. Katz	72,345,592	1,857,029
Frederic V. Malek	65,763,408	8,493,213
V.A. Ravindran	66,674,859	7,527,762
Douglas M. Steenland	72,151,591	2,051,030
Leo M. van Wijk	54,644,063	19,558,558
Gary L. Wilson	71,648,831	2,553,790

The slate of three Series C directors comprised of Ray W. Benning, Jr., George J. Kourpias and Michael G. Ristow was elected to one-year terms expiring in 2006 by the following vote:

6,345,696 votes in favor

2,292 votes against

1,670 abstentions

The appointment of Ernst & Young LLP as the Company’s independent auditor for 2005 was approved by the following vote:

84,001,363 votes in favor

460,754 votes against

353,915 abstentions

The proposal to approve an amendment and restatement of the Northwest Airlines Corporation 1999 Stock Incentive Plan was defeated by the following vote:

23,486,400 votes in favor

34,023,249 votes against

479,292 abstentions

Item 6.	Exhibits

(a)	Exhibits:

10.1

Purchase Agreement No. 2924 dated May 5, 2005 between The Boeing Company and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document)

10.2

Second Amended and Restated Credit and Guarantee Agreement dated as of April 15, 2005 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

*10.3	Management Compensation Agreement dated as of May 2, 2005 between Northwest Airlines, Inc. and Neal S. Cohen
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
18.1	Preferability Letter on Accounting Change from Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Compensatory plans in which the directors and executive officers of Northwest participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of August 2005.

NORTHWEST AIRLINES CORPORATION

By	/s/ James G. Mathews
James G. Mathews
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Purchase Agreement No. 2924 dated May 5, 2005 between The Boeing Company and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document)

10.2

Second Amended and Restated Credit and Guarantee Agreement dated as of April 15, 2005 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

*10.3	Management Compensation Agreement dated as of May 2, 2005 between Northwest Airlines, Inc. and Neal S. Cohen
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
18.1	Preferability Letter on Accounting Change from Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Compensatory plans in which the directors and executive officers of Northwest participate.