Form 10-Q
period 2005-09-30
NORTHWEST AIRLINES CORP
filed 2005-11-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No ☒

As of September 30, 2005, there were 87,895,941 shares of the registrant’s Common Stock outstanding.

Northwest Airlines Corporation and Subsidiaries

(Debtors-in-Possession)

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

Condensed Consolidated Statements of Operations – Three months and nine months ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

The Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Requirements are attached hereto and filed as Exhibits 12.1 and 12.2

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

	Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.

	Item 6.	Exhibits.

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Northwest Airlines Corporation and Subsidiaries

(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Unaudited, in millions except per share amounts)	2005	2004	2005	2004
Operating Revenues
Passenger	$2,482	$2,297	$6,864	$6,440
Regional carrier revenues	360	304	980	795
Cargo	250	211	695	587
Other	286	240	832	704
Total operating revenues	3,378	3,052	9,371	8,526

Operating Expenses
Salaries, wages and benefits	1,000	952	2,933	2,853
Aircraft fuel and taxes	893	605	2,313	1,554
Selling and marketing	206	209	634	588
Aircraft maintenance materials and repairs	208	121	509	341
Other rentals and landing fees	158	154	482	449
Depreciation and amortization	133	126	413	504
Aircraft rentals	102	109	341	338
Regional carrier expenses	414	322	1,162	866
Other	431	375	1,242	1,114
Total operating expenses	3,545	2,973	10,029	8,607

Operating Income (Loss)	(167)	79	(658)	(81)

Other Income (Expense)
Interest expense, net	(159)	(133)	(469)	(390)
Investment income	22	14	60	40
Reorganization items, net	(159)	—	(159)	—
Other, net	(5)	2	77	(5)
Total other income (expense)	(301)	(117)	(491)	(355)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(468)	(38)	(1,149)	(436)

Income tax expense (benefit)	1	—	6	—

Income (Loss) Before Cumulative Effect of Accounting Change	(469)	(38)	(1,155)	(436)

Cumulative effect of accounting change	—	—	(69)	—

Net Income (Loss)	(469)	(38)	(1,224)	(436)

Preferred stock requirements	(6)	(8)	(22)	(22)

Net Income (Loss) Applicable to Common Stockholders	$(475)	$(46)	$(1,246)	$(458)

Earnings (loss) per common share:
Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(5.45)	$(0.54)	$(13.54)	$(5.31)
Cumulative effect of accounting change	—	—	(0.79)	—
Net income (loss) applicable to common stockholders	$(5.45)	$(0.54)	$(14.33)	$(5.31)

Average shares used in computation:
Basic and Diluted	87	87	87	86

See accompanying notes.

Northwest Airlines Corporation and Subsidiaries

(Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(Unaudited, in millions)	2005	2004
Assets

Current Assets
Cash and cash equivalents	$1,119	$707
Unrestricted short-term investments	473	1,752
Restricted cash, cash equivalents and short-term investments	520	156
Accounts receivable, net	656	460
Flight equipment spare parts, net	127	125
Prepaid expenses and other	474	378
Total current assets	3,369	3,578

Property and Equipment
Flight equipment, net	7,465	7,355
Other property and equipment, net	763	769
Total property and equipment	8,228	8,124

Flight Equipment Under Capital Leases, net	125	146

Other Assets
Intangible pension asset	671	671
International routes	634	634
Investments in affiliated companies	57	55
Other	877	834
Total other assets	2,239	2,194
Total Assets	$13,961	$14,042

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,762	$1,422
Accounts payable and other liabilities	832	2,326
Current maturities of long-term debt and capital lease obligations	15	749
Total current liabilities	2,609	4,497

Long-Term Debt	304	7,715

Long-Term Obligations Under Capital Leases	—	308

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	30	3,593
Other	14	753
Total deferred credits and other liabilities	44	4,346

Liabilities Subject to Compromise	15,036	—

Preferred Redeemable Stock	281	263

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,484	1,471
Accumulated deficit	(3,252)	(1,999)
Accumulated other comprehensive income (loss)	(1,547)	(1,547)
Treasury stock	(999)	(1,013)
Total common stockholders’ equity (deficit)	(4,313)	(3,087)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,961	$14,042

See accompanying notes.

Northwest Airlines Corporation and Subsidiaries

(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
(Unaudited, in millions)	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(1,224)	$(436)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Cumulative effect of accounting change	69	—
Depreciation and amortization	413	504
Pension and other postretirement benefit contributions less than expense	245	164
Changes in certain assets and liabilities	256	160
Reorganization items	159	—
Other, net	(283)	21
Net cash provided by (used in) operating activities	(365)	413

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activites	—	—

Cash Flows from Investing Activities
Capital expenditures	(318)	(434)
Purchase of short-term investments	(192)	(228)
Proceeds from sales of short-term investments	1,495	128
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(364)	(15)
Proceeds from sale of Pinnacle note receivable	102	—
Demutualization share proceeds	102	—
Other, net	7	11
Net cash provided by (used in) investing activities	832	(538)

Cash Flows from Financing Activities
Proceeds from long-term debt	448	462
Payments of long-term debt and capital lease obligations	(481)	(664)
Other, net	(22)	(4)
Net cash provided by (used in) financing activities	(55)	(206)

Increase (Decrease) in Cash and Cash Equivalents	412	(331)

Cash and cash equivalents at beginning of period	707	1,146
Cash and cash equivalents at end of period	$1,119	$815

Cash and cash equivalents and unrestricted short-term investments at end of period	$1,592	$2,542

Supplemental Cash Flow Information:
Interest paid	$395	$364

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft, aircraft predelivery deposits and other non-cash transactions	$295	$458

See accompanying notes.

Northwest Airlines Corporation and Subsidiaries

(Debtors-in-Possession)

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

As discussed in Note 2, on September 14, 2005 (the “Petition Date”), Northwest Airlines Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  Accordingly, the accompanying condensed consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

      The Company maintains a Web site at http://www.nwa.com.  Information contained on the Company’s website is not incorporated into this Quarterly Report on Form 10-Q.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through this Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.  For information or questions concerning the Company’s Chapter 11 restructuring see: http://www.nwa-restructuring.com.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Increase in Restricted Cash.  The Company, in the ordinary course of business, collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These include U.S. transportation taxes, passenger facility charges, fuel taxes and the employee portion of payroll taxes, among others.  The Company established an irrevocable trust in 2002 and since then has made regular deposits to the trust from which payments are issued to the taxing authorities.  The increase in the irrevocable trust balance from $5 million as of December 31, 2004, to $284 million as of September 30, 2005, represents the Company’s decision in the first quarter of 2005 to increase its trust funding.  Additionally, as a result of the Company filing for bankruptcy, certain transaction processors required the establishment of short-term cash holdbacks.  The balance of these holdbacks was $89 million as of September 30, 2005.  These balances are included in restricted cash, cash equivalents and short-term investments on the Company’s Condensed Consolidated Balance Sheets.

Note 2 – Voluntary Reorganization Under Chapter 11

On September 14, 2005, Northwest Airlines Corporation and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations and set forth the revised capital structure of the newly reorganized entity.  The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan.  These deadlines may be extended by the Bankruptcy Court.

The Company intends to use the provisions of Chapter 11 to reorganize its business on a sustainable basis.  The Chapter 11 process will allow the Company to realize three major goals essential to its transformation: first, a competitive cost structure, including both labor and non-labor costs; second, a more efficient business model that will allow the Company to continue to deliver superior choice and service to its customers; and third, a strengthened balance sheet with debt and equity levels consistent with long-term profitability.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005, an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization.  There can be no assurance that the Creditors’ Committee will support the Company’s positions, or plan of reorganization.

With the exception of the Company’s non-debtor subsidiaries, the Company continues to operate the business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  In conjunction with the commencement of the Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case.  The most significant of these orders (i) authorize the Company to honor pre-petition obligations to customers, (ii) authorize the Company to honor obligations to employees for pre-petition employee salaries, wages, and benefits and (iii) permit the Debtors to operate their consolidated cash management system during the Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Chapter 11 case.

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of a debtor’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

The Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that limits the effect of the automatic stay.  Section 1110 of the Bankruptcy Code (“Section 1110”) provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question.  Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.

Counterparties to these rejected contracts or leases may file proofs of claim against the Debtors’ estate for such damages.  Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these claims with any degree of certainty at this time.

The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”).  In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on the Company’s application under Section 1113(c) of the Bankruptcy Code.

On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company.  The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.

The Company received written notification on September 15, 2005, from NASDAQ that its common stock would be delisted in accordance with Marketplace Rules 4300, 4450(f) and IM-4300.  Effective with the opening of business on September 26, 2005, the Company’s common stock ceased trading on the NASDAQ stock market.  Once delisted, shares can still be traded in the “over-the-counter” market under the symbol NWACQ.PK.  However, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock.  The Company currently believes that no value will be ascribed to the Company’s outstanding common stock and other equity securities in any plan of reorganization.

The New York Stock Exchange advised the Company on September 15, 2005 that trading in Northwest’s 10.5% Class D Pass Through Certificates, Series 2003-1 due April, 1, 2009, ticker symbol NWB RP09, as well as the 9 ½% Senior Quarterly Interest Bonds due August 15, 2039 (QUIBS), ticker symbol NWB, was suspended.

Note 3 – Change in Accounting for Certain Pension Plan Administrative Expenses

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005.  The impact of this change on the three and nine months ended September 30, 2005 was an increase in net periodic benefit cost of $9.4 million and $28.2 million, respectively.

The following table illustrates pro forma amounts, assuming the new accounting method is applied retroactively (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders	$(475)	$(56)	$(1,177)	$(486)

Earnings (loss) per common share:
Basic and Diluted	$(5.45)	$(0.64)	$(13.54)	$(5.63)

Note 4 – Recent Accounting Pronouncements

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

Note 5 – Geographic Regions

      The Company is managed as one cohesive business unit, the revenues of which are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Domestic	$2,183	$2,037	$6,286	$5,826
Pacific, principally Japan	747	676	2,006	1,803
Atlantic	448	339	1,079	897
Total operating revenues	$3,378	$3,052	$9,371	$8,526

Note 6 – Aircraft Impairments and Other Related Charges

    In June 2005, the Company recorded $48 million for the impairment and other charges related to nine owned and two leased aircraft of various types that it does not intend to return to service.  Of the $48 million recorded, approximately $40 million related to aircraft rent expense and other charges on the two leased aircraft and $8 million was attributable to aircraft impairments on the nine owned aircraft.  In June 2004, the Company recorded impairment charges totaling $104 million associated with aircraft and related inventory.  As the Company continues to review its aircraft fleet plan in conjunction with its overall route structure and capacity needs, including changes associated with the Company’s eventual plan of reorganization, there will likely be the need for additional charges associated with both owned and leased aircraft.  The impact of these aircraft impairments and other related charges may be significant.

Note 7 – Reorganization Related Items

The condensed consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis that contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

Reorganization items recorded during the quarter ended September 30, 2005, largely consist of the write-off of debt and lease valuation adjustments and aircraft rejection charges.  Debt and lease valuation adjustments represent one time non-cash charges related to the write-off of issuance costs, discounts and premiums related to the Company’s debt and leases classified as subject to compromise.  Aircraft rejection charges are non-cash costs that include the estimated claims resulting from the Company’s rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.  Contract rejection charges are non-cash costs of the estimated claims resulting from the Company’s rejection of certain contract obligations, such as executory contracts and unexpired facility leases.  These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.

For the three-month period ending September 30, 2005, the Company recognized the following reorganization related items (in millions):

Debt and lease valuation adjustments	$144
Aircraft rejection charges	13
Professional fees	1
Contract rejection charges	1
Total reorganization expenses	$159

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Based on the consideration of all available evidence, the Company was required to provide a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company’s third quarter 2005 net loss therefore was not reduced by any tax benefit.

In the event that the Company were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from the current Chapter 11 filing the annual usage of the remaining tax attributes that were generated prior to the change in ownership could be substantially limited.  The amount of limitation, if any, will be determined at the time of the emergence from the current Chapter 11 reorganization.

On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company.  The purpose of the order is to ensure that the Company does not lose the benefit of its NOLs for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.

Note 9 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:
Income (loss) before cumulative effect of accounting change	$(469)	$(38)	$(1,155)	$(436)
Cumulative effect of accounting change	—	—	(69)	—
Preferred stock requirements	(6)	(8)	(22)	(22)
Net income (loss) applicable to common stockholders	$(475)	$(46)	$(1,246)	$(458)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	87,153,391	86,523,146	86,925,736	86,327,275

Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(5.38)	$(0.45)	$(13.29)	$(5.06)
Cumulative effect of accounting change	—	—	(0.79)	—
Preferred stock requirements	(0.07)	(0.09)	(0.25)	(0.25)
Net income (loss) applicable to common stockholders	$(5.45)	$(0.54)	$(14.33)	$(5.31)

      Incremental shares related to contingently convertible debt and the dilutive portion of employee stock options and unvested restricted shares under the treasury method were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  These incremental shares included approximately 19.2 million and 19.4 million shares for the three and nine months ended September 30, 2005, respectively, and 19.5 million and 19.7 million shares for the three and nine months ended September 30, 2004, respectively.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

      Because of the previously stated intent of the Company to settle the Series C Preferred Stock with cash rather than by the Company issuing additional common stock, approximately 6.4 million shares of Series C Preferred Stock equivalents were excluded from the effect of the above dilutive securities computations.

      The Company had total employee stock options and restricted shares outstanding of 9.5 million and 6.5 million as of September 30, 2005 and 2004, respectively.

Note 10 – Liabilities Subject to Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events.

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 cases.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) has not yet been determined.  A proof of claim arising from the rejection of an executory contract or an expired lease must be filed the later of the Bar Date or thirty days from the effective date of the authorized rejection.

Differences between liability amounts the Company has estimated and future claims to be filed by its creditors will be examined by the Bankruptcy Court, which will make a final determination of the allowable claims.  The determination of how these liabilities will ultimately be treated will not be known until the Bankruptcy Court approves a plan of reorganization and the claims resolution process is complete, which may occur well after confirmation of a plan of reorganization.  The Company will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  To the extent that the Company identifies additional amounts subject to compromise, they will be recognized accordingly.  As a result, the amounts of liabilities subject to compromise are subject to change.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $9.5 million during the third quarter of 2005.

 At September 30, 2005, the Company had liabilities subject to compromise of $15.0 billion consisting of the following (in millions):

Debt, including accrued interest	$8,403
Pension, postretirement and other employee related expenses	4,369
Aircraft-related accruals and deferrals	825
Capital lease obligations, including accrued interest	369
Accounts payable and other liabilities	1,070
Total Liabilities Subject to Compromise	$15,036

In addition to the $15 billion of liabilities subject to compromise itemized above, the Company’s $281 million of Preferred Redeemable Stock is also subject to compromise.  This preferred security is not presented as a liability on the Company’s Condensed Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 11 – Long-term Debt not Subject to Compromise

      The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 10 – Liabilities Subject to Compromise”.  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2009, are as follows (in millions):

2005	$7
2006	14
2007	25
2008	25
2009	25

Note 12 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 409 aircraft at September 30, 2005, consisting of 342 narrow-body and 67 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of September 30, 2005 are also provided.  The Company is evaluating its overall fleet requirements and purchase commitments in light of its financial condition and operational requirements.

						Total	Aircraft
	Seating		Capital	Operating	Not in	Aircraft	on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Service	in Service	Order (1)

Passenger Aircraft
Airbus:
A319	124	62	—	12	—	74	7
A320	148	43	4	31	(1)	77	2
A330-200	243	7	—	—	—	7	5
A330-300	298	11	—	—	—	11	9

Boeing:
787-800	221	—	—	—	—	—	18
757-200	180-184	32	5	18	(7)	48	—
757-300	224	16	—	—	—	16	—
747-200	353-430	3	—	2	(1)	4	—
747-400	403	4	—	12	—	16	—

DC9	78-125	141	—	—	(14)	127	—
DC10	273	13	—	7	(4)	16	—
		332	9	82	(27)	396	41

Freighter Aircraft
Boeing 747-200F		9	—	5	(1)	13	—

Total Northwest Operated Aircraft		341	9	87	(28)	409	41

Regional Aircraft
BAE AVRO RJ85	69	10	—	25	—	35	—
Bombardier CRJ-200/440	44-50	—	—	141	(2)	139	13
SAAB 340	30-34	—	—	49	—	49	—

Total Airlink Operated Aircraft		10	—	215	(2)	223	13

Total Aircraft		351	9	302	(30)	632	54

(1)

Aircraft on firm order represent aircraft commitments the Company entered into prior to its Chapter 11 filing date. The Company is evaluating these purchase commitments as part of its overall plan of reorganization.

Note 13 – Comprehensive Income (Loss)

      Comprehensive income (loss) consisted of the following (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net income (loss)	$(469)	$(38)	$(1,224)	$(436)
Change in unrealized gain/loss on available-for-sale securities	(2)	2	(5)	(5)
Change in deferred gain/loss from hedging activities	(2)	41	11	38
Foreign currency translation adjustments	(1)	—	(6)	(1)
Comprehensive income (loss)	$(474)	$5	$(1,224)	$(404)

Note 14 – Pension and Other Postretirement Benefits

The Company has several noncontributory pension plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and, in some cases, employee compensation.   The amounts disclosed below do not reflect the impact of any changes to the benefit plans that might be contemplated as a result of the bankruptcy filing or negotiations with the Company’s unions under the CBAs.

The components of net periodic cost of defined benefit plans included the following (in millions):

	Three months ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$72	$60	$8	$7
Interest cost	137	132	14	13
Expected return on plan assets	(128)	(125)	—	—
Amortization of prior service cost	19	19	(2)	(2)
Recognized net actuarial loss and other events	120	22	8	6
Net periodic benefit cost	$220	$108	$28	$24

	Nine months ended September 30
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$218	$181	$25	$22
Interest cost	412	396	42	39
Expected return on plan assets	(383)	(375)	—	—
Amortization of prior service cost	56	57	(7)	(6)
Recognized net actuarial loss and other events	196	67	23	18
Net periodic benefit cost	$499	$326	$83	$73

Effective August 31, 2005, the Company froze future benefit accruals under the Northwest Airlines Pension Plan for Salaried Employees, a defined benefit plan that covers approximately 3,600 active management and salaried personnel.  Under a plan freeze, no additional service is credited but defined benefits previously earned are unaffected.  For periods after August 31, 2005, replacement pension coverage will be provided for management and salaried personnel through a 401(k)-type defined contribution plan.  In connection with the plan freeze, the Company recorded a one time non-cash curtailment charge of $28 million.

In addition, the Company recorded a $54 million non-cash pension curtailment charge during the third quarter 2005 for the Northwest Airlines Pension Plan for Contract employees as the result of contract employee headcount reductions that occurred in conjunction with the Aircraft Mechanics Fraternal Association (“AMFA”) strike.  Should the Company successfully negotiate to freeze its other defined benefit plans with its unionized workforce, additional non-cash curtailment charges of approximately $400 million would be recorded.

As a result of the Company’s voluntarily filing for Chapter 11 on September 14, 2005, the Company did not make scheduled minimum cash contributions to its qualified defined benefit pension plans for September and October in the amounts of $59 million and $83 million, respectively.

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the PBGC, all of which were previously reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005.  The impact of this change on the three and nine months ended September 30, 2005 was an increase in net periodic benefit cost of $9.4 million and $28.2 million, respectively.

On April 10, 2004, the President signed into law the Pension Funding Equity Act (the “Pension Act”), which reduced current contributions for certain companies, including the Debtors.  Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million.  Through September 14, 2005, the Company had contributed $268 million to these plans and, as a result of its bankruptcy filing on that date, does not plan to make additional contributions during the current calendar year.  Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed, the Company will not be able to meet its contribution requirements for 2006 and beyond based on current funding projections.  As a result of the Chapter 11 filings, the Company has suspended making the full amount of required minimum funding contributions to its defined benefit pension plans.  The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition.  The Company has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans, who is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that the Debtors are not continuing to fund the plans due to bankruptcy prohibitions.  The plans’ level of underfunding is expected to increase during the Chapter 11 cases.

On July 26, 2005, the U.S. Senate Finance Committee reported out of committee a comprehensive pension reform bill that included a provision that would afford airlines a 14-year period to amortize unfunded amounts in frozen defined benefit pension plans.  Based on the Company’s preliminary understanding of the bill’s contents, we believe it provides a potential solution that would significantly reduce the defined benefit plans’ estimated 2006 and 2007 pension funding requirements, if enacted.   If the Company obtains sufficient pension relief, on an expedited basis, and can avoid additional materially adverse business developments, it will attempt to preserve its pension plans.  Otherwise, termination of the defined benefit pension plans would become inevitable.

Note 15 – Subsequent Events

On October 13, 2005 Mesaba Aviation, Inc. (“Mesaba”), a wholly owned subsidiary of MAIR Holding, Inc. (“MAIR”), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Minnesota (Case No. 05-39258 (GFK)).  In accordance with the provisions of the Bankruptcy Code, Mesaba will continue to operate its business as a debtor-in-possession.  The Company is currently unable to determine the impact of Mesaba’s bankruptcy on its operations or financial condition with any certainty.

The Company owns 27.5% of MAIR’s common stock and accounts for this investment under the equity method of accounting.  The book value of this investment as of September 30, 2005, was $44.3 million.  Any losses incurred by Mesaba during its bankruptcy would negatively impact the Company’s net earnings, as well as the book value of the Company’s investment in MAIR, as Mesaba’s financial results are fully consolidated into MAIR’s net income (loss) applicable to common stockholders.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On September 14, 2005, Northwest Airlines Corporation and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.  See “Note 2 – Voluntary Reorganization Under Chapter 11” for additional information related to the Company’s rights, risks and obligations under the Chapter 11 filing.

The competitive pressures on pre-deregulation carriers that are operating today (“Legacy Carriers”) have dramatically intensified in recent years due to the increasingly rapid growth of low cost carriers (“LCCs”), which have much lower labor and operating costs and can profitably charge much lower fares.  Legacy Carriers have been forced to match these fares in order to stay competitive, even though such fares are below their fully allocated costs.  Largely as a result, Legacy Carriers as a group have lost almost $35 billion since January 1, 2001, and their long-term debt has increased from $26 billion to almost $56 billion as of June 30, 2005.  Since 2001, the Company has lost nearly $4.0 billion and its long-term debt has increased from approximately $4.0 billion to $9.0 billion; its unfunded pension liabilities have gone from a deficit of $486 million to a deficit of $3.8 billion; and its shareholders’ equity has gone from positive $231 million to a deficit of $4.3 billion.

The effect of these competitive changes has been amplified by a corresponding change in the airline distribution system.  Increasingly, tickets are being purchased over the Internet rather than through traditional travel agencies.  These Internet travel sites use sophisticated search engines, which can scan multiple airline fares and then display those fares based on various criteria, including price.  The result is a significant increase in the transparency of airline pricing with a corresponding emphasis on each airline matching the lowest available fare in the market.

The efforts of the Company – and of all the Legacy Carriers – to restructure their operations to cope with the radical changes in the airline industry brought about by the growth of the LCCs have been significantly complicated by the enormous increase in the price of jet fuel.  The Company currently expects that its fuel bill for 2005 will be approximately $3.2 billion.  This compares to $2.2 billion for 2004 and $1.6 billion for 2003.  There have been numerous attempts by various Legacy Carriers to raise fares to recoup these fuel expenses but, because of the competitive pressure asserted by the LCCs, most of these attempts have been either unsuccessful or only partially successful.  In fact, the industry’s yields have declined 2.7% since 2003.

The Company attempted to restructure its business to respond to this competitive market environment voluntarily, rather than resorting to a bankruptcy filing, but was unable to do so.  The Company intends to use the provisions of Chapter 11 to reorganize its business on a sustainable basis.  The Chapter 11 process will allow the Company to realize three major goals essential to its transformation: first, a competitive cost structure, including both labor and non-labor costs; second, a more efficient business model that will allow the Company to continue to deliver superior choice and service to its customers; and third, a strengthened balance sheet with debt and equity levels consistent with long-term profitability.

Labor Cost Restructuring. The vast majority of the Company’s employees work under the terms of CBAs.  The Company is currently in discussions with its labor groups, striving to reach consensual agreements to obtain competitive wage scales, work rules and benefit plans in efforts to attain an overall $1.4 billion in annual labor cost savings.  As of September 30, 2005, the Company had achieved approximately $490 million of its targeted savings through a bridge agreement with its Air Line Pilots Association (“ALPA”) represented employees, savings generated by the imposed AMFA contract, and pay and benefit reductions from its management employees.

On August 19, 2005, the AMFA, which represents mechanics, cleaners and custodians at Northwest, declined to send the terms of the Company’s final contract offer to its membership for ratification and called a strike against the

Company.  As a result, the Company implemented its previously developed contingency plans.  Since August 19, the Company has held multiple negotiations with AMFA, but no resolution has been reached.  The Company has subsequently replaced the aircraft mechanics and cleaners who went on strike with a combination of newly hired personnel, AMFA members who crossed the picket lines to reclaim their jobs, and third party contractors.  Of the total replacement workers, approximately 880 will be permanent Northwest employees.

The Bankruptcy Code provides special treatment for CBAs.  In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.

After filing its Bankruptcy Petitions, but before filing a motion under Section 1113 with the Bankruptcy Court, the Company submitted its proposals under Section 1113 to its Unions (“Unions”).   Having thus satisfied the requirements outlined above, the Company filed an application on October 12, 2005, to reject, under section 1113(c) of the Bankruptcy Code, nine CBAs between the Company and the six Unions that represent the vast majority of the Company’s employees.  In formulating its Section 1113 proposal, the Company set out goals for the net amount of savings needed from each labor group in order to achieve overall competitive labor costs.  The Company is targeting approximately $1.4 billion in annual labor cost savings, based on a “steady state” level of operations.  Such savings do not include pension restructuring, which the Company also anticipates.  As described in “Note 14 – Pension and Other Postretirement Benefits”, new pension legislation is currently under consideration.  If a legislative solution arrives expeditiously and provides sufficient relief, and the Company is able to avoid other adverse economic events in its business environment, the Company proposes to “freeze” its underfunded defined benefit plans, thereby preserving all vested benefits for current and future retirees.  The Company proposes, in place of defined benefit plans, to offer a defined contribution plan for all employees at 5% of wages, or plans that are of equivalent cost to the Company.  Relief under Section 1113(c) or new consensual CBAs is essential to the Company’s ability to achieve competitive labor costs.  Even if the Company is successful in achieving competitive labor costs (whether through rejecting the CBAs under Section 1113(c) or through consensual agreements), there can be no assurance that this will not result in labor disruptions.

On November 7, 2005, the Company reached interim labor cost savings agreements with ALPA and the Professional Flight Attendants Association (“PFAA”).  The ALPA Master Executive Council agreed to temporary pay and other reductions of $215 million on an annualized basis and PFAA leaders agreed to cuts of $117 million, both on an annual “steady state” level of operations.  In connection with these agreements, the Company agreed to extend the first hearing date under Section 1113(c) to no earlier than January 16, 2006. The ALPA agreement is subject to membership ratification, and both agreements are contingent upon the imposition (either voluntarily or through Section 1113(e)) of comparable reductions on work groups represented by the International Association of Machinists and Aerospace Workers (“IAM”).

The Company was unable to reach an interim agreement with the IAM leadership and consequently has filed a Section 1113(e) motion with the Bankruptcy Court that seeks temporary wage and benefit reductions of $114 million from that union.  Northwest has asked for a mid-November hearing date.  The Company and the IAM continue to negotiate, in hopes of reaching a permanent cost reduction agreement.

The Company reached tentative agreements on permanent wage and benefit reductions with employees represented by the Aircraft Technical Support Association and The Northwest Airlines Meteorology Association.  The airline hopes to reach an agreement with the Transport Workers Union of America in the near future.

Non-labor Cost Restructuring.  Since 2001, the Company has achieved approximately $1.7 billion of annual operating improvements through cost reductions and revenue enhancement initiatives.  The Company intends to obtain additional savings of $150 million annually through further reductions in non-labor costs.  Areas targeted for reduction include technology related costs, distribution expenses, procurement costs and other items.  Additionally, cost reductions through restructuring of the Company’s agreements with its regional carriers will be pursued.

Balance Sheet Restructuring.  In the face of mounting losses and prior to its bankruptcy filing, the Company managed to remain in business through a strategy that included borrowing cash and selling assets.  This had the unfortunate consequence of leaving the Company today with a very high debt burden of $14 billion, which includes $5 billion of aircraft-related operating lease commitments.  To successfully restructure and exit bankruptcy, the Company must eliminate excess debt and recapitalize its balance sheet.  With respect to its aircraft-related debt, the Company intends to use the authority provided by its Chapter 11 proceedings to negotiate reductions in above-market

aircraft leases or, in cases where this is not possible, to return the affected aircraft.   The Company will reduce unprofitable flying and re-optimize its network as part of this capacity reduction.

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of a debtor’s estate.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under the plan of reorganization.

Notwithstanding the preceding general discussion of the automatic stay, the Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that specifies different treatment.  Section 1110 provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional lender, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.  This applies to substantially all of the Company’s aircraft.  The Company is currently in negotiations with the affected parties.

Operating Statistics – Three and nine months ended September 30, 2005 and 2004

Comparative operating statistics and results for the three and nine months ended September 30, 2005 and 2004, are provided below.  As described in “Note 1 – Basis of Presentation”, results for the most recent period are presented in accordance with SOP 90-7 and on a going concern basis.

Information with respect to the Company’s operating statistics follows (1):

	Three months ended						Nine months ended
	September 30				Percent		September 30				Percent
	2005		2004		Change		2005		2004		Change
Scheduled service:
Available seat miles (ASM) (millions)	24,160		23,814		1.5		70,697		68,409		3.3
Revenue passenger miles (RPM) (millions)	20,437		19,744		3.5		58,625		55,225		6.2
Passenger load factor	84.6%		82.9%		1.7	pts.	82.9%		80.7%		2.2	pts.
Revenue passengers (millions)	15.0		14.8		1.4		43.6		41.6		4.8
Passenger revenue per RPM (yield)	12.14	¢	11.63	¢	4.4		11.71	¢	11.66	¢	0.4
Passenger revenue per ASM (RASM)	10.27	¢	9.64	¢	6.5		9.71	¢	9.41	¢	3.2
Total operating ASM (millions)	24,186		23,839		1.5		70,816		68,524		3.3
Passenger service operating expense per total ASM (2) (3)	11.82	¢	10.24	¢	15.4		11.43	¢	10.36	¢	10.3
Pension curtailment charges per total ASM	0.34	¢	0.00	¢	n/m		0.11	¢	0.00	¢	n/m
Aircraft and aircraft related write-downs per total ASM	0.00	¢	0.00	¢	n/m		0.07	¢	0.15	¢	(53.3)
Mainline fuel expense per total ASM	3.24	¢	2.26	¢	43.4		2.88	¢	2.02	¢	42.6
Cargo ton miles (millions)	633		579		9.3		1,791		1,697		5.5
Cargo revenue per ton mile	39.55	¢	36.45	¢	8.5		38.80	¢	34.59	¢	12.2
Fuel gallons consumed (millions)	462		459		0.7		1,348		1,322		2.0
Average fuel cost per gallon, excluding taxes	184.52	¢	124.45	¢	48.3		162.75	¢	111.19	¢	46.4
Number of operating aircraft at end of period							409		436		(6.2)

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

(3)	Passenger service operating expense excludes the following items unrelated to passenger service operations (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Freighter operations	$223	$150	$578	$442
MLT Inc. – net of intercompany eliminations	42	44	158	153
Regional carriers	414	322	1,162	866
Other	10	15	34	43

Results of Operations – Three months ended September 30, 2005 and 2004

Operating Revenues.  Operating revenues increased 10.7% ($326 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 8.1% ($185 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$2,482		$1,536		$576		$370

Increase (Decrease) from 2004:
Passenger revenues (in millions)	$185		$68		$45		$72
Percent	8.1%		4.6%		8.5%		24.2%

Scheduled service ASMs (capacity)	1.5%		(0.4)%		(0.1)%		12.8%
Scheduled service RPMs (traffic)	3.5%		2.7%		1.0%		11.4%
Passenger load factor	1.7	pts.	2.5	pts.	0.9	pts.	(1.2	) pts.
Yield	4.4%		1.9%		7.4%		11.3%
Passenger RASM	6.5%		5.1%		8.6%		9.8%

As indicated in the above table:

•                  Domestic passenger revenues increased 4.6%, primarily due to higher traffic and a slight rise in yields.

•                  Pacific passenger revenues rose 8.5% due principally to substantially improved yields.

•                  Atlantic passenger revenues advanced over 24% due to a sharp rise in both traffic and yields on significantly more capacity.

Regional carrier revenues increased 18.4% ($56 million) to $360 million, due primarily to the increased capacity from 32 additional Bombardier CRJ aircraft that have entered service since September 30, 2004.

Cargo revenues increased 18.5% ($39 million) to $250 million due to a 9.3% rise in ton miles flown and 8.5% higher yields.  Other revenue increased 19.2% ($46 million) as a result of increased partner revenue, higher ticket change fees and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 19.2% ($572 million).  The following table and notes present operating expenses for the three months ended September 30, 2005 and 2004 and describe significant year-over-year variances:

	Three months ended		Increase
	September 30		(Decrease)	Percent
(in millions)	2005	2004	from 2004	Change	Note
Operating Expenses
Salaries, wages and benefits	$1,000	$952	$48	5.0%	A
Aircraft fuel and taxes	893	605	288	47.6	B
Selling and marketing	206	209	(3)	(1.4)	C
Aircraft maintenance materials and repairs	208	121	87	71.9	D
Other rentals and landing fees	158	154	4	2.6	E
Depreciation and amortization	133	126	7	5.6	F
Aircraft rentals	102	109	(7)	(6.4)	G
Regional carrier expenses	414	322	92	28.6	H
Other	431	375	56	14.9	I
Total operating expenses	$3,545	$2,973	$572	19.2%

A.

Salaries, wages and benefits increased primarily due to pension curtailment charges, partially offset by the wages foregone during the AMFA strike and pilot and management reductions that became effective as of December 1, 2004.

B.	Aircraft fuel and taxes were higher due to a 48.3% increase in the average fuel cost per gallon to $1.85 (net of hedging transactions) and 0.7% more gallons consumed.
C.	Selling and marketing were essentially flat versus the previous year.
D.	Aircraft maintenance materials and repairs increased by $87 million, due primarily to outsourcing required by the AMFA strike and a higher volume of engine maintenance work.
E.	Other rentals and landing fees increased due to higher rates across the system.
F.

Depreciation expense increased primarily due to additional aircraft and lower salvage values, partially offset by impairment charges booked in prior periods and certain aircraft becoming fully depreciated.

G.	Aircraft rental expense decreased primarily due to aircraft purchased off lease and charges taken on leased aircraft recorded in June 2005.
H.	The $92 million increase was primarily driven by increased regional carrier capacity and higher regional carrier fuel costs.
I.

Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased $56 million due to outsourcing and contingency planning.

Other Income and Expense.  Non-operating expense increased 157% ($184 million) primarily due to reorganization expenses that totaled $159 million.  See “Note 7 – Reorganization Related Items” for additional information related to reorganization expenses.

Results of Operations – Nine months ended September 30, 2005 and 2004

      Operating Revenues.  Operating revenues increased 9.9% ($845 million), the result of higher system passenger, regional carrier, cargo and other revenues.

System passenger revenues increased 6.6% ($424 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$6,864		$4,433		$1,526		$905

Increase (Decrease) from 2004:
Passenger revenues (in millions)	$424		$103		$174		$147
Percent	6.6%		2.4%		12.9%		19.4%

Scheduled service ASMs (capacity)	3.3%		0.8%		5.0%		12.0%
Scheduled service RPMs (traffic)	6.2%		5.0%		4.8%		13.5%
Passenger load factor	2.2	pts.	3.2	pts.	(0.2	) pts.	1.2	pts.
Yield	0.4%		(2.5)%		7.8%		5.1%
Passenger RASM	3.2%		1.5%		7.4%		6.5%

As indicated in the above table:

•                  Domestic passenger revenues increased 2.4% due to higher traffic, partially offset by lower yields.

•                  Pacific passenger revenues showed an increase of almost 13% due to significantly improved yields and higher traffic on additional capacity.

•                  Atlantic passenger revenues increased 19.4% due to a strong rise in traffic and improved yields on significantly more capacity.

Regional carrier revenues increased 23.3% ($185 million) to $980 million, due primarily to the increased capacity from 32 additional Bombardier CRJ aircraft that have entered service since September 30, 2004.

Cargo revenues increased 18.4% ($108 million) to $695 million due to 12.2% higher yields and 5.5% more ton miles flown.  Other revenue increased 18.2% ($128 million) as a result of increased partner revenue, rental revenue, higher ticket change fees and other non-transportation service fees.

Operating Expenses.  Operating expenses increased 16.5% ($1.4 billion).  The following table and notes present operating expenses for the nine months ended September 30, 2005 and 2004 and describe significant year-over-year variances:

	Nine months ended		Increase
	September 30		(Decrease)	Percent
(in millions)	2005	2004	from 2004	Change	Note
Operating Expenses
Salaries, wages and benefits	$2,933	$2,853	$80	2.8%	A
Aircraft fuel and taxes	2,313	1,554	759	48.8	B
Selling and marketing	634	588	46	7.8	C
Aircraft maintenance materials and repairs	509	341	168	49.3	D
Other rentals and landing fees	482	449	33	7.3	E
Depreciation and amortization	413	504	(91)	(18.1)	F
Aircraft rentals	341	338	3	0.9	G
Regional carrier expenses	1,162	866	296	34.2	H
Other	1,242	1,114	128	11.5	I
Total operating expenses	$10,029	$8,607	$1,422	16.5%

A.

Salaries, wages and benefits increased slightly due to pension curtailment charges, annual wage rate increases and increased capacity, partially offset by the wages foregone during the AMFA strike and pilot and management reductions that became effective as of December 1, 2004.

B.

Aircraft fuel and taxes were higher due to a 46.4% increase in the average fuel cost per gallon to $1.63 (net of hedging transactions) and 2% more gallons consumed. Fuel hedge transactions reduced fuel costs by $20.8 million for the nine months ended September 30, 2005 compared with a $2 million reduction for the nine months ended September 30, 2004.

C.	Selling and marketing increases were largely volume related, due to a 6.6% increase in passenger revenue and a 23.3% increase in regional carrier revenues.

D.	Aircraft maintenance materials and repairs increased by $168 million, due to increased outsourcing and a higher volume of engine maintenance work.
E.	Other rentals and landing fees increased due to higher rates across the system.
F.	Depreciation expense decreased primarily due to $104 million of aircraft and aircraft related impairments recorded in the second quarter of 2004.
G.	Aircraft rental expense was essentially unchanged versus the previous year.
H.	The $296 million increase was primarily driven by increased regional carrier capacity and higher regional carrier fuel costs.
I.

Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased $128 million due to outsourcing and contingency planning.

Other Income and Expense.  Non-operating expense increased 38.3% ($136 million) primarily due to higher interest expense related to increased debt levels, rising interest rates on variable rate debt, an $18 million loss recognized on the sale of the Pinnacle Airlines note to Pinnacle Airlines Corp, and expenses in the amount of $159 million incurred during reorganization, partially offset by a $102 million gain from the sale of Prudential shares.  See “Note 7 – Reorganization Related Items” for additional information related to reorganization expenses.

Liquidity and Capital Resources

The matters described in “Liquidity and Capital Resources”, to the extent that they relate to future events or expectations, may be significantly affected by the Company’s Chapter 11 filing.  The Chapter 11 proceedings will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Generally, under the Bankruptcy Code, most of a debtor’s liabilities must be satisfied in full before a debtor’s stockholders can receive any distribution on account of such shares.   The Company currently believes that no value will be ascribed to the Company’s outstanding common stock and other equity securities in any plan of reorganization.

As of September 30, 2005, the Company had cash, cash equivalents and short-term investments of $2.11 billion.  This amount includes $520 million of restricted cash, cash equivalents and short-term investments, resulting in available liquidity of $1.59 billion.

Cash Flows.  Liquidity decreased by $867 million during the nine months ended September 30, 2005, largely due to net losses, capital expenditures, debt payments, funding of the Company’s irrevocable tax trust and certain cash holdbacks and deposits required by various transaction processors as a result of the Company’s bankruptcy filing.

Operating Activities.  Operating activities for the nine months ended September 30, 2005, consumed $365 million, a difference of $778 million from the $413 million of cash provided by operating activities for the nine months ended September 30, 2004.  This decrease was largely driven by a higher net loss in 2005.

Credit Card Processing Agreements.  In September 2005, Northwest executed an agreement that amended and restated its Credit Card Processing Agreement with U.S. Bank.  The new agreement extends the term until December 31, 2008, includes a provision that will allow a certain level of funds to be withheld by U.S. Bank from credit card sales, and secures all obligations under the agreement as well as those under the Co-Branded Credit Card Agreement and the letter of credit facility with U.S. Bank referred to below.  Such amounts withheld by U.S. Bank would be released in part or in whole upon Northwest meeting certain requirements.  As part of this agreement, U.S. Bank is currently holding certain amounts, which are reflected as components of Other assets on the Company’s Condensed Consolidated Balance Sheets.

The agreement also provides for certain amendments to the Co-Branded Credit Card Agreement, which would similarly be extended until December 31, 2008.  New terms include an option for prepayment of miles and fees to Northwest from U.S. Bank under the WorldPerks program, subject to Northwest meeting certain requirements.  In addition, the agreement includes an extension of Northwest’s $98 million standby letter of credit facility through April 30, 2006, which allows for letters of credit to be outstanding through April 30, 2007.

The Bankruptcy Court entered a final order in October 2005 that authorized Northwest to assume the Credit Card Processing Agreement, to continue to perform under the Co-Branded Credit Card Agreement, and to continue the $98 million standby letter of credit facility.

In October 2005, Northwest executed an addendum to its airline card services agreement with American Express Travel Related Services Company, Inc., (“American Express”), that provides for the retention of certain funds by American Express from credit card sales.  The initial reserve will increase or decrease based on Northwest achieving certain requirements.  As part of this agreement, American Express is currently holding certain amounts, which are reflected as components of Other assets on the Company’s Condensed Consolidated Balance Sheets.  This agreement is subject to Bankruptcy Court approval.

Investing Activities.  Investing activities for the nine months ended September 30, 2005, consisted primarily of the sale of short-term investments, aircraft capital expenditures and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Investing activities for the nine months ended September 30, 2005 also included $279 million of additional funding to the Company’s irrevocable tax trust, which increased the Company’s restricted cash, cash equivalents and short-term investment balance.  See “Note 1 – Basis of Presentation” for additional information regarding the Company’s irrevocable tax trust.  Additionally, investing activities during for the nine months ended September 30, 2005, included proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines and $102 million in proceeds from the sale of the Prudential Financial Inc. common stock received in conjunction with Prudential’s demutualization.  Investing activities for the nine months ended September 30, 2004, other than aircraft and related purchases and short-term investments, included facility and aircraft modification programs.

Financing Activities.  Financing activities in the nine months ended September 30, 2005, included financing one Airbus A330 aircraft with long-term debt, debt proceeds of $227 million from three secured financing agreements, debt proceeds of $101 million from the financing of certain of the Company’s properties in Tokyo, repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.  Financing activities in the nine months ended September 30, 2004, included financing one Airbus A330-200 and one Airbus A330-300 aircraft with long-term debt, the issuance of $300 million unsecured notes due 2009, repayment of $138 million of 8.375% unsecured notes in March 2004, repayment of $195 million 8.52% unsecured notes in April 2004, plus payment of other debt and capital lease obligations.

In addition to the one Airbus A330 aircraft financed with debt proceeds discussed above, the Company also took delivery of four Airbus A319, two Airbus A330 and 24 Bombardier CRJ aircraft during the nine months ended September 30, 2005.  The four Airbus A319 and two Airbus A330 aircraft were acquired largely through non-cash transactions with the manufacturer, which are reflected as debt on the Company’s Consolidated Balance Sheets but are not classified as cash flow activities.  The Company entered into operating leases with respect to the 24 Bombardier CRJ aircraft and then subleased 22 of the aircraft to Pinnacle Airlines pursuant to the Company’s airline services agreement with Pinnacle Airlines.  The remaining two Bombardier CRJ aircraft were subleased to Mesaba pursuant to the Company’s airline services agreement with Mesaba.  In connection with the acquisition of all 31 aircraft, the Company entered into long-term debt arrangements and operating leases under which the aggregate amount of debt incurred totaled $213 million and the minimum lease payments at inception equaled $561 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the nine months ended September 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2005	2004	2005	2004

Airbus A319	—	—	4	—
Airbus A330-300	1	1	2	2
Airbus A330-200	—	1	—	3
Bombardier CRJ – 440	—	—	12	24
Bombardier CRJ – 200	—	—	12	9
	1	2	30	38

      Debt.  The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 10 – Liabilities Subject to Compromise”.  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2009, are as follows (in millions):

2005	$7
2006	14
2007	25
2008	25
2009	25

      Aircraft Commitments. The Company is evaluating its overall fleet requirements and purchase commitments in light of its financial condition and operational requirements.  Currently, committed expenditures for the 54 aircraft and related equipment on firm order, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $224 million for the remainder of 2005, $708 million in 2006, $857 million in 2007, $1.2 billion in 2008 and $486 million in 2009.

Pension Funding Obligations.  The Company has several noncontributory pension plans covering substantially all of its employees.  As of December 31, 2004, the Company’s plans were significantly underfunded as measured under the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”).  Projected benefit obligations under the plans totaled $9.25 billion, approximately $3.82 billion in excess of the fair value of plan assets. Unless future asset returns exceed plan assumptions, and so long as the Company maintains the plans, the Company will have to satisfy the underfunded amounts of the plans through cash contributions over time.  The timing and amount of funding requirements also depend upon a number of other factors, including interest rates, potential changes in pension legislation, the Company’s decision to make voluntary prepayments, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.  The Company’s recent bankruptcy filing may also impact the timing and amounts of future contributions.

On April 10, 2004, the President signed into law the Pension Act, which reduced current contributions for certain companies, including the Debtors.  Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million.  Through September 14, 2005, the Company had contributed $268 million to these plans and, as a result of its bankruptcy filing on that date, does not plan to make additional contributions during the current calendar year.  Absent further legislative relief, authorization by the IRS to reschedule future contributions, contractual relief under the Company’s collective bargaining agreements, substantial changes in interest rates, or asset returns significantly above the 9.5% annual rate currently assumed,  the Company will not be able to meet its contribution requirements for 2006 and beyond based on current funding projections.  As a result of the Chapter 11 filings, the Company has suspended making the full amount of required minimum funding contributions to its defined benefit pension plans.  The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition.  The Company has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans, who is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that the Debtors are not continuing to fund the plans due to bankruptcy prohibitions.  The plans’ level of underfunding is expected to increase during the Chapter 11 cases.

On July 26, 2005, the U.S. Senate Finance Committee reported out of committee a comprehensive pension reform bill that included a provision that would afford airlines a 14-year period to amortize unfunded amounts in frozen defined benefit pension plans.  Based on the Company’s preliminary understanding of the bill’s contents, we believe it provides a potential solution that would significantly reduce the defined benefit plans’ estimated 2006 and 2007 pension funding requirements, if enacted.  If the Company obtains sufficient pension relief, on an expedited basis, and can avoid additional materially adverse business developments, it will attempt to preserve its pension plans.  Otherwise, termination of the defined benefit pension plans would become inevitable.

Other Information

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

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company hedged $73.3 million of its yen-denominated sales in the three months ended September 30, 2005, resulting in an effective rate of 105 yen per U.S. dollar, the prevailing average contract rate for the period.  The Company hedged $130 million of its yen-denominated sales in the three months ended September 30, 2004, resulting in an effective rate of 114 yen per U.S. dollar, the prevailing average contract rate for the period. The average market yen rate for the quarters ended September 30, 2005 and 2004 was 109.5 and 112.3, respectively.  At September 30, 2005, the Company has hedged approximately 26% and 5% of its remaining 2005 and 2006 anticipated yen-denominated sales at an average rate of 105 and 101 yen per U.S. dollar, respectively, and has recorded $10.4 million of unrealized gain in accumulated other comprehensive income associated with those hedges.

      Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 2.1 billion gallons, producing a $21 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of September 30, 2005, there were no outstanding fuel hedges or associated unrealized gains (losses) in accumulated other comprehensive income (loss).  As of July 2004, the Company had hedged the price of approximately 25% of its projected fuel requirements for the second half of 2004 through collars established at a crude oil price of $34 to $41 per barrel.  Comparatively, the average crude oil price for the three months ended September 30, 2005 was $65 per barrel.

      War Risk Insurance.  As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage.  Following multiple extensions, this coverage is scheduled to expire on December 31, 2005.  While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided.  Refer to “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2004 for additional discussion regarding war risk coverage and insurance costs.

      Employee Stock Plan.  During the third quarter of 2005, State Street Bank and Trust Company, which is the trustee for the Company common stock that was given to salaried employees in the Employee Stock Plan during the wage savings period from 1993 – 1996, sold all remaining shares of the Company’s common stock for which it is trustee under that plan.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in the global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuation, inflation and other factors discussed herein.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, and “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4.      Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures – As of September 30, 2005, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

      Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.

      Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2004.

          Series C Preferred Stock Litigation.  In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03).  In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03).  Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  Before discovery was complete, plaintiffs filed motions for summary judgment.  On March 24, 2005, the judge ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary. On August 24, 2005, Northwest and the plaintiffs reached an agreement, among other things, to cancel the trial and to establish the amount of damages owed to employees represented by the plaintiffs should the trial court’s liability determination be upheld (nearly $277 million).  The agreement also established the procedural process for Northwest to appeal the trial court’s liability judgment and to seek a stay of enforcement of the judgment.  The plaintiffs also agreed not to take any action to enforce the judgment unless and until the New York State Appellate Division denies Northwest’s motion to stay enforcement of the judgment.

      Further proceedings in this litigation, and substantially all of the Company’s other litigation, including the litigation disclosed in the Company’s annual report on Form 10-K for 2004, have been stayed following the Company’s Chapter 11 filing.

Item 6.       Exhibits

          (a)     Exhibits:

*10.1	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland
*10.2

Letter Agreement dated as of July 1, 2005 between Northwest Airlines Corporation and J. Timothy Griffin amending an outstanding Award under the Northwest Airlines Corporation E-Commerce Incentive Compensation Program

*10.3	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Compensatory plans in which the directors and executive officers of Northwest participate.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November 2005.

NORTHWEST AIRLINES CORPORATION
By	/s/ James G. Mathews
James G. Mathews
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
*10.1	Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland
*10.2

Letter Agreement dated as of July 1, 2005 between Northwest Airlines Corporation and J. Timothy Griffin amending an outstanding Award under the Northwest Airlines Corporation E-Commerce Incentive Compensation Program

*10.3	First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Compensatory plans in which the directors and executive officers of Northwest participate.