Form 10-K
period 2005-12-31
NORTHWEST AIRLINES CORP
filed 2006-03-16
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Debtor-in-Possession)

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $387 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of January 31, 2006, there were 87,262,242 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K will be provided in accordance with General Instruction G3 no later than April 30, 2006.

PART I

Item 1.    BUSINESS

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the indirect parent corporation of Northwest Airlines, Inc. (“Northwest”). Northwest operates the world’s fifth largest airline, as measured by 2005 revenue passenger miles (“RPMs”), and is engaged in the business of transporting passengers and cargo. Northwest began operations in 1926. Northwest’s business focuses on the development of a global airline network through its strategic assets that include:

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

•                  a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”);

•                  membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air;

•                  exclusive marketing agreements with two domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle Airlines”) and Mesaba Aviation, Inc. (“Mesaba”), both of which operate as Northwest Airlink (“Airlink”); and

•                  a cargo business that operates 14 dedicated freighter aircraft through hubs in Anchorage and Tokyo.

Northwest’s business strategies are designed to utilize these assets to the Company’s competitive advantage.

The Company maintains a Web site at http://www.nwa.com. Information contained on the Company’s website is not incorporated into this annual report on Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through its Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Additional information concerning the Company’s Chapter 11 restructuring is at: http://www.nwa-restructuring.com.

See “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a discussion of trends and factors affecting the Company and the airline industry. The Company is managed as one cohesive business unit, but employs various strategies specific to the geographic regions in which it operates. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 20 – Geographic Regions” for a discussion of Northwest’s operations by geographic region.

Chapter 11 Proceedings

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11. The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)” (the “Chapter 11 case”). Accordingly, the accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

Our consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

However, as a result of the matters discussed under “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry,” including the Company’s Chapter 11 proceedings, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainties. Given these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to use the provisions of Chapter 11 to reorganize its business in order to return to profitability on a sustained basis. The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Realizing a competitive cost structure, including $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

The Company has taken a number of actions necessary to achieve these objectives. These actions are outlined below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings.”  In addition, any business plan that forms the basis for a plan of reorganization will have to produce sufficient returns to permit the Company to have adequate access to the capital markets. Any plan will likely require profit improvements and/or cost reductions beyond those elements identified above. The Company will continue to refine its Chapter 11 related goals and objectives in response to market conditions.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005, an Official Committee of Unsecured Creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. There can be no assurance that the Creditors’ Committee will support the Company’s positions or plan of reorganization.

With the exception of the Company’s non-debtor subsidiaries, the Company continues to operate the business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, and applicable court orders. In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In conjunction with the commencement of the Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case. The most significant of these orders (i) authorize the Company to honor pre-petition obligations to customers, (ii) authorize the Company to honor obligations to employees for pre-petition employee salaries, wages, incentive compensation, and benefits, and (iii) permit the Debtors to operate their consolidated cash management system during the Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Chapter 11 case.

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

The Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by Section 1110 of the Bankruptcy Code (“Section 1110”). Section 1110 provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.

The Section 1110 deadline for the Debtors was November 14, 2005. The Debtor has targeted to restructure approximately 50% of its fleet count and is currently on track to realize a projected reduction of approximately $2.6 billion in balance sheet debt and present value of operating lease payments related to these assets. Agreements are in place or have been tentatively reached for the majority of the targeted savings; manufacturer agreements have also been reached with certain aircraft, aircraft engine, and aircraft-related equipment manufacturers. The Company is currently in negotiations with the other parties.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations. These obligations are reflected in the Debtors’ liabilities subject to compromise. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” for additional information.

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft, and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach. These pre-petition general unsecured claims for damages, where appropriate, are reflected in the Debtors’ liabilities subject to compromise. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” for additional information. The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these overall claims with any degree of certainty at this time.

The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”). In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection. The Company has commenced Section 1113(c) proceedings with three of its unions, and has completed the Section 1113(c) hearings with the Professional Flight Attendants Association (“PFAA”) and the Air Line Pilots Association (“ALPA”), although the judge has not yet ruled.

On January 13, 2006, the International Association of Machinists and Aerospace Workers (“IAM”), which represents the Company’s ground employees, agreed to submit the Company’s contract settlement proposal to its members for ratification. As a result of the IAM’s agreement, the Company did not begin the Section 1113(c) hearing related to the IAM collective bargaining agreements. On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members. However, the Company’s contract proposal was not ratified by the IAM-represented equipment service employees (“ESEs”). As a consequence of the ESE ratification vote results, the Company will request that the Bankruptcy Court proceed with the motion for a Section 1113(c) hearing related to the ESE members of the IAM.

On March 1, 2006, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA. The flight attendant agreement is subject to ratification by the Company’s PFAA-represented employees. On March 3, 2006, the Company reached a tentative consensual agreement on a new contract with its pilots, represented by ALPA. The pilot agreement is subject to approval by Northwest’s ALPA-represented employees. Currently, all of the tentative agreements, and the IAM contract proposal, are conditioned on the other agreements becoming effective or on the Company’s obtaining the contemplated savings through implementation of new contract terms.

In November 2005, the Company obtained interim wage reductions either consensually or through Section 1113(e), which will remain in place until the resolution of the Section 1113(c) process.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code in conjunction with its Section 1113(c) hearings pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for further information on the Company’s labor cost restructuring.

On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company. The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes. Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate. Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs. Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 – Income Taxes” for further information related to the Company’s NOLs.

The Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK. However, the Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

The New York Stock Exchange advised the Company on September 15, 2005 that trading in Northwest’s 10.5% Class D Pass Through Certificates, Series 2003-1 due April 1, 2009, ticker symbol NWB RP09, as well as the 9.5% Senior Quarterly Interest Bonds due August 15, 2039 (QUIBS), ticker symbol NWB, was suspended. The QUIBS can still be traded on the “over-the-counter” market under the symbol NWBBQ.PK; however, the Company is no longer accruing or paying interest.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations and set forth the revised capital structure of the newly reorganized entity. The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. On January 10, 2006, pursuant to Section 1121(d) of the Bankruptcy Code, the Bankruptcy Court approved a motion filed by the Debtors to extend the deadline of the Debtors’ exclusive right to file a plan of reorganization and the deadline to obtain necessary acceptance of the plan to July 13, 2006 and September 12, 2006, respectively.

A plan of reorganization must be voted on by holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and, as noted above, be confirmed by the Bankruptcy Court. A plan has been accepted by holders of claims against and equity interests in a Debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to develop a reorganization plan during 2006 for emergence from Chapter 11, or obtain additional extensions to its exclusivity period, there can be no assurance that a reorganization plan will be proposed by the Debtors within the required timeframe or that additional extensions, if required, will be approved. Also, there is no assurance that the proposed plan will be approved by claim holders or confirmed by the Bankruptcy Court.

Operations and Route Network

Northwest and its Airlink partners operate substantial domestic and international route networks and directly serve more than 248 destinations in 23 countries in North America, Asia and Europe.

Domestic System

Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

Detroit. Detroit is the ninth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 150 destinations from Detroit. For the six months ended June 30, 2005, they enplaned 59% of originating passengers from Detroit, while the next largest competitor enplaned 12%.

Minneapolis/St. Paul. Minneapolis/St. Paul is the eighth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve over 161 destinations from Minneapolis/St. Paul. For the six months ended June 30, 2005, they enplaned 62% of originating passengers from Minneapolis/St. Paul, while the next largest competitor enplaned 13%.

Memphis. Memphis is the seventeenth largest origination/destination hub in the U.S. Northwest and its Airlink carriers together serve 88 destinations from Memphis. For the six months ended June 30, 2005, they enplaned 57% of originating passengers from Memphis, while the next largest competitor enplaned 14%.

Other Domestic System Operations. Domestic “non-hub” operations include service to as many as 18 destinations from Indianapolis, seven destinations from Milwaukee, service from several heartland cities to Las Vegas, Washington D.C. and Florida destinations, and service from several west coast gateway cities to Hawaii.

International System

Northwest operates international flights to the Pacific and/or the Atlantic regions from its Detroit, Minneapolis/St. Paul and Memphis hubs, as well as from gateway cities such as Boston, Honolulu, Los Angeles, San Francisco, Seattle and Portland.

Pacific. Northwest has served the Pacific market since 1947 and has one of the world’s largest Pacific route networks. Northwest’s Pacific operations are concentrated at Narita International Airport in Tokyo, where it has 362 permanent weekly takeoffs and landings (“slots”) as of December 31, 2005, the most for any non-Japanese carrier. As a result of a 1952 U.S. – Japan bilateral aviation agreement, Northwest has the right to operate unlimited frequencies between any point in the U.S. and Japan as well as extensive “fifth freedom” rights. Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers. Northwest and United Airlines, Inc. (“United”) are the only U.S. passenger carriers that have fifth freedom rights from Japan. Northwest uses these slots and rights to operate a network linking seven U.S. gateways and twelve Asian destinations via Tokyo. The Asian destinations served via Tokyo are Bangkok, Beijing, Busan, Guam, Guangzhou, Hong Kong, Manila, Nagoya, Saipan, Seoul, Shanghai, and Singapore. Additionally, Northwest flies nonstop between Detroit and Osaka and Nagoya, and beyond both cities to Saipan and Guam, and uses its fifth freedom rights to fly beyond Osaka to Taipei and beyond Nagoya to Manila.

On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement that provides for a significant expansion of air services between the two countries. On July 23, 2004, the U.S. Department of Transportation (“DOT”) gave Northwest the authorization for seven additional combination (passenger and cargo) service frequencies that became available to the Company on August 1, 2004. On October 31, 2004, the Company began using these frequencies to provide new daily roundtrip service between Detroit and Guangzhou, via Tokyo. As a result of these new frequencies, Northwest is currently the only U.S. carrier operating combination service to Guangzhou.

Atlantic. Northwest and KLM operate an extensive transatlantic network pursuant to a commercial and operational joint venture. This joint venture benefits from having antitrust immunity, which allows for coordinated pricing, scheduling, product development and marketing. In 1992, the U.S. and the Netherlands entered into an “open-skies” bilateral aviation treaty, which authorizes the airlines of each country to provide international air transportation between any U.S.-Netherlands city pair and to operate connecting service to destinations in other countries. Northwest and KLM operate joint service between Amsterdam and 17 cities in the U.S., Canada and Mexico, as well as between Amsterdam and India. Codesharing between Northwest and KLM has been implemented on flights to 59 European, six Middle Eastern, ten African, three Asian and 169 U.S. cities. Codesharing is an agreement whereby an airline’s flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft. After September 2007, the joint venture can be terminated on three years’ notice. In May 2004, Air France acquired KLM, and KLM and Air France became wholly-owned subsidiaries of a new holding company.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 20 – Geographic Regions” for a discussion of Northwest’s operations by geographic region.

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

Since 1998, Northwest and Continental have been in a domestic and international strategic commercial alliance that connects the two carriers’ networks and includes extensive codesharing, frequent flyer program reciprocity and other cooperative marketing programs. The alliance agreement has a term through 2025.

In August 2002, the Company entered into a strategic commercial alliance agreement with Continental and Delta. This agreement is designed to connect the three carriers’ domestic and international networks and provide for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative marketing programs. The combined network has increased Northwest’s presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.

In September 2004, Northwest, together with KLM and Continental Airlines, joined the global SkyTeam Alliance. The addition of Northwest, KLM and Continental made SkyTeam the world’s second largest airline alliance. The nine members of the SkyTeam alliance, including Northwest, KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air, currently serve over 343 million passengers annually with more than 15,000 daily departures to 684 destinations in 133 countries. Northwest customers are now able to accrue and redeem frequent flyer miles in their WorldPerks accounts and enjoy travel on any flight operated by a SkyTeam Alliance member carrier. This alliance affords customers the benefits and service options when traveling on multiple airlines while being treated similarly to a customer traveling on a single airline.

Northwest also has domestic frequent flyer and codesharing agreements with several other airlines including Alaska Airlines, Horizon Air, Hawaiian Airlines, American Eagle, Gulfstream International Airlines, and Big Sky Airlines.

In Central America, Northwest has a frequent flyer agreement with Copa Airlines.

In the Pacific, Northwest has frequent flyer agreements with Malaysia Airlines, Japan Airlines, Jet Airways of India, Garuda Indonesia, Cebu Pacific Airlines, Air Tahiti Nui, and China Southern.

In the Atlantic, in addition to its extensive relationship with KLM, Northwest has frequent flyer agreements with KLM cityhopper, Air Europa, Kenya Airways and Malev Hungarian Airlines.

Northwest, together with the SkyTeam Alliance and its other travel partners, currently provide a global network to over 900 cities in more than 160 countries on six continents.

Regional Partnerships

Northwest has exclusive airline services agreements with two regional carriers: Pinnacle Airlines and Mesaba. Under the agreements, these regional carriers operate their flights under the Northwest “NW” code and operate as Northwest Airlink. The purpose of these airline services agreements is to provide service to small cities and more frequent service to larger cities, increasing connecting traffic at Northwest’s domestic hubs. The business terms of these agreements involve capacity purchase arrangements. Under these arrangements, Northwest controls the scheduling, pricing, reservations, ticketing and seat inventories for Pinnacle Airlines and Mesaba flights. Northwest is generally entitled to all ticket, cargo and mail revenues associated with these flights. The regional carriers are paid based on operations for certain expenses and receive reimbursement for other expenses. As part of its overall restructuring efforts, the Company is evaluating its service agreements with its regional carriers and has initiated a request for proposal from its existing and other regional carrier operators. The results of the request for proposal are under review. In addition, the Company has obtained the right, under the tentative agreement with ALPA, to contract with operators that utilize 51-76 seat regional jets, including an operator that can be a subsidiary of the Company.

Pinnacle Airlines. Prior to 2003, Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was a wholly-owned subsidiary of Northwest. As of September 30, 2003, Northwest had contributed 88.6% of the common stock of Pinnacle Airlines Corp. to the Company’s pension plans in lieu of required cash contributions pursuant to an exemption granted by the U.S. Department of Labor (“DOL”). On November 24, 2003, the Pinnacle Airlines Corp. shares held by the plans were sold in an initial public offering, with the proceeds retained by the plans. The Company continues to own 11.4% of the common stock of Pinnacle Airlines Corp., and accounts for this investment under the equity method of accounting. The Pinnacle Airlines Corp. common stock had a market value of $16.6 million and a book value of $3.0 million as of December 31, 2005. Pinnacle Airlines is scheduled to provide passenger service for up to 128 cities.

Mesaba. On October 13, 2005, Mesaba, a wholly-owned subsidiary of MAIR Holdings, Inc. (“MAIR”), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Minnesota (Case No. 05-39258 (GFK)). In accordance with the provisions of the Bankruptcy Code, Mesaba will continue to operate its business as a debtor-in-possession. The Company is currently unable to determine the impact of Mesaba’s bankruptcy on its operations or financial condition with any certainty. The Company owns 27.5% of MAIR’s common stock and accounts for this investment under the equity method of accounting. The book value and market value of this investment as of December 31, 2005, was $26.6 million. Mesaba is scheduled to provide passenger service for up to 125 cities.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 19 – Related Party Transactions” regarding the Company’s transactions with Pinnacle Airlines and Mesaba.

Cargo

The Company is the largest cargo carrier among U.S. passenger airlines based on revenue, and the only one to operate a dedicated freighter fleet. In 2005, cargo accounted for 7.7% of the Company’s operating revenues, with approximately 78% of its cargo revenues resulting from cargo originating in or destined for Asia. Through its cargo hubs in Anchorage and Tokyo, the Company serves most major air freight markets between the U.S. and Asia with a fleet of 14 Boeing 747-200 freighter aircraft, the last of which was added to the freighter fleet in January 2006. In addition to revenues earned from the dedicated freighter fleet, the Company also generates cargo revenues in domestic and international markets through the use of cargo space on its passenger aircraft.

Northwest is able to participate in the high yield, small package “express” business by providing airlift for cargo integrators using its extensive network across the Pacific. In September 2005, the Company extended and expanded its agreement with DHL Worldwide Express (“DHL”) until 2008, to provide DHL with a specified amount of cargo capacity on Northwest’s flights from DHL’s U.S. hub operation in Wilmington, Ohio to various points in Asia. Northwest has a cargo alliance with Japan Airlines under which the two airlines codeshare on certain routes between the U.S. and Japan. In October 2004, the Company and Korean Airlines entered into an agreement to codeshare on certain routes between the U.S. and Asia. Under this agreement, implemented in February 2005, the two airlines transfer freight between their respective flights at Northwest’s cargo hub in Anchorage.

In 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement. The amendments provide for a significant expansion of air services between the two countries. On September 3, 2004, the DOT awarded Northwest six additional U.S. – China all-cargo frequencies, which the Company is using for freighter service to Shanghai, via its cargo hubs in Anchorage and Tokyo. Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S. – China all-cargo frequencies that will become available on March 25, 2006. The Company intends to use these frequencies to expand cargo service to Guangzhou via the Tokyo hub.

Effective September 30, 2005, Northwest Airlines Cargo joined SkyTeam Cargo. SkyTeam Cargo is the largest global airline cargo alliance. The eight members of SkyTeam Cargo, Northwest Airlines Cargo, Aeroméxico Cargo, Air France Cargo, Delta Air Logistics, Korean Air Cargo, Alitalia Cargo, CSA Cargo, and KLM Cargo, currently operate approximately 8,700 daily flights, to 540 destinations in 127 countries. This alliance offers customers a consistent standard of performance, quality and detailed attention to service.

Other Travel Related Activities

MLT Inc. MLT Inc. (“MLT”), an indirect wholly-owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the United States. MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals. In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest. These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. In 2005, MLT had $499 million in operating revenues.

Frequent Flyer Program. Northwest operates a frequent flyer loyalty program known as “WorldPerks.”  WorldPerks is designed to retain and increase traveler loyalty by offering incentives for their continued patronage. Under the WorldPerks program, miles are earned by flying on Northwest or its alliance partners and by using the services of program partners for such things as credit card use, hotel stays, car rentals and other activities. Northwest sells mileage credits to the program partners. WorldPerks members accumulate mileage in their accounts and later redeem mileage for free or upgraded travel on Northwest and other participating airlines. WorldPerks members that achieve certain mileage thresholds also receive enhanced service benefits from Northwest like special service lines, advance flight boarding and upgrades.

Regulation

General. The Airline Deregulation Act of 1978, as amended, eliminated domestic economic regulation of passenger and freight air transportation in many regards. Nevertheless, the industry remains regulated in a number of areas. The DOT has jurisdiction over international route authorities and various consumer protection matters, such as advertising, denied boarding compensation, baggage liability and access for persons with disabilities. Northwest is subject to regulations of the DOT and the Federal Aviation Administration (“FAA”) because it holds certificates of public convenience and necessity, air carrier operating certificates and other authority granted by those agencies. The FAA regulates flight operations, including air space control and aircraft standards, maintenance, ground facilities, transportation of hazardous materials and other technical matters. The Department of Justice (“DOJ”) has jurisdiction over airline competition matters, including mergers and acquisitions, under federal antitrust laws. The Transportation Security Administration (“TSA”) regulates airline and airport security. Other federal agencies have jurisdiction over postal operations, use of radio facilities by aircraft and certain other aspects of Northwest’s operations.

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

Northwest’s right to operate to foreign countries, including Japan, China and other countries in Asia and Europe, is governed by aviation agreements between the U.S. and the respective foreign countries. Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and a specific foreign country, while others limit the number of carriers and flights on a given international route. From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement. In the event an aviation agreement is amended or canceled, such a change could adversely affect Northwest’s ability to maintain or expand air service to the relevant foreign country.

Operations to and from foreign countries are subject to the applicable laws and regulations of those countries. There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo. Additionally, slots for international flights are subject to certain restrictions on use and transfer.

Aviation Security. The TSA regulates civil aviation security under the Aviation and Transportation Security Act (“Aviation Security Act”). This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Since the events of September 11, 2001, Congress has mandated, and the TSA has implemented, numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines. Funding for airline and airport security under the law is provided in part by a $2.50 per segment passenger security fee, subject to a limit of $10 per roundtrip. In addition, the law authorizes the TSA to impose an air carrier fee, capped by the aggregate of costs paid by all air carriers in calendar year 2000 for screening passengers and property. The per-carrier limit is capped at the amount expended by that individual air carrier in calendar year 2000. This cap will remain in effect until the TSA revises the per-carrier limit by market share or any other appropriate method. In the fiscal year 2005 Department of Homeland Security Appropriations Act, Congress required the Government Accountability Office (“GAO”) to conduct a review of the carrier reported costs; as a result of this review, the GAO concluded that the industry-wide aviation security cost were underreported, leaving an uncollected air carrier fee. Using various criteria, the TSA has assessed this underreported amount on certain air carriers, including a $4.8 million assessment on Northwest. The Company has asked for an administrative review of this assessment.

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

On April 7, 2005, the Bureau of Customs and Border Protection (“CBP”) issued a rule requiring airlines, for security screening purposes, to electronically transmit passenger and crew data to the CBP before flights arrive in or depart from the U.S.

Distribution. On January 31, 2004, most DOT rules governing the conduct of computer reservations systems (“CRSs”) terminated; all remaining rules terminated on July 31, 2004. Among other things, these rules – most of which had been in effect since 1984 – restricted the ability of CRSs to charge discriminatory fees to different airlines for CRS services and to provide travel agency subscribers with schedule displays that give preference to the flights of one airline over those of other airlines. Although these rules have been terminated, DOT continues to assert statutory jurisdiction over the conduct of CRSs, and in November 2005 a federal appeals court upheld DOT’s assertion of jurisdiction.

Airport Access. Four of the nation’s airports, Chicago O’Hare, New York (La Guardia and Kennedy International) and Washington, D.C. (Ronald Reagan National), have been designated by the FAA as “high density traffic airports.”  The number of takeoffs and landings slots at three of these airports – La Guardia, Kennedy International and Reagan National – presently are limited during certain peak demand time periods. Currently, the FAA permits the buying, selling, trading or leasing of these slots subject to certain restrictions. Legislation passed in March 2000 resulted in the elimination of slot restrictions at Chicago O’Hare on July 1, 2002 and will do so at LaGuardia and Kennedy International on July 1, 2007.

The FAA has implemented voluntary arrangements with the largest operators at Chicago O’Hare, which currently restrict their operations there until April 2006. The FAA also has proposed to impose more broadly-applicable restrictions at Chicago O’Hare until April 2008.

Labor. The Railway Labor Act (“RLA”) governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur. Pursuant to the RLA, Northwest has collective bargaining agreements with six domestic unions representing nine separate employee groups. In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia. These agreements are not subject to the RLA, although Northwest is subject to local labor laws.

Under the RLA, an amendable labor contract continues in effect while the parties negotiate a new contract. In addition to direct contract negotiations, the RLA also provides for mediation, potential arbitration of unresolved issues and a 30-day “cooling-off” period after the end of which either party can resort to self-help. The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and, in the event of a strike, the hiring of replacement workers by the Company.

See “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” for additional labor discussion.

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

Under the direction of the United Nations International Civil Aviation Organization (the “ICAO”), world governments, including the U.S., are considering a more stringent aircraft noise certification standard than that contained in the ANCA. A new ICAO noise standard was adopted in 2001 that established more stringent noise requirements for newly manufactured aircraft after January 1, 2006. As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft, including certain aircraft operated by Northwest. FAA reauthorization legislation, known as “Vision 100 – Century of Aviation Reauthorization Act” and signed into law by the President on December 12, 2003, required the FAA, by April 1, 2005, to issue regulations implementing Chapter 4 noise standards consistent with ICAO recommendations. In July 2005, the FAA issued a rule adopting Chapter 4 standards.

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

In November 2005, the Environmental Protection Agency (the “EPA”) issued a rule implementing the aircraft emissions standards previously approved by the ICAO, of which the United States is a member.  Following issuance of the EPA rule, a lawsuit was filed in the U.S. Court of Appeals for the District of Columbia Circuit on behalf of state and local air regulators against the EPA challenging its rule regulating aircraft emissions on the grounds that the international emissions standards codified by the EPA rule are not stringent enough.  Northwest believes it is in compliance with the emissions standards that were codified by the EPA rule.

Northwest, along with other airlines, has been identified as a potentially responsible party at various environmental sites. Management believes that Northwest’s share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company’s financial statements.

Civil Reserve Air Fleet Program. Northwest renewed its participation in the Civil Reserve Air Fleet Program (“CRAF”), pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2005 and ending September 30, 2006, 19 Boeing 747-200/400 passenger aircraft, 16 Boeing 757-300 passenger aircraft, 15 DC10-30 passenger aircraft, 11 Airbus A330-300 passenger aircraft, seven Airbus A330-200 passenger aircraft and 14 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense U.S. Air Force Air Mobility Command to call on some or all of these 82 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

Risk Factors Related to Northwest and the Airline Industry

Attempts to reduce labor costs may not be successful.

Labor has always been a critical issue for major airlines, including the Company. Approximately 90% of our employees are represented by unions. Salary and benefit costs are our largest operating expense and reducing these expenses by approximately $1.35 billion is a major goal of our restructuring plan.

The Company commenced 1113(c) proceedings with three of its largest unions. Before the judge ruled on the Company’s motions, the Company reached tentative agreements with the Air Line Pilots Association (“ALPA”) and the Professional Flight Attendants Association (“PFAA”), representing the Company’s pilot and flight attendant employees, respectively. These tentative agreements are now subject to ratification by the respective employee groups. There can be no assurance that these tentative agreements will be ratified. In addition, all of the tentative agreements, and the IAM contract proposal, are conditioned on the other agreements becoming effective or on the Company’s obtaining the contemplated savings through implementation of new contract terms.

Prior to the commencement of the Company’s Section 1113(c) hearing, the International Association of Machinists and Aerospace Workers (“IAM”), which represents the Company’s ground employees, agreed to submit the Company’s contract settlement proposal to its members for ratification. On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members. However, the Company’s contract proposal was not ratified by the IAM-represented equipment service employees (“ESEs”). As a result of the ESE ratification vote, the Company will ask the Bankruptcy Court to commence the hearing on the Company’s Section 1113(c) application relating to the ESE members of the IAM.

If a tentative agreement is not ratified, the Company would seek to impose new contract terms pursuant to the Section 1113(c) process. Certain of the Company’s unions have threatened to strike were new contract terms to be imposed. The Company believes that the impacted employee groups are not permitted to strike or engage in self-help remedies under the RLA. In the event the Company were to impose new contract terms under Section 1113(c) and the impacted union sought to strike or engage in self-help, the Company would attempt to obtain an injunction against such activities, although there is no controlling judicial authority that specifically addresses this issue. Failure to obtain such an injunction could lead to a strike or other form of self-help which could have a material adverse effect on the Company.

See the Labor discussion above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for additional information related to labor unions.

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date (1)

Pilots	5,000	Air Line Pilots Association, International (“ALPA”)	12/31/06

Agents and Clerks	7,300	International Association of Machinists & Aerospace Workers (“IAM”)	2/25/03

Equipment Service Employees and Stock Clerks	5,600	International Association of Machinists & Aerospace Workers (“IAM”)	2/25/03

Flight Attendants	7,700	Professional Flight Attendants Association (“PFAA”)	5/30/05

Mechanics and Related Employees	1,000	Aircraft Mechanics Fraternal Association (“AMFA”)	N/A – Imposed Terms

(1) The following are amendable dates for proposed collective bargaining agreements:

ALPA - tentative agreement	-	December 31, 2010 if the Company emerges from bankruptcy in 2006;
December 31, 2011 if the Company emerges from bankruptcy post 2006.
IAM - final contract proposal	-	December 31, 2010 if the Company emerges from bankruptcy in 2006;
December 31, 2011 if the Company emerges from bankruptcy post 2006.
PFAA - tentative agreement	-	December 31, 2011.

In addition to the groups described above, as of December 31, 2005, we had approximately 1,900 foreign national employees, working primarily in Asia. Collective bargaining agreements are also in place for the majority of those foreign national employees.

The Company is currently operating under a voluntary reorganization under Chapter 11.

The Company and 13 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Risks and uncertainties associated with the Company’s Chapter 11 proceedings include the following:

•                  Significant costs have been incurred and will continue to be incurred throughout our process of reorganization;

•                  Garnering support from the Creditors’ Committee for critical bankruptcy proceedings;

•                  Our ability to obtain court approval of specific motions filed in the bankruptcy proceedings;

•                  Access to capital markets and our ability to secure debtor-in-possession financing if and when needed;

•                  The potential negative impact of the bankruptcy proceedings on customer and employee relations;

•                  Maintaining or renegotiating business terms with our vendors; and

•                  Our ability to propose and obtain approval for a plan of reorganization.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization must be voted on by holders of impaired claims, and must satisfy certain requirements of the Bankruptcy Code and, as noted above, be confirmed by the Bankruptcy Court. Although the Debtors expect to develop a reorganization plan during 2006 for emergence from Chapter 11, or obtain additional extensions to its exclusivity period, there can be no assurance that a reorganization plan will be proposed by the Debtors within the required timeframe or that additional extensions, if required, will be approved. Also, there is no assurance that the proposed plan will be approved by claim holders or confirmed by the Bankruptcy Court.

The Company’s stock has ceased trading on the NASDAQ stock market.

Effective September 26, 2005, our stock ceased trading on the NASDAQ stock market. We believe that no value will be ascribed to our outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

The airline industry is intensely competitive.

The airline industry is intensely competitive. Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources and/or lower cost structures than ours. In most of our markets we compete with at least one of these carriers. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on our revenues. Such factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to protect market share, or raise cash quickly, irrespective of the impact to long-term profitability.

Industry revenues have declined substantially and we continue to experience significant operating losses.

Since 2001, the U.S. airline industry has suffered a substantial reduction in revenues, both on an absolute basis and relative to historical trends. We do not anticipate that the revenue environment will materially improve in 2006 and, as a result of various fare actions taken by our competitors, may be worse. Due to the discretionary nature of business and personal travel spending, U.S. airline revenues are heavily influenced by the strength of the U.S. economy, economies in other regions of the world and corporate profitability. While these and other factors may have temporal effects, permanent structural differences in the industry revenue environment have also taken place that have contributed to the decline. These differences are the result of a number of factors.

The rapid growth of low cost airlines has had a profound impact on industry revenues. Using the advantage of low unit costs, driven in large part by lower labor costs, these carriers and carriers who have achieved lower labor costs are able to operate profitably while offering substantially lower fares. By targeting such fares at business passengers in particular, these carriers are shifting demand among those travelers, historically our most profitable customers, away from the larger, more established airlines. Moreover, as a result of their better financial performance, low cost carriers possess the resources necessary to continue to increase their market share and currently have large numbers of aircraft on order to continue their expansion.

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

Global events exacerbated the decline in airline industry revenue in 2003, and had ongoing effects thereafter. The aftermath of the war in Iraq depressed air travel, particularly on international routes. The outbreak of Severe Acute Respiratory Syndrome (“SARS”) sensitized passengers to the potential for air travel to facilitate the spread of contagious diseases. Another war, expanded hostilities in Iraq, or another outbreak of SARS, Avian flu, or other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry by reducing revenues and impacting travel behavior.

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

Our indebtedness, including pension funding liabilities, is substantial.

We have substantial levels of indebtedness. As of December 31, 2005, we had long-term debt and capital lease obligations, including current maturities, not subject to compromise, of $1.2 billion. This obligation excludes $7.7 billion of debt and capital lease obligations classified as subject to compromise. We are currently in negotiations with certain creditors related to these obligations. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise and Note 7 – Long-Term Debt and Short-Term Borrowings” for further information related to outstanding debt obligations and maturities.

We operate in a capital-intensive industry. Periodically, we are required to make significant capital expenditures for new aircraft, related equipment and facilities. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures.

We also have defined benefit pension plans covering our pilots, other contract employees and salaried employees. Funding requirements for defined pension plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). As of December 31, 2005, our pension plans were underfunded by $3.7 billion, as calculated in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”). Absent a distressed plan termination or future asset returns substantially in excess of plan assumptions, we will have to satisfy the underfunded amounts through cash contributions over time. The timing and amount of funding requirements are also dependent upon a number of other factors, including asset returns, interest rates, changes in pension legislation related to funding requirements, the Company’s Chapter 11 proceedings and labor negotiations, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits. The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is currently estimated at approximately $75 million for calendar year 2006. Due to the extent of the uncertainties, including the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension funding legislation, the Company is not able to reasonably estimate its future required contributions beyond 2006. If the Company is unable to obtain sufficient legislative pension relief, termination of the defined benefit plans would become inevitable. Moreover, termination of the pilot defined benefit pension plan would become more likely should the tentative new collective bargaining agreement reached between ALPA and the Company not be ratified.

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

Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs would materially affect our operating results. Fuel prices continue to be susceptible to, among other factors, political unrest in various parts of the world, Organization of Petroleum Exporting Countries (“OPEC”) policy, the rapid growth of economies in China and India, the levels of inventory carried by industries, the amounts of reserves built by governments, disruptions to production and refining facilities and weather. In 2005 Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity in portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies were diminished during the fall of 2005. These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices. A one-cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.6 million per month (based on our 2005 mainline and regional aircraft fuel consumption). The Company’s mainline fuel expense per available seat mile increased from $2.14 per gallon to $2.99 per gallon, on average, from 2004 to 2005. Changes in fuel prices may have a greater impact on us than some of our competitors because of the composition of our fleet. From time to time, we hedge some of our future fuel purchases to protect against potential spikes in price. However, these hedging strategies may not always be effective and can result in losses depending on price changes. In addition, the Company’s financial condition limits its ability to engage in hedging strategies. As of December 31, 2005, and up until the date of this filing, we had no fuel hedges in place.

Our insurance costs have increased substantially and further increases could harm our business.

Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims. Our total aviation and property insurance expenses were $52 million higher in 2005 than in 2000. As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage. However, following multiple extensions, this coverage is scheduled to expire on August 31, 2006. While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided. Should the government stop providing excess war risk coverage to the airline industry, it is expected that the premiums charged by aviation insurers for this coverage would be substantially higher than the premiums currently charged by the government and the maximum amount of coverage available would be reduced from that currently made available by the government. Aviation insurers could further increase insurance premiums, and the availability of coverage could be reduced, in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations.

We are exposed to foreign currency exchange rate fluctuations.

We conduct a significant portion of our operations in foreign locations. As a result, we have operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen. Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the United States. From time to time, we use financial instruments to hedge our exposure to the Japanese yen. However, these hedging strategies may not always be effective. As of December 31, 2005, the Company had entered into forward contracts to hedge approximately 5% of its anticipated 2006 yen-denominated sales at an average rate of 101 yen per U.S. dollar.

We are exposed to changes in interest rates.

We had $6.4 billion of debt and capital lease obligations that were accruing interest as of December 31, 2005 and $1.9 billion of total balance sheet cash, cash equivalents, and short term investments as of December 31, 2005. Of this indebtedness, 66% bears interest at floating rates. An increase in interest rates would have an overall negative impact on our earnings as increased interest expense would only be partially offset by increased interest income.

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

Forward-Looking Statements

Certain of the statements made in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report are forward-looking and are based upon information available to the Company on the date hereof. The Company, through its management, may also from time to time make oral forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

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

Item 2.    PROPERTIES

Flight Equipment

As shown in the following table, Northwest operated a fleet of 379 aircraft at December 31, 2005, consisting of 314 narrow-body and 65 wide-body aircraft. Northwest’s purchase commitments for aircraft as of December 31, 2005 are also provided.

		In Service				Average		Aircraft
Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total	Age (Years)		on Firm Order

Passenger Aircraft
Airbus:
A319	124	64	—	2	66	3.5		5
A320	148	43	2	30	75	11.1		2
A330-200	243	7	—	—	7	1.3		5
A330-300	298	11	—	—	11	1.7		9

Boeing:
787-800	221	—	—	—	—	—		18	(1)
757-200	180-184	30	4	8	42	14.6		—
757-300	224	16	—	—	16	2.8		—
747-200	353-430	2	—	2	4	23.1		—
747-400	403	4	—	11	15	11.8		—

McDonnell Douglas:
DC9	100-125	115	—	—	115	34.5		—
DC10	273	13	—	2	15	25.5		—
		305	6	55	366			39

Freighter Aircraft
Boeing 747F		8	—	5	13	23.8		—

Total Northwest Operated Aircraft		313	6	60	379	17.6	(2)	39

Regional Aircraft
Avro RJ85	69	10	—	16	26	7.2		—
CRJ-200/440	44-50	—	—	126	126	2.7		13	(1)
Saab 340	30-34	—	—	49	49	8.1		—

Total Airlink Operated Aircraft		10	—	191	201			13

Total Aircraft		323	6	251	580			52

(1)   The Company entered into these aircraft commitments prior to its Chapter 11 filing; the applicable agreements have not yet been affirmed as part of the Company’s overall plan of reorganization.

(2)   Excluding DC9 aircraft, the average age of Northwest-operated aircraft is 9.6 years.

In total, the Company took delivery of six Airbus A319 aircraft, three Airbus A330-300 aircraft, and 24 Bombardier CRJ aircraft during the twelve months ended December 31, 2005. The Company entered into debt agreements on the nine Airbus aircraft with an aggregate amount of debt incurred of $425 million. The Company entered into long-term operating leases on 23 CRJ aircraft with aggregate minimum lease payments from inception through lease expiration totaling $568 million. One CRJ aircraft was acquired in 2005 as a substitute for a similar CRJ aircraft that was under a lease and was subject to an event of loss in 2004. Subsequent to the Company’s bankruptcy filing, seven out of the 24 CRJ leases signed in 2005 were rejected with total aggregate minimum lease payments from inception of the leases totaling $179 million. The Company subleased 15 of the remaining Bombardier CRJ aircraft to Pinnacle Airlines, and the other two were subleased to Mesaba.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 – Leases and Note 14 – Commitments” for further information related to the Company’s aircraft leases and commitments.

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

In certain cases, the Company has constructed facilities on leased land that revert to the lessor upon expiration of the lease. These facilities include cargo buildings in Boston, Los Angeles, Seattle and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and several hangars in Detroit.

The Company was responsible for managing and supervising the design and construction of the $1.2 billion McNamara terminal at Detroit Metropolitan Wayne County Airport that was completed in February 2002. The terminal complex features 97 gates, 106 ticket-counter positions, 22 security check points, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas, 18 luggage carousels and a 404 room hotel. The Company is also managing and supervising the design and construction of a $190 million expansion of the McNamara terminal’s west concourse, scheduled for completion in mid-2006, providing 25 additional gates and an expanded west concourse WorldClub.

Minneapolis/St. Paul International Airport is nearing completion of a $2.9 billion construction program that began in 1998. The major components completed include a new north/south runway, an additional 15 mainline jet gates, 30 commuter gates, a 50% increase in vehicle parking and new automated people movers. Northwest currently has 66 mainline and 35 commuter gates at the airport. The airport is also considering a three-phase $860 million plan to expand terminal facilities to meet air service demand through the year 2020.

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

In January 2005, the Company sold its Livonia, Michigan reservation center property, which the Company had closed in 2003.

Item 3.    LEGAL PROCEEDINGS

On September 14, 2005, NWA Corp. and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11. The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filings, attempts to collect, secure or enforce remedies with respect to pre-petition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including the litigation described below.

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

Spirit Airlines v. Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 00-71535). In March 2000, Spirit Airlines filed a Sherman Act monopolization complaint against Northwest in the U.S. District Court for the Eastern District of Michigan alleging that Northwest had monopolized, or attempted to monopolize, air transportation service between Detroit and Philadelphia and between Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets. Northwest believes the case to be without merit and intends to defend against the claim. On March 31, 2003, the Court granted Northwest’s motion for summary judgment. In October 2005, the Bankruptcy Court approved a stipulation to lift the stay for the limited purpose of permitting the Sixth Circuit to issue its opinion. On November 9, 2005, the Sixth Circuit issued a decision in which it reversed the trial court’s grant of summary judgment in favor of Northwest. Northwest has filed a petition for reconsideration which is pending.

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

In re Northwest Airlines Privacy Litigation  (U.S.D.C. District of Minnesota, Civ. File No. 04-126). In 2004, several purported class actions were filed, and subsequently consolidated, in federal court in Minnesota alleging violations by Northwest of the Electronic Communications Privacy Act, the Fair Credit Reporting Act and various state laws in connection with the release by Northwest of certain passenger records to the National Aeronautics and Space Administration in late 2001. Similar purported class actions were filed in federal court in North Dakota, Dyer v. Northwest Airlines Corp. (U.S.D.C. District of North Dakota, Case No. A1-04-033), and in federal court in Tennessee, Copeland v. Northwest Airlines Corp. (U.S.D.C. Western District of Tennessee, Civil File No. 04-CV-2156). On June 6, 2004, the District Court in the Minnesota action granted Northwest’s motion for summary judgment on all claims and that decision is on appeal before the U.S. Court of Appeals for the Eighth Circuit. On September 8, 2004, the District Court in the North Dakota action granted Northwest’s motion for summary judgment on all claims and the plaintiffs did not seek appellate review. On February 28, 2005, the Tennessee District Court dismissed the Tennessee case and plaintiffs did not appeal.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

MANAGEMENT

Executive Officers of the Registrant

Douglas M. Steenland, age 54, has served as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

Neal S. Cohen, age 45, has served as Executive Vice President and Chief Financial Officer of the Company since May 2005. Prior to rejoining the Company, Mr. Cohen served at US Airways as Executive Vice President and Chief Financial Officer from April 2002 to April 2004, and served as Chief Financial Officer for Conseco Finance from April 2001 to March 2002. Prior to his position at Conseco Finance, Mr. Cohen served as Chief Financial Officer for Sylvan Learning Systems. From 1991 to 2000, Mr. Cohen held a number of senior marketing and finance positions at Northwest Airlines, including Senior Vice President and Treasurer and Vice President Market Planning.

J. Timothy Griffin, age 54, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999. From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems. Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

Philip C. Haan, age 50, has served as Executive Vice President-International, Alliances and Information Technology of Northwest since October 2004. From January 1999 to October 2004, he served as Executive Vice President-International, Sales and Information Services. Mr. Haan formerly held positions of Senior Vice President-International Services, Vice President-Pricing and Area Marketing, Vice President-Inventory Sales and Systems and Vice President-Revenue Management. Prior to joining Northwest in 1991 he was with American Airlines for nine years.

Andrew C. Roberts, age 45, has served as Executive Vice President – Operations since November 2004. He has served in a number of executive positions since joining Northwest in 1997, including Senior Vice President – Technical Operations from August 2001 to November 2004, Vice President – Materials Management from April 1999 to August 2001, and Managing Director – Minneapolis/St. Paul Engine Operations from September 1997 to April 1999. Prior to joining Northwest, Mr. Roberts held senior positions with Pratt & Whitney and Aviall, Inc.

Barry P. Simon, age 63, joined Northwest in October 2004 as Executive Vice President and General Counsel. Prior to joining Northwest, he served as Managing Director of the Seabury Group, an investment bank and consulting firm, from September 2003 to October 2004. From 1982 to 2003, Mr. Simon held a number of senior executive positions with Continental Airlines and its affiliated companies, including Senior Vice President – International of Continental Airlines from 1991 to 2003. Prior to 1991, he also served as Senior Vice President and General Counsel of Continental Airlines and Senior Vice President, General Counsel and Secretary of Eastern Airlines. Mr. Simon also serves on the board of directors of National Energy and Gas Transmission, Inc.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, the Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

The table below shows the high and low sales prices for the Company’s common stock during 2005 and 2004:

	2005		2004
Quarter	High	Low	High	Low
1st	10.95	6.61	14.33	8.30
2nd	6.95	4.41	11.42	8.60
3rd	5.66	0.63	11.20	7.50
4th	0.72	0.35	11.83	7.09

As of January 31, 2006, there were 3,390 stockholders of record.

The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which options, restricted stock units or other rights to acquire shares may be granted in the future.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	2,478,982	$10.28	5,636,074

Equity Compensation Plans Not Approved by Security Holders (2)	5,400,066	$11.19	3,655,245

Total	7,879,048	$10.90	9,291,319

(1)          Comprised of the Company’s 2001 Stock Incentive Plan.

(2)          Comprised of the Company’s 1999 Stock Incentive Plan and the 1998 Pilots Stock Option Plan.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 11–Stock Based Compensation” for additional information regarding the Company’s equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

	Year Ended December 31
	2005	2004	2003	2002	2001
Statements of Operations (In millions, except per share data)
Operating revenues
Passenger	$8,902	$8,432	$7,632	$7,823	$8,207
Regional carrier	1,335	1,083	860	689	691
Cargo	947	830	752	735	720
Other	1,102	934	833	729	768
	12,286	11,279	10,077	9,976	10,386

Operating expenses	13,205	11,784	10,342	10,822	11,254
Operating income (loss)	(919)	(505)	(265)	(846)	(868)

Operating margin	(7.5)%	(4.5)%	(2.6)%	(8.5)%	(8.4)%

Net income (loss) before cumulative effect of accounting change	(2,464)	(862)	248	(798)	(423)
Cumulative effect of accounting change	(69)	—	—	—	—
Net income (loss)	$(2,533)	$(862)	$248	$(798)	$(423)

Earnings (loss) per common share:
Basic	$(29.36)	$(10.32)	$2.75	$(9.32)	$(5.03)
Diluted	$(29.36)	$(10.32)	$2.62	$(9.32)	$(5.03)

Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$1,262	$2,459	$2,757	$2,097	$2,512
Total assets	13,083	14,042	14,008	13,289	12,975
Long-term debt, including current maturities	1,159	8,411	7,866	6,531	5,051
Long-term obligations under capital leases, including current obligations	11	361	419	451	586
Long-term pension and postretirement health care benefits	292	3,593	3,228	3,050	1,749
Liabilities subject to compromise	14,162	—	—	—	—
Mandatorily redeemable security	—	—	—	553	492
Preferred redeemable stock	280	263	236	226	227
Common stockholders’ equity (deficit)	(5,628)	(3,087)	(2,011)	(2,262)	(431)

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

	Year Ended December 31
	2005		2004		2003		2002		2001
Operating Statistics (1)
Scheduled service:
Available seat miles (ASM) (millions)	91,775		91,378		88,593		93,417		98,356
Revenue passenger miles (RPM) (millions)	75,820		73,312		68,476		72,027		73,126
Passenger load factor	82.6%		80.2%		77.3%		77.1%		74.3%
Revenue passengers (millions)	56.5		55.4		51.9		52.7		54.1
Passenger revenue per RPM (yield)	11.74	¢	11.50	¢	11.15	¢	10.86	¢	11.22	¢
Passenger revenue per scheduled ASM (RASM)	9.70	¢	9.23	¢	8.61	¢	8.37	¢	8.34	¢

Total available seat miles (ASM) (millions)	91,937		91,531		89,158		93,583		98,544
Passenger Service operating expense per total ASM (2)(3)(4)	11.53	¢	10.62	¢	9.87	¢	9.96	¢	9.95	¢
Aircraft impairment, curtailment charge, severance expense and other per total ASM (4)	0.14	¢	0.31	¢	0.11	¢	0.46	¢	0.28	¢
Mainline fuel expense per ASM	2.99	¢	2.14	¢	1.53	¢	1.38	¢	1.61	¢

Cargo ton miles (millions)	2,397		2,338		2,184		2,221		2,161
Cargo revenue per ton mile	39.51	¢	35.48	¢	34.42	¢	33.08	¢	33.28	¢

Fuel gallons consumed (millions)	1,745		1,766		1,752		1,896		2,029
Average fuel cost per gallon, excluding taxes	170.73	¢	118.17	¢	80.68	¢	69.33	¢	79.26	¢
Number of operating aircraft at year end	379		435		430		439		428
Full-time equivalent employees at year end	32,460		39,342		39,100		44,323		45,708

(1)          All statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

(2)          This financial measure excludes non-passenger service expenses.  The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(3)          Passenger service operating expense excludes the following items unrelated to passenger service operations:

(In millions)	2005	2004	2003	2002	2001
747 Freighter operations	$791	$608	$497	$486	$474
MLT Inc. - net of intercompany eliminations	193	192	197	260	281
Regional carriers	1,576	1,210	567	487	480
Pinnacle Airlines, Inc. - net of intercompany eliminations (a)	—	—	255	230	183
Other	43	56	26	35	32

(a)          Pinnacle Airlines’ results were consolidated with the Company’s financial statements prior to the initial public offering of Pinnacle Airlines Corp. on November 24, 2003.

(4)   Passenger service operating expense per ASM includes the following items:

(In millions)	2005	2004	2003	2002	2001
Aircraft and aircraft related write-downs	$48	$203	$21	$366	$161
Curtailment charges	82	—	58	16	—
Severance expenses	—	—	20	17	116
Other	—	77	—	36	—

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest.  The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries.  Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 98% of the Company’s 2005 consolidated operating revenues and expenses.  The Company’s results of operations also include other subsidiaries, of which MLT is the most significant.  The following discussion pertains primarily to Northwest and, where indicated, MLT.

The Company reported a net loss applicable to common stockholders of $2.6 billion for the year ended December 31, 2005, compared to a net loss applicable to common stockholders of $891 million in 2004.  The basic and diluted loss per common share was $29.36 in 2005 compared with the basic and diluted loss per common share of $10.32 in 2004.  In 2005, the Company reported an operating loss of $919 million, compared with an operating loss of $505 million in 2004.

Full year 2005 results included $1.20 billion of net unusual and reorganization related losses.  Operating expenses included $130 million of unusual items related to pension curtailment charges and aircraft and aircraft related write-downs.  Unusual non-operating items consisted of an $18 million loss on the sale of the Company’s Pinnacle Airlines note to Pinnacle Airlines Corp. and a gain of $102 million from the sale of the Prudential Financial Inc. common stock received in conjunction with Prudential’s demutualization.  Reorganization expenses recorded during 2005 totaled $1.08 billion.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 – Reorganization Related Items” for further information related to the Company’s reorganization items.  The Company also recorded a cumulative effect of accounting change in the amount of $69 million during 2005.

Full year 2004 results included $165 million of net unusual charges, principally comprised of $104 million attributable to write-downs associated with a revised Boeing 747-200 aircraft fleet plan, write-downs of $99 million related to certain DC9-10 and DC10-30 aircraft and a $77 million charge resulting from an increase in frequent flyer liability, partially offset by a $115 million gain from the sale of the Company’s investment in Orbitz.

Full year 2003 results included $801 million of net unusual gains.  Operating expenses included $99 million of unusual items related to employee severance, a pension curtailment charge and aircraft write-downs.  Net unusual non-operating gains totaling $900 million were comprised of a $299 million gain from the initial public offering of 88.6% of the Company’s investment in Pinnacle Airlines Corp., $209 million received under the Emergency Wartime Supplemental Appropriations Act as reimbursement for security fees previously paid to the TSA, a $199 million gain from the sale of the Company’s investment in WorldSpan, a $148 million gain related to the acquisition of the corporation which held the Company’s Mandatorily Redeemable Preferred Security, a $39 million gain from the sale of its investment in Hotwire.com (“Hotwire”), an $11 million gain from the sale of a portion of its investment in Orbitz and a $5 million loss on the Company’s debt exchange.

Chapter 11 Proceedings

On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1 – Voluntary Reorganization Under Chapter 11” for additional information related to the Company’s rights, risks and obligations under the Chapter 11 filing.

Our consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

However, as a result of the matters discussed under “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry,” including the Company’s Chapter 11 proceedings, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainties. Given these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Notwithstanding the preceding general discussion of the automatic stay, the Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that specifies different treatment.  Section 1110 provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional lender, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.  This applies to substantially all of the Company’s encumbered aircraft.

The Section 1110 deadline for the Debtors was November 14, 2005.  The Debtor has targeted to restructure approximately 50% of its fleet count and is on track to realize a projected reduction of approximately $2.6 billion in balance sheet debt and present value of operating lease payments related to these assets.  Agreements are in place or have been tentatively reached for the majority of the targeted savings; manufacturer agreements have also been reached with certain aircraft, aircraft engine, and aircraft-related equipment manufacturers.  The Company is currently in negotiations with the other parties.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations and set forth the revised capital structure of the newly reorganized entity.  The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan.  On January 10, 2006, pursuant to Section 1121(d) of the Bankruptcy Code, the Bankruptcy Court approved a motion filed by the Debtors to extend the deadline of the Debtors’ exclusive right to file a plan of reorganization and the deadline to obtain necessary acceptance of the plan to July 13, 2006 and September 12, 2006, respectively.

The Company intends to use the provisions of Chapter 11 to reorganize its business in order to return to profitability on a sustained basis.  The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Realizing a competitive cost structure, including $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

In addition, any business plan that forms the basis for a plan of reorganization will have to produce sufficient returns to permit the Company to have adequate access to the capital markets.  Any plan will likely require profit improvements and/or cost reductions beyond those elements identified above.  The Company will continue to refine its Chapter 11 related goals and objectives in response to market conditions.

Labor Cost Restructuring. The Company is making progress in achieving its target of approximately $1.35 billion (target excluding pension savings) in annual labor cost savings through a combination of agreements negotiated with its employee labor groups, savings generated by the imposed AMFA contract, reductions in retiree medical benefit costs, and pay and benefit reductions from its management employees.

In 2004, as a first step toward achieving labor savings, the Company reached a bridge agreement with its pilots.  The bridge agreement, effective December 1, 2004, generated $285 million in annual labor cost savings from the Company’s pilot and management employees.

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

The Company reached consensual agreements on permanent wage and benefit reductions with employees represented by three of its union groups, the Aircraft Technical Support Association (“ATSA”), the Northwest Airlines

Meteorology Association (“NAMA”) and the Transport Workers Union of America (“TWU”), in November 2005.  The Company implemented management and salaried pay and benefit reductions on December 1, 2005.

On January 13, 2006, the IAM, which represents the Company’s ground employees, agreed to submit the Company’s contract settlement proposal to its members for ratification.  As a result of the IAM’s agreement, the Company did not begin the Section 1113(c) hearing related to the IAM collective bargaining agreements.  On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members.  However, the Company’s contract proposal was not ratified by the IAM-represented ESEs.  As a consequence of the ESE ratification vote results, the Company will request that the Bankruptcy Court proceed with the motion for a Section 1113(c) hearing related to the ESE members of the IAM.

On March 1, 2006, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA.  The flight attendant agreement is subject to ratification by the Company’s PFAA-represented employees.  On March 3, 2006, the Company reached a tentative consensual agreement on a new contract with its pilots, represented by ALPA.  The pilot agreement is subject to approval by Northwest’s ALPA-represented employees.  Currently, all of the tentative agreements, and the IAM contract proposal, are conditioned on the other agreements becoming effective or on the Company’s obtaining the contemplated savings through implementation of new contract terms.

In November 2005, the Company obtained interim wage reductions either consensually or through Section 1113(e), which will remain in place until the resolution of the Section 1113(c) process.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code in conjuction with its Section 1113(c) hearings pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.

Non-labor Cost Restructuring.  Since 2001, the Company has achieved approximately $1.4 billion of operating improvements through cost reductions and revenue enhancement initiatives.  The Company intends to obtain additional savings of $150 million annually through further reductions in non-labor costs.  Areas targeted for reduction include technology related costs, distribution expenses, procurement costs and other items.  Additionally, cost reductions through restructuring of the Company’s agreements with its regional carriers will be pursued.

Balance Sheet Restructuring.  In the face of mounting losses and prior to its bankruptcy filing, the Company sustained its operations largely through a strategy that included borrowing cash and selling assets.  This had the  consequence of leaving the Company with a debt burden of $14 billion, which includes $5 billion of aircraft-related operating lease present value commitments.  To successfully restructure and exit bankruptcy, the Company must eliminate excess debt and recapitalize its balance sheet.  With respect to its aircraft-related debt, the Company intends to use the authority provided by its Chapter 11 proceedings to negotiate reductions in above-market aircraft leases or, in cases where this is not possible, to return the affected aircraft.   The Company will reduce unprofitable flying and re-optimize its network as part of any capacity reduction.  The Company is targeting annual cost reductions of $400 million related to reductions in aircraft ownership costs (interest, rent and depreciation expense) and $150 million in unsecured debt restructuring savings (primarily interest expense) as part of  its overall balance sheet restructuring.

Results of Operations—2005 Compared to 2004

Operating Revenues.  Operating revenues increased 8.9% ($1.0 billion), the result of higher system passenger, regional carrier, cargo and other revenue.

System passenger revenues increased 5.6% ($470 million).  The increase in system passenger revenues was primarily attributable to a 3.4% increase in traffic and a 2.1% increase in yields.  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2005
Passenger revenues (in millions)	$8,902		$5,774		$1,987		$1,141

Increase (Decrease) from 2004:
Passenger revenues (in millions)	470		108		210		152
Percent	5.6%		1.9%		11.8%		15.4%

Scheduled service ASMs (capacity)	0.4%		(1.7)%		2.2%		6.7%
Scheduled service RPMs (traffic)	3.4%		2.6%		2.7%		8.4%
Passenger load factor	2.4	pts.	3.3	pts.	0.4	pts.	1.3	pts.
Yield	2.1%		(0.6)%		8.9%		6.4%
Passenger RASM	5.1%		3.7%		9.5%		8.0%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic.  Year over year decrease in capacity was driven by a 9.2% capacity reduction in the fourth quarter of 2005.

•                  Pacific passenger revenues increased as a result of stronger traffic and substantially improved yields.

•                  Atlantic passenger revenues increased significantly primarily due to improved traffic and yields.

Regional carrier revenues increased 23.3% ($252 million) to $1.3 billion, due primarily to the increased capacity from Bombardier CRJ aircraft deliveries.

Cargo revenues increased 14.1% ($117 million) to $947 million due to a 2.5% increase in cargo ton miles and an 11.4% increase in yield.  Cargo revenues consist of freight and mail carried on passenger aircraft and the Company’s 13 Boeing 747-200F dedicated freighters.

Other revenues, the principal components of which are MLT, other transportation fees, charter and rental revenues, increased 18.0% ($168 million).  This increase was primarily due to the higher rental revenues and other transportation related revenues.

Operating Expenses.  Operating expenses increased 12.1% ($1.4 billion) for 2005.  The following table and notes present operating expenses for the years ended December 31, 2005 and 2004 and describe significant year-over-year variances (in millions):

	Year Ended December 31		Increase (Decrease) from 2004	Percent
	2005	2004		Change	Note
Operating Expenses
Salaries, wages and benefits	$3,721	$3,796	$(75)	(2.0)%	A
Aircraft fuel and taxes	3,132	2,203	929	42.2	B
Selling and marketing	811	847	(36)	(4.3)	C
Aircraft maintenance materials and repairs	703	463	240	51.8	D
Other rentals and landing fees	627	596	31	5.2	E
Depreciation and amortization	552	731	(179)	(24.5)	F
Aircraft rentals	429	446	(17)	(3.8)	G
Regional carrier expenses	1,576	1,210	366	30.2	H
Other	1,654	1,492	162	10.9	I
Total operating expenses	$13,205	$11,784	$1,421	12.1%

A.           Salaries, wages and benefits decreased primarily due to pilot and management wage reductions implemented in December 2004, reduced AMFA mechanic pay and headcount, and interim wage reductions, partially offset by higher pension related expense including an $82 million pension curtailment.

B.             Aircraft fuel and taxes were higher due to a 44.5% increase in the average fuel cost per gallon to $1.71, net of hedging transactions.  Fuel hedge transactions reduced fuel costs by $21 million in 2005 and $29 million in 2004.

C.             Selling and marketing expenses decreased, primarily due to the one-time $77 million frequent flyer liability adjustment recorded in 2004, partially offset by transaction costs on year over year higher revenue.

D.            The increase in aircraft maintenance materials and repairs expense was largely due to the shift to third party maintenance vendors versus internally completed maintenance work and higher maintenance volume compared to 2004.

E.              Other rentals and landing fees increased due to higher rates and increased capacity.

F.              Depreciation and amortization expense decreased in 2005, primarily due to the level of aircraft impairments recorded in 2004 versus 2005.  In 2005 the Company recorded $8 million in impairments associated with certain Boeing DC10-30 and DC9-30 aircraft; in 2004, the Company recorded $203 million in write-downs on certain Boeing 747-200, Boeing DC10-30 and DC9-10 aircraft.  Additional aircraft impairments in 2005 were recorded as reorganization items.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 – Reorganization Related Items.”

G.             Aircraft rentals expense decreased due to the purchase of four aircraft off lease in 2004 and the rejection of aircraft leases in 2005.

H.            The increase in regional carrier expenses was primarily driven by the increase in fuel costs ($181 million) and the increase in regional carrier capacity ($185 million).

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased principally due to contingency planning related expenses, vendor training and transition related expense, and wet-leased freighter flying.

Other Income and Expense.  Non-operating expense increased 332% ($1.18 billion) primarily due to reorganization expenses that totaled $1.08 billion.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 –  Reorganization Related Items” for additional information related to the Company’s reorganization items.

Tax Expense (Benefit).  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability. It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.   See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 - Income Taxes” for additional discussion of the Company’s tax accounts.

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

Regional carrier revenues increased 25.9% ($233 million) to $1.1 billion, due primarily to the increased capacity from 38 additional Bombardier CRJ aircraft that have entered service since December 31, 2003.

Cargo revenues increased 10.4% ($7.8 million) to $830 million due to a 7.1% increase in cargo ton miles and a 3.1% increase in yield.  Cargo revenues consist of freight and mail carried on passenger aircraft and the Company’s 12 Boeing 747-200F dedicated freighters.  Freight revenue increased 15.4% ($107 million) while mail revenue decreased 50.9% ($29 million).  In the last half of 2003, the Company decided to stop carrying U.S. domestic mail.  Lower volumes and yields, partially due to restrictions imposed by the U.S. Government following September 11, 2001, and caused this business to become unprofitable.

Other revenues, the principal components of which are MLT, other transportation fees, charter and rental revenues, increased 12.1% ($101 million).  This increase was primarily due to rental revenue from the additional CRJ aircraft leased to Pinnacle Airlines from Northwest, and the 2003 elimination of intercompany transactions.

Operating Expenses.  Operating expenses increased 13.9% ($1.4 billion) for 2004.  The following table and notes present operating expenses for the year ended December 31, 2004 and describes significant variances from the year ended December 31, 2003 (in millions):

	Year Ended December 31		Increase (Decrease)	Percent
	2004	2003	from 2003	Change	Note
Operating Expenses
Salaries, wages and benefits	$3,796	$3,905	$(109)	(2.8)%	A
Aircraft fuel and taxes	2,203	1,554	649	41.8	B
Selling and marketing	847	709	138	19.5	C
Depreciation and amortization	731	586	145	24.7	D
Other rentals and landing fees	596	569	27	4.7	E
Aircraft maintenance materials and repairs	463	474	(11)	(2.3)	F
Aircraft rentals	446	481	(35)	(7.3)	G
Regional carrier expenses	1,210	567	643	113.4	H
Other	1,492	1,497	(5)	(0.3)	I
Total operating expenses	$11,784	$10,342	$1,442	13.9%

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

Tax Expense (Benefit).  During 2003, the Company recognized a $30 million tax benefit related to losses recorded in the first quarter that fully offset its remaining $30 million net deferred tax liability.  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability. It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.   See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 – Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

As of December 31, 2005, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $1.26 billion.  This amount excludes $600 million of restricted short-term investments (which may include amounts held as cash).  Liquidity decreased by $1.2 billion during the year ended December 31, 2005.

Significant Liquidity Events

Bank Term Loan.  On November 23, 2004, the Company completed the restructuring of its $975 million revolving bank credit facility, which was scheduled to mature in October 2005, by entering into an Amended and Restated Credit and Guarantee Agreement with a consortium of lenders that amended and restructured the revolving credit facility into a term loan.  The term loan had an initial principal amount of $975 million and was comprised of two tranches bearing different interest rates and with different principal amortization periods.

On April 15, 2005, the Company refinanced the first principal repayment of $148 million due in November 2005 under the $975 million term loan facility by creating a third tranche of debt.

On December 22, 2005, the Bankruptcy Court approved a stipulation permitting the Company to pay interest at the non-default contract interest rate and stay current on interest going forward on its $975 million term loan, as well as requiring the Company to comply with certain reporting covenants.  This stipulation allows the Company during bankruptcy proceedings to avoid repaying principal and to continue paying interest based on LIBOR while allowing the Company and the lenders to reserve their rights and remedies under the existing agreement.  Additionally, the stipulation did not remove the automatic stay the Company is entitled to with respect to requirements to meet financial covenants and collateral tests under the term loan.  The term loan has an outstanding principal amount of $975 million and currently bears interest at a blended rate of LIBOR plus 6.01%.  The term loan is secured by the Company’s Pacific route system and certain aircraft.

Credit Card Processing Agreements.  In September 2005, Northwest executed an agreement that amended and restated its Credit Card Processing Agreement with U.S. Bank.  The new agreement extends the term until December 31, 2008, includes a provision that will allow a certain level of funds to be withheld by U.S. Bank from credit card sales, and secures all obligations under the agreement as well as those under the Co-Branded Credit Card Agreement and the letter of credit facility with U.S. Bank referred to below.  Such amounts withheld by U.S. Bank would be released in part or in whole upon Northwest meeting certain financial requirements.  As part of this agreement, U.S. Bank is currently holding certain amounts, which are reflected as components of Other assets on the Company’s Consolidated Balance Sheets.

The agreement also provides for certain amendments to the Co-Branded Credit Card Agreement, which was also extended until December 31, 2008.  In addition, the agreement includes an extension of Northwest’s $98 million standby letter of credit facility through April 30, 2006, which allows for letters of credit to be outstanding through April 30, 2007.

The Bankruptcy Court entered a final order in October 2005 that authorized Northwest to assume the Credit Card Processing Agreement, to continue to perform under the Co-Branded Credit Card Agreement, and to continue the $98 million standby letter of credit facility.

In October 2005, Northwest executed an addendum to its airline card services agreement with American Express Travel Related Services Company, Inc., (“American Express”), that provides for the retention of certain funds by American Express from credit card sales.  The initial reserve will increase or decrease based on Northwest achieving certain financial requirements.  As part of this agreement, American Express is currently holding certain amounts, which are reflected as components of Other assets on the Company’s Consolidated Balance Sheets.  The Bankruptcy Court entered a final order in November 2005, which authorized Northwest to assume certain agreements, as modified, with American Express.

Cash Flow Activities

Operating Activities. Net cash used in operating activities for the year ended December 31, 2005 totaled $437 million, a $713 million decrease from the $276 million of cash provided by operating activities for the year ended December 31, 2004.  This decrease was driven primarily by an increase in net loss in 2005 versus 2004 and a $290 million increase in vendor deposits and holdbacks.

Investing Activities.  Investing activities during 2005 consisted primarily of the sale of short-term investments, aircraft capital expenditures and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

Investing activities during 2005 also included $277 million of additional funding to the Company’s irrevocable tax trust, which increased the Company’s restricted cash, cash equivalents and short-term investment balance.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies” for additional information regarding the Company’s irrevocable tax trust.  Additionally, investing activities during 2005 included proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines and $102 million in proceeds from the sale of the Prudential Financial Inc. common stock received in conjunction with Prudential’s demutualization.

Financing Activities. Financing activities during 2005 included financing one Airbus A330-300 aircraft with long-term debt, debt proceeds of $227 million from three secured financing agreements, debt proceeds of $101 million from the financing of certain of the Company’s properties in Tokyo, repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.

Non-Cash Flow Transactions and Leasing Activities.  In addition to the one Airbus A330-300 aircraft financed with debt proceeds discussed above, the Company also took delivery of six Airbus A319, two Airbus A330-300 and 24 Bombardier CRJ aircraft during 2005.  The six Airbus A319 and two Airbus A330 aircraft were acquired largely through non-cash transactions with the manufacturer, which are not classified as cash flow activities.  The Company entered into long-term operating leases on 23 CRJ aircraft.  One CRJ aircraft was acquired in 2005 as a substitute for a similar CRJ aircraft that was under a lease and was subject to an event of loss in 2004.  Subsequent to the Company’s bankruptcy filing, seven out of the 24 CRJ leases signed in 2005 were rejected.  The Company subleased 15 of the remaining Bombardier CRJ aircraft to Pinnacle Airlines, and the other two were subleased to Mesaba.

Investing activities affecting cash flows and non-cash flow transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the year ended December 31, 2005:

	Investing Activities Affecting Cash Flows	Non-cash Transactions and Leasing Activities

Airbus A319	—	6
Airbus A330-300	1	2
Bombardier CRJ - 440	—	12
Bombardier CRJ - 200	—	12
	1	32

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  For further discussion related to the Company’s long-term pre-petition debt and capital lease obligations that are classified as liabilities subject to compromise, refer to “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise.”  Additionally, see “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 – Long-Term Debt and Short-Term Borrowings, and Note 8 - Leases,” for additional information related to the Company’s debt and lease obligations that are not classified as subject to compromise.

Prior Years’ Cash Flow Activities

As of December 31, 2004, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $2.46 billion.  This amount excludes $156 million of restricted short-term investments (which may include amounts held as cash).  As of December 31, 2003, the Company had total liquidity of $2.76 billion.

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2004 totaled $276 million, a $99 million decrease from the $375 million of cash provided by operating activities for the year ended December 31, 2003.

Investing Activities.  Investing activities in 2004, other than aircraft and related purchases and short-term investments, included proceeds of $136 million from the sale of the Company’s remaining interest in Orbitz.  Investing activities in 2003, other than aircraft and related purchases and short-term investments, included proceeds of $278 million from the sale of the Company’s interest in WorldSpan, $255 million from the sale of 88.6% of the Company’s interest in Pinnacle Airlines Corp. (proceeds of which were included in the Company’s 2003 cash contributions to its pension plans), $40 million for the sale of the Company’s interest in Hotwire and $13 million from the sale of a portion of its investment in Orbitz.

Financing Activities.  Financing activities in 2004 consisted primarily of the issuance of $300 million of unsecured notes due in 2009, repayment of $138 million of 8.375% unsecured notes in March 2004, repayment of $195 million of 8.52% unsecured notes in April 2004, the restructuring of the Company’s $975 million revolving bank credit facility, the payment of debt and capital lease obligations, and the financing of one Airbus A330-200 and one Airbus A330-300 aircraft with long-term debt.

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

Contractual Obligations.  The following table summarizes the Company’s commitments to make long-term debt and minimum lease payments, aircraft purchases, and certain other obligations for the years ending December 31 that were entered into by the Company post-petition.  The Company is evaluating all its commitments as part of its overall plan of reorganization.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” for additional information on liabilities stayed as part of the Company’s Chapter 11 filing.

(in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$74	$78	$233	$142	$84	$548	$1,159
Capital leases (2)	11	—	—	—	—	—	11
Operating leases: (3)
Aircraft	79	86	84	78	74	309	710
Non-aircraft	2	2	1	1	1	12	19
Aircraft commitments (4)	595	831	—	93	109	73	1,701
Other purchase obligations (5)	—	—	—	—	—	—	—
Total (6)	$761	$997	$318	$314	$268	$942	$3,600

(1)          Amounts represent principal payments only for long-term debt that is not subject to compromise.

(2)          Amounts represent principal payments only for capital leases that are not subject to compromise.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 – Leases” for information related to interest on these amounts.

(3)          Amounts represent minimum lease payments for noncancelable operating leases that are not subject to compromise with initial or remaining terms of more than one year.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 – Leases” for information related to these amounts and the Company’s overall lease commitments.

(4)          The amounts presented represent contractual commitments for firm-order aircraft which have been assumed post-petition.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 14 – Commitments” for a discussion of these purchase commitments.

(5)          The Company is reviewing its executory contracts under Section 365 of the Bankruptcy Code.  No non-cancelable commitments related to Other Purchase Obligations have been entered by the Company subsequent to its Chapter 11 filing.

(6)          Purchase orders made in the ordinary course of business are excluded from the table.  Any amounts for which the Company is liable under purchase orders are reflected in the consolidated balance sheets as accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements. The SEC requires registrants to disclose “off-balance sheet arrangements.”  As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which a company 1) has made guarantees, 2) has retained a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development services with the Company.

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

Pension Funding Obligations. The Company has several defined benefit plans covering substantially all of its employees.  As of December 31, 2005, the Company’s pension plans were substantially underfunded as measured under the provisions of SFAS No. 87.  Projected benefit obligations under the plans totaled $9.5 billion, approximately $3.7 billion in excess of the fair value of plan assets.  Absent a distressed plan termination or future asset returns substantially in excess of plan assumptions, we will have to satisfy the underfunded amounts through cash contributions over time.  The timing and amount of funding requirements are also dependent upon a number of other factors, including asset returns, interest rates, changes in pension legislation related to funding requirements, the Company’s Chapter 11 proceedings and labor negotiations, applications for and receipt of waivers to reschedule contributions, and changes to pension plan benefits.  Effective August 31, 2005 and January 31, 2006 the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried and Pilot Employees, respectively.  Replacement pension coverage will be provided for these employees through a 401(k)-type defined contribution plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16 – Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

On April 15, 2003, the IRS approved the application submitted by the Company to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees.  The Company satisfied the conditions for rescheduling plan year 2003 contributions by granting the plans liens on certain assets of the Company (including domestic and foreign slots, international routes, aircraft and engines).

On April 10, 2004, the President signed into law the Pension Funding Equity Act (“Pension Act”), which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates.  Including the effect of the Pension Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million.  Through September 14, 2005, the Company had contributed $268 million to these plans.  As a result of the Company’s voluntarily filing for Chapter 11 on September 14, 2005, the Company did not make scheduled minimum cash contributions to its qualified defined benefit pension plans for September and October, 2005 in the amounts of $59 million and $83 million, respectively.  The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition.  The Company has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans, who is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that the Debtors are not continuing to fund the plans due to bankruptcy prohibitions.  The plans’ level of underfunding is expected to increase during the Chapter 11 cases.

The U.S. Senate approved a pension reform bill in November 2005 that would give airlines the option of amortizing pension liabilities over a twenty-year period.  The pension reform bill passed by the U.S. House of Representatives in December 2005 does not include a similar provision.  The bills are expected to go to conference committee in early 2006 and it is currently not possible to predict the outcome.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is currently estimated at approximately $75 million for calendar year 2006.  Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006.  If the Company is unable to obtain sufficient legislative pension relief, termination of the defined benefit plans would become inevitable.  Moreover, termination of the pilot defined benefit pension plan would become more likely should the tentative new collective bargaining agreement reached between ALPA and the Company not be ratified.

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

The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets, or liquidate and settle liabilities, for some amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially reflect materially different results under different assumptions and conditions.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 – Summary of Significant Accounting Policies” for additional discussion of the application of these estimates and other accounting policies.  The Company’s management discussed the development of the estimates and disclosures related to each of these matters with the audit committee of the Company’s board of directors.

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

Intangible Assets.  The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 requires that companies test goodwill and indefinite lived intangible assets for impairment on an annual basis rather than amortize such assets.  The Company adopted SFAS No. 142 as of January 1, 2002, and as a result no longer amortizes its indefinite lived intangible assets and goodwill, but instead tests the balance for impairment annually and/or when an impairment indicator exists.

The Company’s indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive “fifth freedom” rights between Japan and India, the South Pacific and other Asian destinations.  Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers.  These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan and beyond from its U.S. hub airports indefinitely.  Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances.  The Company’s carrying value of international route authorities was $634 million at December 31, 2005.  Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes.  If the life is then determined to be finite, the Company would begin amortizing the asset.

Pension Liability and Expense.  The Company has several defined benefit pension plans covering substantially all of its employees.  The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, which requires that amounts recognized in financial statements be determined on an actuarial basis that includes estimates relating to expected return on plan assets, discount rate, and employee compensation.  Effective August 31, 2005 and January 31, 2006 the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried and Pilot Employees, respectively.  Replacement pension coverage will be provided for these employees through a 401(k)-type defined contribution plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16 – Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the PBGC, all of which were previously reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes the change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2005.

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

In developing the expected long-term rate of return assumption, the Company examines projected returns by asset category with its pension investment advisors.  Projected returns are based primarily on broad, publicly traded equity and fixed-income indices, with minor adjustments to account for the value of active management the funds have provided historically.  The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return for 2006 is based on target asset allocations of 45% domestic equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 12.25%; 15% long-duration bonds with an expected rate of return of 5.75%; and 5% high yield bonds with an expected rate of return of 7%.  These assumptions result in a weighted geometric average rate of return of 9% on an annual basis.  The Company has historically weighted these assumptions based on an arithmetic average.  Beginning in 2006, the Company will weight the above category rate-of-return assumptions based on a geometric average.  The Company believes this change in estimate is preferable to its prior method in that it incorporates the underlying volatility of various asset category rate-of-return trends.  The Company’s expected long-term rate of return on plan assets for calendar year 2005 and 2004 was 9.5%.

Plan assets for the Company’s pension plans are managed by external investment management organizations.  These investment management firms are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

The Company also determines the discount rate used to measure plan liabilities.  The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plans that hold high, investment grade ratings by recognized ratings agencies.  By applying this methodology, the Company determined a discount rate of 5.71% to be appropriate at December 31, 2005, versus the 5.90% discount rate used at December 31, 2004.

For the year ended December 31, 2005, accounting for the changes related to the Company’s pension plans resulted in a net decrease to accumulated other comprehensive income of $16 million on a pre-tax basis.  The negative impact on accumulated other comprehensive income was principally due to a 5.1% rise in benefit obligations driven by a .19% decrease in the discount rate from 5.90% to 5.71%, offset by a 6.8% increase in the fair value of the plan assets.

Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25% would have changed accumulated other comprehensive income by $317 million on a pre-tax basis.

As of February 1, 2006 the majority of the Company’s qualified pension plans whose benefits were in part impacted by projected rate of future compensation increases were frozen. Compensation increases assumption for remaining plans does not materially impact the Company’s pension expense.

For the year ended December 31, 2005, the Company recognized consolidated pre-tax pension expense of $567 million, including replacement defined contribution requirements, up from $444 million in 2004.  Holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.5% would decrease/increase pension expense by approximately $29 million in 2006.  Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25% would decrease/increase pension expense by approximately $23 million in 2006.

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

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award.  In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments it expects to make to other airlines for WorldPerks members’ redemption travel on those carriers until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest.  Northwest recorded a liability for these estimated awards of $248 million, $215 million, and $119 million at December 31, 2005, 2004 and 2003, respectively.

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

Deferred Tax Asset:  The Company accounts for income taxes utilizing the liability method.  Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.  Under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”).  This Statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so.  SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS No. 154 is effective for the fiscal year beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”).  In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.  Since the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date SFAS No. 123R is adopted.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123 effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal.  Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant.  Therefore, the impact of adopting SFAS No. 123R will be immaterial.  The Company will adopt SFAS No. 123R, using the modified-prospective transition method, effective January 1, 2006.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks inherent in the Company’s market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes.  Actual results may differ from the outcomes estimated in the analyses due to factors beyond the Company’s control.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 17 – Risk Management and Financial Instruments” for related accounting policies and additional information.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  A hypothetical 10% increase in the December 31, 2005 cost per gallon of fuel, assuming projected 2006 mainline and regional aircraft fuel usage, would result in an increase to aircraft fuel expense of approximately $323 million in 2006, compared to an estimated $243 million for 2005 measured at December 31, 2004.  As of December 31, 2005, the Company had no fuel hedges in place for 2006.  As of December 31, 2004, the Company had hedged approximately 25% and 6% of 2005 first quarter and full year mainline fuel requirements, respectively.

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2005 levels relative to each of the currencies in which the Company’s revenues and expenses are denominated would result in a decrease in operating income of approximately $126 million for the year ending December 31, 2006, compared to an estimated decrease of $99 million for 2005 measured at December 31, 2004.  This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2005 and 2004.  The variance is due to the Company’s foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

The Company also has foreign currency exposure as a result of changes to balance sheet items.  The Company is currently in a net liability position, as its foreign currency-denominated liabilities exceed its foreign currency-denominated assets. The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income of an estimated $1 million in 2006, caused by the remeasurement of net foreign currency-denominated liabilities as of December 31, 2005.  In comparison, the Company was in a net asset position in 2004, as its foreign currency-denominated assets exceeded its foreign currency-denominated liabilities.  The result of a 10% strengthening in the value of the U.S. dollar would have resulted in a decrease to other income of an estimated $12 million, caused by the remeasurement of net foreign currency denominated assets at December 31, 2004.  This sensitivity analysis was prepared based upon foreign currency-denominated assets and liabilities as of December 31, 2005 and 2004, respectively.

In 2005, the Company’s yen-denominated net cash inflow was approximately 66 billion yen (approximately $610 million) and its yen-denominated assets exceeded its yen-denominated liabilities by an average of 7 billion yen (approximately $64 million), compared with 54 billion yen (approximately $487 million) and 15 billion yen (approximately $143 million), respectively, in 2004.  In general, each time the yen strengthens (weakens), the Company’s operating income is favorably (unfavorably) impacted due to net yen-denominated revenues exceeding expenses and a non-operating foreign currency gain (loss) is recognized due to the remeasurement of net yen-denominated assets.  The Company’s operating income in 2005 was favorably impacted by approximately $1 million due to the average yen being stronger in 2005 compared to 2004 and favorably impacted in 2004 by approximately $88 million due to the average yen being stronger in 2004 compared to 2003.  Excluding the impact of hedging activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2005, 2004 and 2003 was 110, 108 and 117, respectively.  Including the impact of hedge activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2005, 2004 and 2003 was 108, 110 and 117, respectively.  The Japanese yen financial instruments utilized to hedge net yen-denominated cash flows resulted in a gain of $10.9 million and a loss of $7.8 million in 2005 and 2004, respectively.  As of December 31, 2005, the Company had entered into forward contracts to hedge approximately 5% of its anticipated 2006 yen-denominated sales at an average rate of 101 yen per U.S. dollar.  This compares to 12% of its anticipated 2005 yen-denominated sales hedged as of December 31, 2004.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  If short-term interest rates were to increase by 100 basis points for a full year, based on the Company’s cash balance at December 31, 2005 and December 31, 2004, the Company’s interest income from cash equivalents and short-term investments would increase by approximately $19 million and $26 million, respectively.

Subsequent to its Chapter 11 filing, the Company records or accrues post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim.  The Company’s floating rate indebtedness was approximately 66% and 48% of its total long-term debt and capital lease obligations that were accruing interest as of December 31, 2005 and 2004, respectively.  If short-term interest rates were to increase by 100 basis points throughout 2006 as measured at December 31, 2005, the Company’s interest expense would increase by approximately $42 million, compared to an estimated $42 million for 2005 measured at December 31, 2004.  These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s floating rate indebtedness including debt obligations subject to compromise that continue to accrue interest, cash equivalent and short-term investment balances at December 31, 2005 and 2004.

Market risk for fixed-rate indebtedness that was not classified as subject to compromise as of December 31, 2005 is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $10 million measured at December 31, 2005.  This compares to an estimated $137 million measured at December 31, 2004.  The fair values of the Company’s indebtedness were estimated using estimated or quoted market prices and discounted future cash flows based on the Company’s incremental borrowing rates for similar types of arrangements.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Northwest Airlines Corporation (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation (Debtor-in-Possession) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation (Debtor-in-Possession) at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2, Northwest Airlines Corporation (Debtor-in-Possession) filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that Northwest Airlines Corporation (Debtor-in-Possession) will continue as a going concern. As more fully described in Notes 1 and 2, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan concerning these matters is also discussed in Notes 1 and 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Airlines Corporation’s (Debtor-in-Possession) internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

As discussed in Note 3 to the financial statements, in 2005 the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans.

Minneapolis, Minnesota
March 13, 2006

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31
	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$684	$707
Unrestricted short-term investments	578	1,752
Restricted cash, cash equivalents and short-term investments	600	156
Accounts receivable, less allowance (2005—$12; 2004—$12)	592	460
Flight equipment spare parts, less allowance (2005—$243; 2004—$240)	136	125
Maintenance and operating supplies	128	92
Prepaid expenses and other	275	286
Total current assets	2,993	3,578

PROPERTY AND EQUIPMENT
Flight equipment	10,055	9,890
Less accumulated depreciation	2,661	2,535
	7,394	7,355

Other property and equipment	1,792	1,783
Less accumulated depreciation	1,039	1,014
	753	769
Total property and equipment	8,147	8,124

FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	180	257
Less accumulated amortization	80	111
Total flight equipment under capital leases	100	146

OTHER ASSETS
Intangible pension asset	363	671
International routes	634	634
Investments in affiliated companies	41	55
Other	805	834
Total other assets	1,843	2,194
Total Assets	$13,083	14,042

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Air traffic liability	$1,586	$1,422
Accrued compensation and benefits	303	895
Accounts payable	342	612
Collections as agent	116	135
Accrued aircraft rent	74	267
Other accrued liabilities	284	417
Current maturities of long-term debt	74	696
Current obligations under capital leases	11	53
Total current liabilities	2,790	4,497

LONG-TERM DEBT	1,085	7,715

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	—	308

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	292	3,593
Other	102	753
Total deferred credits and other liabilities	394	4,346

LIABILITIES SUBJECT TO COMPROMISE	14,162	—

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	280	263

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized–315,000,000; shares issued (2005–111,280,322; 2004–111,124,304)	1	1
Additional paid-in capital	1,500	1,471
Accumulated deficit	(4,548)	(1,999)
Accumulated other comprehensive income (loss)	(1,568)	(1,547)
Treasury stock (2005–24,024,989 shares; 2004–24,018,221 shares)	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(5,628)	(3,087)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,083	$14,042

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31
	2005	2004	2003
OPERATING REVENUES
Passenger	$8,902	$8,432	$7,632
Regional carrier revenues	1,335	1,083	860
Cargo	947	830	752
Other	1,102	934	833
Total operating revenues	12,286	11,279	10,077
OPERATING EXPENSES
Salaries, wages and benefits	3,721	3,796	3,905
Aircraft fuel and taxes	3,132	2,203	1,554
Selling and marketing	811	847	709
Aircraft maintenance materials and repairs	703	463	474
Other rentals and landing fees	627	596	569
Depreciation and amortization	552	731	586
Aircraft rentals	429	446	481
Regional carrier expenses	1,576	1,210	567
Other	1,654	1,492	1,497
Total operating expenses	13,205	11,784	10,342
OPERATING INCOME (LOSS)	(919)	(505)	(265)
OTHER INCOME (EXPENSE)
U.S. Government appropriations	—	—	209
Interest expense	(610)	(543)	(475)
Interest capitalized	10	8	10
Interest of mandatorily redeemable security holder	—	—	(25)
Investment income	80	51	43
Earnings of affiliated companies	(14)	8	18
Reorganization items, net	(1,081)	—	—
Other, net	77	120	703
Total other income (expense)	(1,538)	(356)	483
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,457)	(861)	218
Income tax expense (benefit)	7	1	(30)
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,464)	(862)	248
Cumulative effect of accounting change	(69)	—	—
NET INCOME (LOSS)	(2,533)	(862)	248
Preferred stock requirements	(22)	(29)	(12)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,555)	$(891)	$236
EARNINGS (LOSS) PER COMMON SHARE:
Basic
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(28.57)	$(10.32)	$2.75
Cumulative effect of accounting change	(0.79)	—	—
Net Income (loss) applicable to common stockholders	$(29.36)	$(10.32)	$2.75
Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(28.57)	$(10.32)	$2.62
Cumulative effect of accounting change	(0.79)	—	—
Net Income (loss) applicable to common stockholders	$(29.36)	$(10.32)	$2.62

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,533)	$(862)	$248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	1,081	—	—
Depreciation and amortization	552	731	586
Income tax expense (benefit)	7	1	(30)
Net receipts (payments) of income taxes	(3)	(3)	215
Pension and other postretirement benefit contributions less than expense	457	190	90
Net loss (earnings) of affiliates	14	(8)	(18)
Net loss (gain) on disposition of property, equipment and other	(80)	(95)	(702)
Other, net	20	78	14
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(102)	46	(20)
Decrease (increase) in supplies, prepaid expenses and other	(37)	(50)	53
Decrease (increase) in vendor deposits/holdbacks	(290)	—	—
Increase (decrease) in air traffic liability	144	186	36
Increase (decrease) in accounts payable	206	33	(89)
Increase (decrease) in other liabilities	127	29	(8)
Net cash provided by (used in) operating activities	(437)	276	375

NET CASH PROVIDED BY (USED IN) REORGANIZATION ACTIVITIES	1	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(359)	(480)	(1,123)
Purchases of short-term investments	(301)	(241)	(1,377)
Proceeds from sales of short-term investments	1,606	128	—
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(444)	(34)	1
Proceeds from sale of property, equipment and other assets	6	160	615
Proceeds from sale of Pinnacle note receivable	102	—	—
Investments in affiliated companies and other, net	(1)	(6)	(117)
Net cash provided by (used in) investing activities	609	(473)	(2,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(606)	(1,664)	(301)
Payment of capital lease obligations	(16)	(70)	(49)
Payment of short-term borrowings	(14)	(13)	(34)
Proceeds from long-term debt	448	1,512	1,359
Other, net	(8)	(7)	(72)
Net cash provided by (used in) financing activities	(196)	(242)	903
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23)	(439)	(723)
Cash and cash equivalents at beginning of period	707	1,146	1,869
Cash and cash equivalents at end of period	$684	$707	$1,146
Available to be borrowed under credit facilities	$—	$—	$1
Cash and cash equivalents and unrestricted short-term investments at end of period	$1,262	$2,459	$2,757
Supplemental Cash Flow Information:
Interest paid	$529	$505	$448
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$344	$705	$290

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total
Balance January 1, 2003	110.8	$1	$1,455	$(1,316)	$(1,347)	$(1,055)	$(2,262)
Net income (loss)	—	—	—	248	—	—	248
Other comprehensive income (loss)
Foreign Currency (net of $17 million of tax)	—	—	—	—	30	—	30
Deferred gain/loss from hedging activities (net of $20 million of tax)	—	—	—	—	(35)	—	(35)
Unrealized gain/loss on investments	—	—	—	—	(1)	—	(1)
Minimum pension liability adjustments (net of $7 million of tax)	—	—	—	—	13	—	13
Total							255
Preferred Series C dividends accrued	—	—	—	(12)	—	—	(12)
Series C Preferred Stock converted to Common Stock	—	—	2	—	—	—	2
Step-up in basis of Orbitz Investment	—	—	11	—	—	—	11
$225 million Convertible Debt call spread	—	—	(10)	—	—	—	(10)
Other	0.1	—	2	(3)	—	6	5
Balance December 31, 2003	110.9	1	1,460	(1,083)	(1,340)	(1,049)	(2,011)
Net income (loss)	—	—	—	(862)	—	—	(862)
Other comprehensive income (loss)
Foreign Currency	—	—	—	—	3	—	3
Deferred gain/loss from hedging activities	—	—	—	—	8	—	8
Unrealized gain/loss on investments	—	—	—	—	4	—	4
Minimum pension liability adjustments	—	—	—	—	(222)	—	(222)
Total							(1,069)
Preferred Series C dividends accrued	—	—	—	(29)	—	—	(29)
Series C Preferred Stock converted to Common Stock	0.1	—	2	—	—	—	2
Stock options expensing	0.1	—	7	—	—	—	7
Issuance of Treasury Stock	—	—	—	(25)	—	36	11
Other	—	—	2	—	—	—	2
Balance December 31, 2004	111.1	1	1,471	(1,999)	(1,547)	(1,013)	(3,087)
Net income (loss)	—	—	—	(2,533)	—	—	(2,533)
Other comprehensive income (loss)	—
Foreign Currency	—	—	—	—	(7)	—	(7)
Deferred gain/loss from hedging activities	—	—	—	—	11	—	11
Unrealized gain/loss on investments	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustments	—	—	—	—	(16)	—	(16)
Total							(2,554)
Preferred Series C dividends accrued	—	—	—	(22)	—	—	(22)
Series C Preferred Stock converted to Common Stock	0.2	—	16	—	—	—	16
Stock options expensing	—	—	13	—	—	—	13
Issuance of Treasury Stock	—	—	—	6	—	—	6
Other	—	—	—	—	—	—	—
Balance December 31, 2005	111.3	$1	$1,500	$(4,548)	$(1,568)	$(1,013)	$(5,628)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Voluntary Reorganization Under Chapter 11 Proceedings

Bankruptcy Proceedings. On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11. The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)” (the “Chapter 11 case”). The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

The Company intends to use the provisions of Chapter 11 to reorganize its business in order to return to profitability on a sustained basis. The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•                  Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•                  Realizing a competitive cost structure, including $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•                  Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

In addition, any business plan that forms the basis for a plan of reorganization will have to produce sufficient returns to permit the Company to have adequate access to the capital markets. Any plan will likely require profit improvements and/or cost reductions beyond those elements identified above. The Company will continue to refine its Chapter 11 related goals and objectives in response to market conditions.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005, an Official Committee of Unsecured Creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. There can be no assurance that the Creditors’ Committee will support the Company’s positions or plan of reorganization.

With the exception of the Company’s non-debtor subsidiaries, the Company continues to operate the business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In conjunction with the commencement of the Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case. The most significant of these orders (i) authorize the Company to honor pre-petition obligations to customers, (ii) authorize the Company to honor obligations to employees for pre-petition employee salaries, wages, incentive compensation, and benefits and (iii) permit the Debtors to operate their consolidated cash management system during the Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Chapter 11 case.

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

The Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by Section 1110  of the Bankruptcy Code (“Section 1110”). Section 1110 provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations. These obligations are reflected in the Debtors’ liabilities subject to compromise. See “Note 6 – Liabilities Subject to Compromise” for additional information.

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach. These pre-petition general unsecured claims for damages, where appropriate, are reflected in the Debtors’ liabilities subject to compromise – See “Note 6 – Liabilities Subject to Compromise.”  The Company expects that liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these overall claims with any degree of certainty at this time.

The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”), which covers approximately 90% of the Company’s employees. In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.

On January 13, 2006, the International Association of Machinists and Aerospace Workers (“IAM”), which represents the Company’s ground employees, agreed to submit the Company’s contract settlement proposal to its members for ratification. On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members. However, the Company’s contract proposal was not ratified by the IAM-represented equipment service employees (“ESEs”). As a consequence of the ESE ratification vote results, the Company will request that the Bankruptcy Court proceed with the motion for a Section 1113(c) hearing related to the ESE members of the IAM.

On March 1, 2006, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the Professional Flight Attendants Association (“PFAA”). The flight attendant agreement is subject to ratification by the Company’s PFAA-represented employees. On March 3, 2006, the Company reached a tentative consensual agreement on a new contract with its pilots, represented by the Air Line Pilots Association (“ALPA”). The pilot agreement is subject to approval by Northwest’s ALPA-represented employees.

On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company. The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes. Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate. Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs. Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs. See “Note 13 – Income Taxes” for further information on the Company’s NOLs.

The Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK. However, the Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

The New York Stock Exchange advised the Company on September 15, 2005 that trading in Northwest’s 10.5% Class D Pass Through Certificates, Series 2003-1 due April, 1, 2009, ticker symbol NWB RP09, as well as the 9.5% Senior Quarterly Interest Bonds due August 15, 2039 (QUIBS), ticker symbol NWB, was suspended. The QUIBS can still be traded on the “over-the-counter” market under the symbol NWBBQ.PK, however, the Company is no longer accruing or paying interest.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations and set forth the revised capital structure of the newly reorganized entity. The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. On January 10, 2006, pursuant to Section 1121(d) of the Bankruptcy Code, the Bankruptcy Court approved a motion filed by the Debtors to extend the deadline of the Debtors’ exclusive right to file a plan of reorganization and the deadline to obtain necessary acceptance of the plan to July 13, 2006 and September 12, 2006, respectively.

A plan of reorganization must be voted on by holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and, as noted above, be confirmed by the Bankruptcy Court. A plan has been accepted by holders of claims against and equity interests in a Debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

Although the Debtors expect to develop a reorganization plan during 2006 for emergence from Chapter 11, or obtain additional extensions to its exclusivity period, there can be no assurance that a reorganization plan will be proposed by the Debtors within the required timeframe or that additional extensions, if required, will be approved. Also, there is no assurance that the proposed plan will be approved by claim holders or confirmed by the Bankruptcy Court.

Note 2—Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets, or liquidate and settle liabilities, for some amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications in the historical financial statements.

The Company’s consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. There are, however, significant risks facing the Company in this regard, including the following:

•                  The Company is currently operating under a voluntary reorganization under Chapter 11;

•                  Attempts to reduce labor cuts may not be successful; and

•                  The airline industry is intensely competitive.

Given these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

Business:  Northwest’s operations account for approximately 98% of the Company’s consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 248 cities in 23 countries in North America, Asia and Europe. Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM, which operates through a hub in Amsterdam, a domestic and international alliance with Continental and Delta, membership in SkyTeam, a global airlines alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines and Korean Air, exclusive marketing agreements with two domestic regional carriers, Pinnacle Airlines and Mesaba, both of which operate as Northwest Airlink, and a cargo business that includes a dedicated fleet of 14 freighter aircraft that operate through hubs in Anchorage and Tokyo.

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

Increase in Restricted Cash:  The Company, in the ordinary course of business, collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These include U.S. transportation taxes, passenger facility charges, fuel taxes and the employee portion of payroll taxes, among others.  The Company established an irrevocable trust in 2002 and since then has made regular deposits to the trust from which payments are issued to the taxing authorities.  The increase in the irrevocable trust balance from $5 million as of December 31, 2004, to $282 million as of December 31, 2005, represents the Company’s decision in the first quarter of 2005 to increase its trust funding. Additionally, as a result of the Company filing for bankruptcy, a receivables financing required the Company to establish a cash collateral account, the balance of which was $153 million as of December 31, 2005. These balances are included in restricted cash, cash equivalents and short-term investments on the Company’s Consolidated Balance Sheets.

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

The Company accounts for certain airport leases under the EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet. Capitalized expenditures of $357 million at December 31, 2005 that relate to airport improvements at Minneapolis/St.Paul, Memphis, Detroit, Knoxville and Seattle are recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases, liabilities subject to compromise, and other liabilities. During the construction of the Detroit airport project, capital expenditures are reflected in other property and equipment with a corresponding liability on the balance sheet.  This amount totaled $133 million as of December 31, 2005. Upon project completion, the corresponding asset and obligation will be removed from the balance sheet and will be accounted for as an operating lease.

Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144. These impairment evaluations are primarily initiated by fleet plan changes and therefore predominantly performed on fleet-related assets. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization or restructuring expense on the Company’s Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

In December 2005, as part of the implementation of its restructuring driven fleet plan, the Company removed 18 DC9-30 aircraft from operations and determined that the Avro RJ85 fleet would be removed from service by the end of 2006. As a result, the Company recorded, as restructuring expense, impairment charges of $153 million for the DC9-30 aircraft and the 10 owned Avro RJ85 aircraft in the fourth quarter of 2005.

In June 2005, the Company recorded $48 million for the impairment and other charges related to nine owned and two leased aircraft of various types that it does not intend to return to service. Of the $48 million recorded, approximately $40 million related to acceleration of aircraft rent expense and other charges on the two leased aircraft and $8 million was attributable to aircraft impairments on the nine owned aircraft.

In June 2004, as part of a revised fleet plan, the Company determined that it did not intend to return to service 10 Boeing 747-200 passenger aircraft that had been temporarily removed from operations. As a result, the Company recorded, as additional depreciation expense, impairment charges of $104 million associated with these aircraft and related inventory in the second quarter of 2004. In December 2004, additional impairment charges of $99 million were recorded in conjunction with a new aircraft order and the related early retirement of certain DC10-30 aircraft, and the accelerated retirement of the Company’s DC9-10 fleet, as part of a revised fleet plan.

In June 2003, the Company recorded an aircraft impairment of $21 million as additional depreciation expense, primarily for Boeing 727-200 aircraft used in charter operations. In December 2003, the Company recorded an impairment charge of $213 million as other expense, which related to foreign real property that no longer secures certain debt obligations. See “Note 9 – Mandatorily Redeemable Security” for additional information regarding impairment of foreign real property.

Flight Equipment Spare Parts:  Flight equipment spare parts are carried at lower of average cost or market and are expensed when consumed in operations. An allowance for depreciation is provided at rates that depreciate cost, less residual value, over the estimated useful lives of the related aircraft. Inventory sales at amounts greater or less than their carried values are recorded as an adjustment to the allowance for depreciation and therefore do not generate gain or loss recognition for income statement purposes.

Airframe and Engine Maintenance:  Routine maintenance, airframe and engine overhauls are charged to expense as incurred or when the asset is inducted at the vendor for service, except engine overhaul costs covered by power-by-the-hour type agreements, which are accrued on the basis of hours flown. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

International Routes:  Certain of the Company’s international routes result from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive “fifth freedom” rights from Japan to India, the South Pacific and other Asian destinations. Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers. These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan from its U.S. hub and gateway airports indefinitely. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize these intangible assets, but instead tests the balance for impairment annually and/or when an impairment indicator exists.

Frequent Flyer Program:  Northwest operates a frequent flyer loyalty program known as “WorldPerks.”  WorldPerks is designed to retain and increase traveler loyalty by offering incentives for their continued patronage. Under the WorldPerks program, miles are earned by flying on Northwest or its alliance partners and by using the services of program partners for such things as credit card use, hotel stays, car rentals and other activities. Northwest sells mileage credits to the program partners. WorldPerks members accumulate mileage in their accounts and later redeem mileage for free or upgraded travel on Northwest and other participating airlines. WorldPerks members that achieve certain mileage thresholds also receive enhanced service benefits from Northwest like special service lines, advance flight boarding and upgrades.

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

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award. In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments to other airlines for WorldPerks members’ redemption travel until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines, without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest. These changes in estimates resulted in a liability increase of $77 million, due primarily to the higher cost of awards redeemed on reciprocal frequent flyer programs versus Northwest’s incremental cost for carriage, partially offset by a higher projection of unused award miles. While the average cost of an award increased as a result of these revised estimates, the total number of awards expected to be redeemed declined substantially. The number of estimated travel awards outstanding and expected to be redeemed at December 31, 2005, 2004, and 2003 was approximately 3.6, 3.8, and 7.2 million, respectively. Northwest recorded a liability for these estimated awards of $248 million, $215 million, and $119 million at December 31, 2005, 2004 and 2003, respectively.

The number of travel awards used for travel on Northwest during the years ended December 31, 2005, 2004 and 2003 was approximately 1,492,000, 1,380,000 and 1,408,000, representing an estimated 7.3%, 6.9%, and 7.5% of Northwest’s total RPMs for each such year, respectively. Including travel allowed on Northwest and travel on partner airlines, travel awards represented an estimated 8.9%, 8.5%, and 8.6% of Northwest’s total RPMs for December 31, 2005, 2004 and 2003 respectively. Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company’s ability to manage frequent flyer inventory through seat allocations.

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

Advertising:  Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $63 million, $72 million, and $82 million in 2005, 2004, and 2003, respectively.

Stock Based Compensation:  As of December 31, 2005, the Company maintains stock incentive plans for officers and key employees of the Company and a stock option plan for pilot employees. See “Note 11 – Stock Based Compensation” for additional discussion of stock based compensation. Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”).

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). In addition to requiring supplemental disclosures, SFAS No. 123R eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Furthermore, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Since the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle should be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date SFAS No. 123R is adopted. Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123 effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, are minimal. Additionally, the overall impact of estimating the remaining forfeitures for awards outstanding as of the adoption date is insignificant. Therefore, the impact of adopting SFAS No. 123R will be immaterial. The Company will adopt SFAS No. 123R, using the modified-prospective transition method, effective January 1, 2006.

Foreign Currency:  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses generally included in net income.

Deferred Tax Assets:  The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities. Under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets. As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

Note 3—Change in Accounting for Certain Pension Plan Administrative Expenses

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost. These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses. The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred. The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005. The impact of this change on the year ended December 31, 2005, was an increase in net periodic benefit cost of $37.7 million.

The following table illustrates pro forma amounts as of December 31, assuming the new accounting method is applied retroactively:

(In millions, except per share amounts)	2005	2004	2003
Net Income (Loss) Applicable to Common Stockholders
Basic	$(2,486)	$(929)	$219
Diluted	(2,486)	(929)	228

Earnings (loss) per common share:
Basic	$(28.57)	$(10.75)	$2.55
Diluted	(28.57)	(10.75)	2.44

Note 4—Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

(In millions, except share data)	2005	2004	2003
Numerator:
Net income (loss) before cumulative effect of accounting change	$(2,464)	$(862)	$248
Cumulative effect of accounting change	(69)
Preferred stock requirements	(22)	(29)	(12)
Net income (loss) applicable to common stockholders	$(2,555)	$(891)	$236

Effect of dilutive securities:
Interest on contingently convertible debt	—	—	9
Adjusted net Income for diluted earnings (loss) per share	$(2,555)	$(891)	$245

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	87,003,280	86,403,384	85,889,584

Effect of dilutive securities:
Contingently convertible debt	—	—	7,281,552
Shares held in non-qualified rabbi trusts	—	—	3,033
Employee stock options and unvested restricted shares	—	—	471,192
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	87,003,280	86,403,384	93,645,361

Basic earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$(28.32)	$(9.98)	$2.89
Cumulative effect of accounting change	(0.79)	—	—
Preferred stock requirements	(0.25)	(0.34)	(0.14)
Net income (loss) applicable to common stockholders	$(29.36)	$(10.32)	$2.75

Diluted earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$(28.32)	$(9.98)	$2.65
Cumulative effect of accounting change	(0.79)	—	—
Interest on contingently convertible debt	—	—	0.09
Preferred stock requirements	(0.25)	(0.34)	(0.12)
Net income (loss) applicable to common stockholders	$(29.36)	$(10.32)	$2.62

For the twelve months ended December 31, 2005 and 2004, 19,311,599 and 19,768,222 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods. Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6,315,026 and 6,456,063 shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the years ended December 31, 2005 and 2004, respectively, because the Company reported a net loss for these periods and the inclusion of these shares would have had an anti-dilutive effect on the earnings per share calculation. Due to the determination of the Company in 2003 to use cash to redeem the Series C Preferred Stock rather than issuing additional common stock, 6,521,300 shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the year ended December 31, 2003. See “Note 10 – Redeemable Preferred Stock” for additional information regarding this security.

The dilutive securities described above do not include 7,879,048, 1,337,224 and 1,232,128 employee stock options and restricted shares for the years ended December 31, 2005, 2004 and 2003, respectively, because the exercise prices of these options were greater than the average market price of the common stock for the period or the amount of assumed proceeds for the restricted shares did not result in incremental dilutive shares under the treasury method. Total employee stock options and restricted shares outstanding of 7,879,048 and 9,449,561 as of December 31, 2005 and 2004, respectively, were not included in diluted securities because the Company reported a net loss for the years ended December 31, 2005 and 2004.

Note 5—Reorganization Related Items

The consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis that contemplates continuity of operations, realization of assets, and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

Reorganization items recorded from the commencement of the Chapter 11 case through December 31, 2005, largely consisted of aircraft restructuring, aircraft impairment and rejection charges, the write-off of debt and lease valuation adjustments, and pension plan curtailment charges. The charges for restructuring aircraft leases result from the recognition of anticipated damage claims associated with the renegotiation of aircraft lease terms. Aircraft impairment charges are the non-cash write-downs of owned aircraft that were rejected or permanently grounded as part of the Company’s fleet restructuring. Aircraft rejection charges are non-cash costs that include the estimated claims resulting from the Company’s rejection or renegotiation of certain aircraft leases and/or return of aircraft as part of the bankruptcy process. Debt and lease valuation adjustments represent one time non-cash charges related to the write-off of issuance costs, discounts and premiums related to the Company’s debt and leases classified as liabilities subject to compromise. Pension plan curtailment charges are non-cash costs associated with the freezing of the pilot pension plan.

Net reorganization items, as shown on the Consolidated Statement of Operations, consist of the following:

(In millions)	2005
Restructured aircraft leases	$498
Aircraft related impairment	153
Aircraft related rejection charges	128
Debt and lease valuation adjustments	144
Pension plan curtailment	127
Professional fees	23
Other	8
Reorganization items, net	$1,081

Note 6—Liabilities Subject to Compromise

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005. The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) has not yet been determined. A proof of claim arising from the rejection of an executory contract or an expired lease must be filed the later of the Bar Date or 30 days from the effective date of the authorized rejection.

Differences between liability amounts the Company has estimated and future claims to be filed by its creditors will be examined by the Debtors and if necessary will be subject to a final determination of the allowable claims by the Bankruptcy Court. The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is complete. Completion of the claims resolution process may occur well after confirmation of a plan of reorganization. The Company will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process. To the extent that the Company identifies additional amounts subject to compromise, they will be recognized accordingly. As a result, the amounts of liabilities subject to compromise are subject to change.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim. Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $59.2 million during the year ended December 31, 2005.

At December 31, 2005, the Company had liabilities subject to compromise of $14.2 billion consisting of the following:

(In millions)	2005
Long-term debt (1)	$7,348
Accrued interest on long-term debt	63
Pension, postretirement and other employee related expenses	3,948
Aircraft-related accruals and deferrals (2)	1,455
Capital lease obligations, including accrued interest (3)	350
Accounts payable and other liabilities	998
Total Liabilities Subject to Compromise	$14,162

In addition to the $14.2 billion of liabilities subject to compromise itemized above, the Company’s $280 million of Preferred Redeemable Stock is also subject to compromise. This preferred security is not presented as a liability on the Company’s Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

1)              Long-term debt subject to compromise includes pre-petition and post-petition accrued interest and unpaid principal for financings that remain subject to negotiations that may ultimately result in a return of collateral, settlement or a renegotiated agreement. It also includes estimated unsecured damage claims to be resolved through the Company’s Chapter 11 settlement process, resulting from debt agreements that have been restructured subsequent to the petition date. Refer to “Note 7 – Long-Term Debt and Short-Term Borrowings” for information related to the Company’s debt not classified as subject to compromise. At December 31, 2005, the Company’s long-term debt subject to compromise was as follows:

(In millions)	2005
Aircraft Enhanced Equipment Trust Certificates (a)(b)	$1,987
Aircraft Secured Loans (a)(c)	2,156
Term Loan (a)(d)	975
Other Secured Notes (a)(e)	528
Other Secured Debt (a)	1
Unsecured Notes	1,313
Convertible Unsecured Notes	375
Unsecured Debt	2
Pre-Petition Claims (f)	11
Total Debt Liabilities Subject to Compromise (g)	$7,348

(a)          On certain secured financings that are classified as subject to compromise, the Company continues to make principal and interest payments, either through Bankruptcy Court approval or interim payment agreements negotiated with the related creditors.

(b)         At December 31, 2005, the $1.99 billion of equipment notes underlying the pass-through trust certificates issued for 78 aircraft are direct obligations of Northwest.

(c)          The Company took delivery of four Airbus A319-100 aircraft during 2005 prior to the Chapter 11 filing date that were financed in the amount of $113 million. Since these aircraft were delivered and financed prior to the filing date, they are considered subject to compromise. At December 31, 2005, the $2.16 billion of equipment notes underlying the secured loans were secured by 69 aircraft.

(d)         The term loan had an initial principal amount of $975 million and was comprised of two tranches. On April 15, 2005, the Company refinanced the first principal repayment of $148 million due in November 2005 under the $975 million term loan facility by creating a third tranche of debt. The term loan is secured by the Pacific routes and certain aircraft.

(e)          During the second quarter of 2005, Northwest entered into three separate secured loan agreements.  The loan agreements include:

•                  A $140 million Accounts Receivable Loan commitment secured by credit card, passenger and cargo receivables.  The outstanding draw on this commitment is $127 million.

•                  A $50 million Stock Loan secured by Northwest equity investments in its regional carriers.

•                  A $50 million Equipment Loan secured by various aircraft, spare engines and engine spare parts.

(f)            As a result of restructuring debt for two B757-300 aircraft subsequent to the filing date, the Company has recorded an unsecured pre-petition claim of $11 million.

(g)         Assets having an aggregate book value of $7.2 billion at December 31, 2005, consisting principally of aircraft and route authorities, were pledged under various loan agreements. See “Note 7 – Long-Term Debt and Short-Term Borrowings” for further information on debt obligations not classified as subject to compromise.

(2)          Includes estimated unsecured creditor claims of $814 million related to post-petition restructured operating and capital leases. This amount also includes accrued rent for leases still in the process of being renegotiated. Refer to “Note 8 – Leases” for information related to the Company’s leases not subject to compromise.

(3)          Capital lease obligations subject to compromise includes accrued interest and unpaid principal for financings that remain subject to negotiations that may ultimately result in a return of collateral, settlement or a renegotiated agreement.

Note 7—Long-Term Debt and Short-Term Borrowings

Long-term debt not classified as subject to compromise as of December 31 consisted of the following (with interest rates as of December 31, 2005):

(In millions)	2005 (1)	2004
Aircraft enhanced equipment trust certificates due through 2012, 9.8% weighted-average rate (2)	$182	$2,406
Aircraft secured loans due through 2025, 7.5% weighted-average rate (3)	671	2,526
Bank Term Loan due 2006 through 2010,	—	975
Other secured notes due through 2010, 6.4% weighted-average rate	195	531
Other secured debt through 2031, 4.5% weighted-average rate (4)	111	102
Total secured debt	1,159	6,540

Unsecured notes due 2006 through 2039	—	1,494
Convertible unsecured notes due through 2023	—	375
Other unsecured debt	—	2
Total unsecured debt	—	1,871

Total debt	1,159	8,411

Less current maturities	74	696
Total Long-term debt	$1,085	$7,715

(1)          The financings listed in the table above are considered “not subject to compromise” either due to Bankruptcy Court-approved post-petition negotiated agreements or due to the fact that the debt represents obligations of Non-Debtor consolidated subsidiaries. Assets having an aggregate book value of $1.5 billion at December 31, 2005, consisting principally of aircraft, were pledged under various loan agreements. Refer to “Note 6 – Liabilities Subject to Compromise” for information related to long-term debt and short-term borrowings that are classified as liabilities subject to compromise.

(2)          At December 31, 2005, the $182 million of equipment notes underlying the pass-through trust certificates issued for 13 aircraft are direct obligations of Northwest. Interest on the pass-through trust certificates is payable semi-annually.

(3)          The Company took delivery of and financed three Airbus A330-300 and two Airbus A319-100 aircraft during the twelve months ended December 31, 2005, resulting in an increase of $312 million aircraft secured loans. On December 31, 2005, the $671 million of equipment notes underlying the secured loans issued for 14 aircraft are direct obligations of Northwest.

(4)          On April 1, 2005, the Company completed an 8.5 billion yen (approximately $72 million) financing with Shinsei Bank, Limited, maturing on June 20, 2006 (“Shinsei” loan).  The loan proceeds were reduced by fees and expenses, pre-paid interest and a liquidity reserve.  This financing bears interest at the rate of 2.878% per annum.  The financing is secured by certain Company properties in Tokyo.  On April 20, 2005, the Company completed a 2.5 billion yen (approximately $21 million) financing with Airline Funding, LLC (“Airline Funding” loan), which will remain outstanding concurrently with the Shinsei loan until maturity on June 20, 2006.  This financing bears interest at the rate of 5.0% per annum with interest payable semi-annually. The Airline Funding loan financing is secured by a second lien on properties in Tokyo, with the first lien being held by Shinsei Bank, Limited. As a result of a binding commitment outstanding at December 31, 2005 from Airline Funding, LLC to refinance the Shinsei and Airline Funding loans into one 25-year mortgage, both loans maturing on June 20, 2006 are classified as long-term debt and are therefore included in the “Thereafter” column in the Debt Maturity Table below.

Debt Maturity Table:

Maturities of long-term debt classified as not subject to compromise for the five years subsequent to December 31, 2005 are as follows:

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
Aircraft enhanced equipment trust certificates	$15	$24	$24	$25	$25	$69	$182
Aircraft secured loans	18	31	188	21	23	390	671
Bank Term Loan	—	—	—	—	—	—	—
Other secured notes	21	21	21	96	36	—	195
Other secured debt	20	2	—	—	—	89	111
Total secured debt	74	78	233	142	84	548	1,159

Total unsecured debt	—	—	—	—	—	—	—
Total long-term debt	$74	$78	$233	$142	$84	$548	$1,159

The weighted-average interest rates on short-term borrowings outstanding at December 31 were 3.73% and 3.97% for 2004 and 2003, respectively. As of December 31, 2005 there were no short-term borrowings.

Note 8—Leases

The Company leases aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032. As allowed under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, the majority of the Company’s operating leases and all of the Company’s capital leases are currently classified as subject to compromise. See “Note 6 – Liabilities Subject to Compromise” for information related to operating leases and capital leases that are classified as liabilities subject to compromise.

At December 31, 2005, future minimum lease payments for noncancelable operating leases that are not subject to compromise, primarily due to post-petition Bankruptcy Court approved agreements, with initial or remaining terms of more than one year are as follows:

(In millions)	Aircraft	Non-aircraft
2006	$79	$2
2007	86	2
2008	84	1
2009	78	1
2010	74	1
Thereafter	309	12
Total minimum operating lease payments (1)	$710	$19

(1) As of December 31, 2005, the Company had future minimum lease payments for noncancelable operating leases classified as subject to compromise in the amount of $4.2 billion, net of sublease rental income of $3.3 billion.

Rental expense for all operating leases for the years ended December 31 consisted of the following (in millions):

(In millions)	2005	2004	2003
Gross rental expense	$991	$928	$908
Sublease rental income	(371)	(314)	(172)
Net rental expense	$620	$614	$736

At December 31, 2005 Northwest leased 66 of the 379 aircraft it operates; of these 66 leases, six were capital leases and 60 were operating leases.

Note 9—Mandatorily Redeemable Security

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

Note 10—Redeemable Preferred Stock

Series C Preferred Stock:  As part of labor agreements reached in 1993, NWA Corp. issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the “Series C Preferred Stock”), and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors. NWA Corp. has authorized 25 million shares of Series C Preferred Stock. The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights. Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock. As of December 31, 2005, 4.4 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.7 million shares outstanding are convertible into 6.3 million shares of Common Stock. During 2005, 103,399 shares of Series C Preferred Stock were converted into 141,036 shares of Common Stock.

During the 60-day period ending on August 1, 2003 (the “Put Date”), holders of the Series C Preferred Stock had the right to put their shares of the Series C Preferred Stock to NWA Corp. Under the terms of the Series C Preferred Stock, NWA Corp. was required to elect, prior to the commencement of such 60-day period, the form of payment it would use for repurchasing such shares of the Series C Preferred Stock. On May 30, 2003, NWA Corp. elected to repurchase such shares of the Series C Preferred Stock for cash equal to the Put Price. The “Put Price” of the Series C Preferred Stock is equal to a pro rata portion of the actual savings resulting from labor cost savings agreements entered into in 1993 (approximately $226 million as of August 1, 2003, the Put Date) plus any accrued and unpaid dividends on the Series C Preferred Stock.

On August 1, 2003, the Company announced that its Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board of Directors was unable to determine that the Company had adequate legally available surplus to repurchase the outstanding Series C Preferred Stock. As a result, quarterly dividends began accruing August 1, 2003, at 12% per annum and the employee unions are entitled to three additional Board of Directors positions. Effective with the petition date, the Company discontinued accruing additional unpaid dividends.

In June 2003, the IBT and certain related parties commenced litigation against NWA Corp. in New York state court. In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court. Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock during 2003 and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company. On March 24, 2005, the judge ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary. On August 24, 2005, Northwest and the plaintiffs reached an agreement, among other things, to cancel the trial and to establish the amount of damages owed to employees represented by the plaintiffs should the trial court’s liability determination be upheld (nearly $277 million). The agreement also established the procedural process for Northwest to appeal the trial court’s liability judgment and to seek a stay of enforcement of the judgment. The plaintiffs also agreed not to take any action to enforce the judgment unless and until the New York State Appellate Division denies Northwest’s motion to stay enforcement of the judgment. Further proceedings in this litigation have been stayed following the Company’s Chapter 11 filing.

The financial statement carrying value of the Series C Preferred Stock that accreted over 10 years commencing August 1993 to the ultimate put price, was $280 million at December 31, 2005, including approximately $62 million of unpaid dividends accrued from August 1, 2003 through September 14, 2005 (the petition date). This balance was considered subject to compromise as of December 31, 2005. The Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

Note 11—Stock Based Compensation

As of December 31, 2005, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”). Effective January 1, 2003, the Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148. All employee stock option grants made on or after January 1, 2003 are recorded as compensation expense over the vesting period based on the fair value at the date the stock-based compensation is granted. See “Note 2 – Summary of Significant Accounting Policies” for additional disclosure of the Company’s stock options, including a table that illustrates the effect on net income and earnings per share. Prior to January 1, 2003, no stock-based employee compensation expense related to options was reflected in the consolidated statement of operations, as all options granted in 2002 or in prior years had an exercise price equal to the market value of the underlying common stock on the date of grant and under the accounting principles used by the Company at that time, no compensation expense attributable to fair market value options was required to be recognized.

Stock Incentive Plans for Officers and Key Employees:  Following is a summary of information regarding awards made under the Management Plans for the years ended December 31:

	2005		2004		2003
(shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,948	$12.64	3,507	$12.06	7,923	$25.27
Granted	185	4.71	—	—	2,965	8.31
Forfeited	(303)	8.79	(343)	9.40	(7,357)	24.81
Exercised	(15)	5.71	(216)	8.31	(24)	4.74
Outstanding at end of year	2,815	12.59	2,948	12.64	3,507	12.06

Exercisable at end of year	1,690	15.80	1,154	19.18	599	27.73

Reserved for issuance	21,802		21,802		21,802
Available for future grants	9,291		8,392		11,367

At December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
(shares in thousands)	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
Range of Exercise Prices

$4.61 to $24.59 (1)	2,489	6.8 years	$9.56	1,363	$11.02
26.16 to 39.31	300	2.2 years	34.52	300	34.53
43.56 to 51.97	26	3.1 years	50.49	26	50.49

(1)          1.8 million of the 2.5 million shares outstanding had an exercise price of $8.31, and approximately 931,000 of these shares were exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted average risk-free interest rate	4.0%	N/A	3.2%

Stock price volatility	50.0%	N/A	40%

Expected lives in years	6	N/A	6

The weighted-average fair value of options granted during 2005 and 2003 was $2.63 and $3.62 per option, respectively. There were no options granted under the Management Plans in 2004.

Management Stock Option Exchange Program:  On January 14, 2003, the Company completed an option exchange program, pursuant to which participants were able to exchange their stock options at a ratio of two old options for one newly issued option. The replacement options have a strike price of $8.31, the average of the high and low price of the Company’s common stock on the award date of January 15, 2003. The compensation expense related to these replacement options will be amortized over a four-year vesting period using the fair value method of recording stock-based employee compensation. Certain participants were able to exchange outstanding stock options for phantom units at a ratio of three old options for one replacement phantom unit. The compensation expense related to these phantom units will be recognized over the four-year vesting period, adjusted for the current period stock price, consistent with how phantom units have been expensed in the past.

Stock Option Plan for Pilots:  The Pilot Plan was established in September 1998, in conjunction with the labor agreement reached between Northwest and the Air Line Pilots Association, International. In addition, in October 2004, in conjunction with the agreement with ALPA providing for labor cost restructuring, the Company granted 3.5 million additional stock options to pilot employees. Since at the time this agreement was reached there were no shares that remained available for grant under the Pilot Plan, the 3.5 million additional options were granted under the Management Plans.

Following is a summary of information regarding awards made under the Pilot Plan and the additional awards made to pilot employees under the Management Plans for the years ended December 31:

	2005		2004		2003
(shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,064	$9.96	1,564	$15.85	2,486	$25.58
Granted	—	—	3,500	7.33	926	9.18
Cancelled	—	—	—	—	(1,848)	25.60
Exercised	—	—	—	—	—	—
Outstanding at end of year	5,064	9.96	5,064	9.96	1,564	15.85

At December 31, 2005:

	Options Outstanding
		Weighted-Average
		Remaining	Options Exercisable
(shares in thousands)	Shares	Contractual Life	Shares
Exercise Prices
$7.325	3,500	8.8 years	1,751
9.185	926	7.6 years	465
19.62	134	5.7 years	134
24.688	123	3.7 years	123
27.875	381	3.4 years	381

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted average risk-free interest rate	N/A	3.5%	3.5%

Stock price volatility	N/A	50%	40%

Expected lives in years	N/A	6	6

There were no options granted under the Pilot Plan in 2005. The weighted-average fair value of options granted during 2004 and 2003 was $3.78 and $4.04 per option, respectively.

Pilot Stock Option Exchange Program:  On July 30, 2003, the Company completed an option exchange program for its pilots holding stock options or stock appreciation rights (“SARs”) granted pursuant to the Pilot Plan. This exchange program was adopted as part of a letter of agreement with ALPA entered into in connection with obtaining approval from ALPA for a codeshare agreement with Delta. Eligible participants were allowed to exchange their outstanding stock options or SARs for a designated number of replacement options or replacement SARs, respectively at a ratio of two shares subject to an old award for one share subject to a replacement award. The exercise price of the replacement awards is the average of the high and low sales prices of the Company’s common stock on the award date of July 31, 2003, or $9.185 per share.

Restricted Stock:  Shares of restricted stock were awarded at no cost to certain officers and key employees in 2005, 2004 and 2003. These shares are subject to forfeiture until vested and the shares are issued or released upon vesting. Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the applicable vesting period. Outstanding shares of restricted stock were cancelled during the fourth quarter of 2005. As a result of these cancellations, the remaining $8.4 million of unamortized compensation expense related to these awards was expensed in November 2005. The related non-cash charge is reflected as a reorganization item. As of December 31, 2005, there were no remaining restricted shares outstanding under any of the Company’s stock plans.

Phantom Stock Awards:  Phantom stock awards were granted pursuant to the Management Plans to certain officers and other key employees. In 2005, 2004 and 2003, a total of 709,467, 2,076,350 and 1,683,414 phantom stock units, respectively, were granted. The phantom stock vests over either a three or four year period based on continued employment of the participant during such periods, and in some cases, upon satisfaction of certain established performance standards. Each unit represents the right to receive a cash payment equal to the market value of the Company’s common stock as defined in the plan.

Total stock based compensation recognized for the years ended December 31, 2005, 2004, and 2003 was $18.1 million, $18.9 million, and $19.3 million, respectively. This expense was primarily recognized on a straight-line basis.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss) (“OCI”):

(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2003	$(37)	$22	$(1,332)	$—	$(1,347)

Before tax amount	47	(55)	20	(1)	11
Tax effect	(17)	20	(7)	—	(4)
Net-of-tax amount	30	(35)	13	(1)	7

Balance at December 31, 2003	(7)	(13)	(1,319)	(1)	(1,340)

Before tax amount	3	8	(222)	4	(207)
Tax effect	—	—	—	—	—
Net-of-tax amount	3	8	(222)	4	(207)

Balance at December 31, 2004	(4)	(5)	(1,541)	3	(1,547)

Before tax amount	(7)	11	(16)	(9)	(21)
Tax Effect	—	—	—	—	—
Net-of-tax amount	(7)	11	(16)	(9)	(21)

Balance at December 31, 2005	$(11)	$6	$(1,557)	$(6)	$(1,568)

Note 13— Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31:

(In millions)	2005	2004	2003
Current:
Federal	$6	$(3)	$1
Foreign	—	4	2
State	1	—	1
	7	1	4
Deferred:
Federal		—	(29)
Foreign	—	—	(2)
State	—	—	(3)
	—	—	(34)
Total income tax expense (benefit)	$7	$1	$(30)

Reconciliations of the statutory rate to the Company’s income tax expense (benefit) for the years ended December 31 are as follows:

(In millions)	2005	2004	2003
Statutory rate applied to income (loss) before income taxes	$(860)	$(301)	$76
Add (deduct):
Mandatorily Redeemable Preferred Security	—	8	(219)
State income tax expense (benefit) net of federal benefit	(39)	(14)	4
Non-deductible expenses	13	6	7
Increase to Minimum Tax Credit Carryforward	—	—	(54)
Adjustment to valuation allowance and other income tax accruals	883	297	156
Other	10	5	—
Total income tax expense (benefit)	$7	$1	$(30)

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

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In millions)	2005	2004
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$2,169	$2,081
Expenses other than accelerated depreciation and amortization	16	131
Other	23	16
Total deferred tax liabilities	2,208	2,228
Deferred tax assets:
Expenses not yet deducted for tax purposes	284	309
Reorganization charges not yet deducted for tax purposes	384	—
Pension and postretirement benefits	1,320	1,194
Gains from the sale-leaseback of aircraft	99	116
Rent expense	101	101
Travel award programs	95	84
Net operating loss carryforward	1,213	784
Alternative minimum tax credit carryforward	134	134
Other	25	44
Total deferred tax assets	3,655	2,766
Valuation allowance for deferred tax assets	(1,447)	(538)
Net deferred tax assets	2,208	2,228
Net deferred tax liability	$—	$—

The Company has certain federal deferred tax assets available for use in the regular tax system or the alternative minimum tax (“AMT”) system. The deferred tax assets available for utilization in the regular system include: AMT credits of $134 million, net operating loss carryforwards of $3.3 billion, general business credits of $6 million and foreign tax credits of $9 million. The deferred tax assets available for utilization in the AMT system are: net operating loss carryforwards of $3.1 billion and foreign tax credits of $6 million. AMT credits available for use in the regular system have an unlimited carryforward period and all other deferred tax assets in both systems are available for carryforward to years beyond 2005, expiring in 2006 through 2025.

The Company also has the following deferred tax assets available at December 31, 2005 for use in certain states:  net operating losses with tax benefit value of approximately $88 million and state job credits of $7 million available for carryforward to years beyond 2005, expiring in 2008 through 2025.

The Company’s valuation allowance increased by $909 million during 2005. In addition to the valuation allowance recorded through continuing operations, a portion of this valuation allowance was recorded to Other Comprehensive Income, primarily as a result of an increase in minimum pension liabilities.

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

Note 14 — Commitments

The Company’s firm orders for 39 new aircraft to be operated by Northwest consist of scheduled deliveries for nine Airbus A330-300 aircraft and five Airbus A330-200 aircraft from 2006 through 2007, 18 Boeing 787-800 aircraft from 2008 through 2010, two Airbus A320 aircraft in 2009 and five Airbus A319 aircraft from 2010 through 2011. As of December 31, 2005, the Company also had firm orders for five Bombardier CRJ-200 aircraft in 2006 and was scheduled to take delivery of eight CRJ-200 aircraft in 2005.

Committed expenditures for aircraft and related equipment confirmed post Chapter 11 filing, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $595 million in 2006, $831 million in 2007, $93 million in 2009, $109 million in 2010, and $73 million in 2011. Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings. The Company had firm financing commitments for all aircraft on order prior to filing for bankruptcy, and is in the process of determining which of these commitments will be available in the future. During the fourth quarter, the Company concluded agreements with Airbus and Pratt & Whitney that permit continued delivery and financing of the remaining 14 A330-300 and A330-200 wide body aircraft that Northwest had on order. Airbus agreed to finance 10 of the 14 A330s, and Pratt & Whitney will finance the remainder.

Note 15 — Contingencies

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

The Company is the guarantor of approximately $267.9 million of obligations related to facilities bonds issued by airports and/or airport commissions in Minneapolis/St. Paul, Detroit, Memphis, New York (Kennedy International) and Duluth. See “Note 8 – Leases” for further information related to the Company’s operating lease commitments classified as subject to compromise. The lease terms end between 2011 and 2029.

The Company obtains letters of credit (LOCs) from commercial banks in favor of various parties to secure obligations of the Company to such parties. As of December 31, 2005, the total outstanding amount of these LOCs was $93.0 million (excluding an additional $143.9 million of LOCs that were fully secured by the Company’s pledge of cash collateral). The obligations of the Company with respect to this $93.0 million of LOCs, together with certain other obligations of the Company, are secured by the Company’s routes, certain aircraft and cash collateral.

Note 16 — Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans or defined contribution 401(k)-type plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. Effective August 31, 2005 and January 31, 2006 the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried and Pilot Employees, respectively. Replacement pension coverage will be provided for these employees through a 401(k)-type defined contribution plan. It is the Company’s policy to annually fund at least the minimum contribution as required by the ERISA. However, as a result of the Company’s voluntary filing for Chapter 11 on September 14, 2005, the Company did not make minimum cash contributions to its defined benefit pension plans that were due in 2005 subsequent to September 14, 2005.

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

The following is a reconciliation of the beginning and ending balances of the benefit obligations and the fair value of plan assets:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$9,245	$8,554	$926	$820
Service cost	278	239	34	30
Interest cost	553	534	56	51
Plan amendments	(106)	—	—	(17)
Actuarial loss and other	110	284	89	91
Transfer of liability out of plan (1)	(162)	—	—	—
Benefits paid	(446)	(366)	(54)	(49)
Benefit obligations at end of year	9,472	9,245	1,051	926

Change in plan assets:
Fair value of plan assets at beginning of year	5,425	4,806	5	5
Actual return on plan assets	507	679	—	1
Employer contributions	308	306	54	48
Benefits paid	(446)	(366)	(54)	(49)
Fair value of plan assets at end of year	5,794	5,425	5	5

Funded Status - underfunded	(3,678)	(3,820)	(1,046)	(921)
Unrecognized net actuarial loss (income)	2,363	2,591	566	510
Unrecognized prior service cost	320	627	(84)	(97)
Net amount recognized	$(995)	$(602)	$(564)	$(508)

(1)          The Company transferred the liability associated with certain long-term disability benefits previously provided in the Northwest Airlines Pension Plan for Pilots to a self-funded long-term disability plan that provides substantially similar benefits.

Amounts recognized in the Consolidated Balance Sheets as of December 31:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Prepaid benefit costs	$6	$6	$—	$—
Intangible asset	362	671	—	—
Accrued benefit liability	(3,686)	(3,586)	(564)	(508)
Accumulated other comprehensive loss (income)	2,323	2,307	—	—
Net amount recognized	$(995)	$(602)	$(564)	$(508)

The accumulated benefit obligations for all defined benefit pension plans were $9.45 billion and $8.99 billion at December 31, 2005 and 2004, respectively. The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

(In millions)	2005	2004
Projected benefit obligations	$9,451	$9,226
Accumulated benefit obligations	9,437	8,971
Fair value of plan assets	5,769	5,401

Weighted average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits			Other Benefits
	2005		2004	2005	2004
Discount rate	5.71%		5.90%	5.71%	5.90%

Rate of future compensation increase	3.50	% (1)	2.15%	N/A	N/A

(1)          Not applicable to frozen plans.

Minimum liability recorded in other comprehensive loss for the year ended December 31:

	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
(Increase) decrease in other comprehensive loss due to change in minimum pension liability	$(16)	$(222)	N/A	N/A

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits			Other Benefits
(In millions)	2005	2004	2003	2005	2004	2003
Defined benefit plans
Service cost	$278	$239	$248	$34	$30	$26
Interest cost	553	534	531	56	51	46
Expected return on plan assets	(518)	(503)	(476)	—	—	—
Amortization of prior service cost	73	75	77	(10)	(8)	(8)
Recognized net actuarial loss and other events	170	99	111	31	25	19
Net periodic benefit cost	556	444	491	111	98	83

Defined contribution plan costs	11	—	—	—	—	—

Total benefit cost	$567	$444	$491	$111	$98	$83

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.90%	6.25%	5.90%	6.25%
Expected long-term return on plan assets	9.50%	9.50%	5.00%	7.00%
Rate of future compensation increase	2.15%	1.93%	N/A	N/A

For the year ended December 31, 2005 the Company recorded $209 million in pension curtailment charges. Pension curtailment charges of $54 million were recorded for the Northwest Airlines Pension Plan for Contract Employees (“Contract Plan”) as a result of contract employee headcount reductions that occurred in conjunction with the Aircraft Mechanics Fraternal Association (“AMFA”) strike. The Company recorded $28 million in pension curtailment charges for the Northwest Airlines Pension Plan for Salaried Employees (“Salaried Plan”) as a result of freezing future benefit accruals effective August 31, 2005. In conjunction with the curtailment charges related to the Contract Plan and Salaried Plan, the liabilities for these plans were remeasured using a 5.71% discount rate. Additionally, $127 million in pension curtailment charges were recorded for the Northwest Airlines Pension Plan for Pilots as a result of the Company and Airline Pilots Association (“ALPA”) agreeing to a freeze of future benefit accruals effective January 31, 2006; this charge was recorded as a reorganization related item.

For the year end December 31, 2003 the Company recorded $58 million in pension curtailment charges due to reductions in anticipated future service, as a result of layoffs of approximately 9.6% of Contract plan employees.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations. This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets. The following table summarizes actual allocations as of December 31, 2005 and 2004:

		Plan Assets
Asset Category	Target	2005	2004
Domestic Stocks	45.0%	47.7%	46.2%
International Stocks	25.0%	27.5%	27.3%
Private Markets	10.0%	5.3%	6.7%
Long-Duration Bonds	15.0%	14.7%	14.7%
High Yield Bonds	5.0%	4.8%	5.1%
Total	100%	100.0%	100.0%

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

The Company reviews its rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return is based on target asset allocations of 45% domestic equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 12.25%; 15% long-duration bonds with an expected rate of return of 5.75%; and 5% high yield bonds with an expected rate of return of 7%. These assumptions result in a weighted geometric average rate of return of 9% on an annual basis.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease 1.0% per year for four years to 5.0% in 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans.

A one percent-change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$11.3	$(9.7)
Effect on accumulated postretirement benefit obligations	98.5	(86.1)

The estimated future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

		Employer
(In millions)		Provided Other
Estimated Future Benefit Payments:	Pension Benefits	Postretirement Benefits
2006	$408	$62
2007	432	65
2008	466	69
2009	484	72
2010	515	75
Years 2011-2015	2,972	418

On April 10, 2004, the President signed into law the Pension Funding Equity Act, which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates. Including the effect of the Pension Funding Equity Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million. Through September 14, 2005, the Company had contributed $268 million to these plans. As a result of the Company’s voluntarily filing for Chapter 11 on September 14, 2005, the Company did not make scheduled minimum cash contributions to its qualified defined benefit pension plans for September and October, 2005 in the amounts of $59 million and $83 million, respectively. The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition. The Company has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans, who is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that the Debtors are not continuing to fund the plans due to bankruptcy prohibitions. The plans’ level of underfunding is expected to increase during the Chapter 11 cases.

The U.S. Senate approved a pension reform bill in November 2005 that would give airlines the option of amortizing pension liabilities over a twenty-year period. The pension reform bill passed by the U.S. House of Representatives in December 2005 does not include a similar provision. The bills are expected to go to conference committee in early 2006 and it is not possible to predict the outcome.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is currently estimated at approximately $75 million for calendar year 2006. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006. If the Company is unable to obtain sufficient legislative pension relief, termination of the defined benefit plans would become inevitable. Moreover, termination of the pilot defined benefit pension plan would become more likely should the tentative new collective bargaining agreement reached between ALPA and the Company not be ratified.

Note 17 — Risk Management and Financial Instruments

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

Foreign Currency:  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. In 2005, the Company’s yen-denominated net cash inflow was approximately 66 billion yen ($610 million).

The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. At December 31, 2005, the Company recorded $7.25 million of unrealized gains in accumulated other comprehensive income (loss) as a result of forward contracts to sell 6.5 billion yen ($64 million) at an average forward rate of 101 yen per dollar with various settlement dates through December 2006. These forward contracts hedge approximately 5% of the Company’s 2006 yen-denominated sales. Hedging gains or losses are recorded in revenue when transportation is provided. The Japanese yen financial instruments utilized to hedge yen-denominated cash flows resulted in a realized gain of $11 million in 2005, a realized loss of $8 million in 2004, and realized gains of $1 million in 2003.

Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to any single counterparty and monitors the market position with each counterparty. It is the Company’s practice to participate in foreign currency hedging transactions with a maximum span of 24 months.

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

As of December 31, 2005, the Company had no fuel hedges in place for future periods, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss). Fuel hedge contract effectiveness is evaluated on a monthly basis and any ineffective portion is recorded in fuel expense immediately. No amounts were recorded in fuel expense for ineffectiveness in 2005 and immaterial amounts were recorded in 2004 and 2003.

Fair Values of Financial Instruments: The financial statement carrying values equal the fair values of the Company’s cash, cash equivalents and short-term investments. As of December 31, these amounts were:

	Cash and		Short-term Investments
	Cash Equivalents		Unrestricted		Restricted
(In millions)	2005	2004	2005	2004	2005	2004
Cash	$121	$62	$—	$—	$—	$—
Available for sale securities	563	645	578	1,752	600	156
Total	$684	$707	$578	$1,752	$600	$156

Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2005. These instruments approximate fair value due to their short maturity. The Company classifies investments with a remaining maturity of more than three months on their acquisition date and those temporarily restricted as short-term investments.

The financial statement carrying values and estimated fair values of the Company’s financial instruments, including current maturities, as of December 31 were:

	2005		2004
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Long-Term Debt	$1,159	$1,061	$8,411	$7,317
Series C Preferred Stock	280	n/a	263	263

The fair values of the Company’s long-term debt classified as not subject to compromise were estimated using discounted cash flow analyses. The discount rates were based on internal estimates of market rates supported by restructuring efforts on similar types of instruments.

As a result of the Company’s Chapter 11 filing and the related uncertainty as to the ultimate disposition of future payments to be made in connection with the Company’s financial instruments classified as subject to compromise, the Company was unable to estimate the fair value of its long-term debt, classified as subject to compromise, and Series C Preferred Stock as of December 31, 2005.

Note 18 — Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of short-term investment securities classified as available-for-sale as of December 31 were as follows:

	2005				2004
(In millions) Available-for-sale Securities (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$139	$—	$(2)	$137	$425	$2	$—	$427
U.S. Treasury securities	45	—	—	45	69	1	—	70
Corporate securities	65	—	(1)	64	147	1	(1)	147
Mortgage-backed securities	118	—	(2)	116	208	1	(1)	208
Asset-backed securities	213	—	(1)	212	894	2	(2)	894
Other securities and investments	4	—	—	4	6	—	—	6
Total available-for-sale securities	$584	$—	$(6)	$578	$1,749	$7	$(4)	$1,752

(1)          Available-for-sale securities are carried at fair value, with unrealized net gains or losses reported within other comprehensive income in stockholders’ equity.

As of December 31, 2005, the fair value of available-for-sale securities includes investments totaling $70 million, with unrealized losses of $1.8 million, which have been in an unrealized loss position for greater than 12 months. The investments consist of 48 securities that are primarily high credit quality fixed income securities. All other available-for-sale securities, with unrealized losses of $4.5 million, which have been in an unrealized loss position for less than 12 months, have an aggregate fair value of $277 million. These securities primarily represent fixed income investments with temporary impairments resulting from increases in interest rates since the purchase of the investments.

The following table provides information as to the amount of gross gains and losses realized through the sale of available-for-sale investment securities for the years ending December 31:

(In millions)	2005	2004	2003
Realized gains (1)	$24	$6	$1
Realized losses (1)	(27)	(10)	(1)
Net realized gains (losses)	$(3)	$(4)	$—

(1)   Realized gains and losses are identified using the specific identification method.

The contractual maturities of debt securities available-for-sale at December 31, 2005 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

(In millions)	Amortized Cost	Fair Value
Within one year	$252	$248
Between one and five years	148	147
Between five and ten years	22	22
After ten years	162	161
Total short-term investments	$584	$578

Note 19 — Related Party Transactions

MAIR Holdings, Inc.:  On October 13, 2005, Mesaba, a wholly owned subsidiary of MAIR, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Minnesota (Case No. 05-39258 (GFK)). In accordance with the provisions of the Bankruptcy Code, Mesaba will continue to operate its business as a debtor-in-possession.

The Company owns 5.7 million shares, or 27.5% of MAIR’s common stock and accounts for this investment under the equity method of accounting. The book value and market value of this investment as of December 31, 2005, was $26.6 million. Any losses incurred by Mesaba during its bankruptcy would negatively impact the Company’s net earnings, as well as the book value of the Company’s investment in MAIR, as Mesaba’s financial results are fully consolidated into MAIR’s net income (loss) applicable to common stockholders. Other than noted above, the Company is currently unable to determine the impact of Mesaba’s bankruptcy on its operations or financial condition with any certainty.

Northwest and Mesaba have entered into an airline service agreement under which Northwest determines Mesaba’s turboprop and Avro regional jet aircraft scheduling and fleet composition. This agreement is structured as a capacity purchase arrangement whereby Northwest pays Mesaba to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights. Northwest paid $393 million, $421 million and $439 million for the years ended December 31, 2005, 2004 and 2003, respectively, to Mesaba for airline services. These payments are recorded on a gross basis as an operating expense. The Company had a payable to Mesaba of $53 million and $24 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has leased 49 Saab 340 aircraft and 2 CRJ aircraft which are in turn subleased to Mesaba. In addition, as of December 31, 2005, the Company has leased 10 owned and subleased 25 Avro regional jet aircraft to Mesaba. As part of its overall restructuring efforts, the Company is evaluating its service agreements with its regional carriers and has initiated a request for proposal from its existing and other regional carrier operators. The results of the request for proposal are under review.

Pinnacle:  Prior to 2003, Pinnacle Airlines Corp., the holding company of Pinnacle Airlines, was a wholly-owned subsidiary of Northwest. As of September 30, 2003, Northwest had contributed 88.6% of the Common Stock of Pinnacle Airlines Corp. to the Company’s pension plans in lieu of cash contributions totaling $353 million pursuant to an exemption granted by the DOL. The Company completed a public offering of the Pinnacle Airlines Corp. stock held by the plans on November 24, 2003, for net proceeds of $255 million, with the proceeds being retained by the Plans. An additional cash contribution of approximately $98 million was therefore required to satisfy the difference between the original valuation of the shares at the time of their contribution and the realized value at the time of the public offering. The Company continues to own 11.4% of the common stock of Pinnacle Airlines Corp., and accounts for this investment under the equity method of accounting. The Pinnacle Airlines Corp. common stock had a market value of $16.6 million and a book value of $3.0 million as of December 31, 2005.

Northwest and Pinnacle Airlines have entered into an airline service agreement, under which Northwest determines Pinnacle Airlines’ commuter aircraft scheduling and fleet composition. The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle Airlines to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights. Under this agreement, Northwest paid $572 million, $493 million and $357 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company had payables of $81 million, $23 million, and $18 million to Pinnacle Airlines as of December 31, 2005, 2004, and 2003 respectively. As of December 31, 2005, the Company has leased 124 CRJ aircraft, which are in turn subleased to Pinnacle Airlines. As part of its overall restructuring efforts, the Company is evaluating its service agreements with its regional carriers and has initiated a request for proposal from its existing and other regional carrier operators. The results of the request for proposal are under review.

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

Note 20 — Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the years ended December 31:

(In millions)	2005	2004	2003
Domestic	$8,274	$7,787	$7,011
Pacific, principally Japan	2,639	2,343	1,939
Atlantic	1,373	1,149	1,127
Total operating revenues	$12,286	$11,279	$10,077

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 21 — Quarterly Financial Data (Unaudited)

Unaudited quarterly results of operations for the years ended December 31 are summarized below:

(In millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005:
Operating revenues	$2,798	$3,195	$3,378	$2,915
Operating income (loss)	(301)	(190)	(167)	(261)
Net income (loss) applicable to common stockholders	$(537)	$(234)	$(475)	$(1,309)

Basic earnings (loss) per common share	$(6.19)	$(2.69)	$(5.45)	$(15.01)

Diluted earnings (loss) per common share	$(6.19)	$(2.69)	$(5.45)	$(15.01)

2004:
Operating revenues	$2,603	$2,871	$3,052	$2,753
Operating income (loss)	(108)	(52)	79	(424)
Net income (loss) applicable to common stockholders	$(230)	$(182)	$(46)	$(433)

Basic earnings (loss) per common share	$(2.67)	$(2.11)	$(0.54)	$(5.00)

Diluted earnings (loss) per common share	$(2.67)	$(2.11)	$(0.54)	$(5.00)

Unaudited quarterly net income (loss) applicable to common stockholders in the table above includes the following unusual items:

(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005:
Aircraft and aircraft related write-downs	$—	$(48)	$—	$—
Gain (loss) on sale of assets	(18)	102	—	—
Pension Curtailment Charges	—	—	(82)	—
Reorganization Items	—	—	(159)	(922)
Cumulative Effect of Change in Accounting Principle	(69)	—	—	—
Impact on net income (loss) from unusual items	$(87)	$54	$(241)	$(922)

2004:
Aircraft impairments	$—	$(104)	$—	$(99)
Gain on sale of assets	—	—	—	115
Frequent flyer liability adjustment	—	—	—	(77)
Impact on net income (loss) from unusual items	$—	$(104)	$—	$(61)

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As of December 31, 2005, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles. Management performed an evaluation under the supervision and with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2005 was effective. The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 75.

Changes in Internal Control – There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Stockholders and Board of Directors

Northwest Airlines Corporation (Debtor-in-Possession)

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northwest Airlines Corporation (Debtor-in-Possession) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Northwest Airlines Corporation (Debtor-in-Possession) maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Northwest Airlines Corporation (Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Airlines Corporation (Debtor-in-Possession) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our report dated March 13, 2006 expressed an unqualified opinion thereon and included explanatory paragraphs related to (i) the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, (ii) the Company’s ability to continue as a going concern, and (iii) the change in method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans.

Minneapolis, Minnesota
March 13, 2006

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2006. Information about the Company’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2006. The information about securities authorized for issuance under equity compensation plans is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2006.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)(1)   Financial Statements. The following is an index of the financial statements, related notes, independent auditor’s report and supplementary data that are included in this Report

Consolidated Balance Sheets–December 31, 2005 and December 31, 2004

Consolidated Statements of Operations–For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows–For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Common Stockholders’ Equity (Deficit)–For the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

15(a)(2)  Financial Statement Schedules. The following is a list of the financial schedules that are included in this Report. Schedules not included have been omitted because they are not required or because the information is included in the consolidated financial statements or notes thereto.

Schedule II-Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2005, 2004 and 2003

15(a)(3)  Exhibits. The following is an index of the exhibits to this Report. Nothing contained in this Report shall constitute an assumption by NWA Corp. or Northwest (as applicable) of any of these agreements.

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

4.1                            Certificate of Designation of Series C Preferred Stock of Northwest Airlines Corporation (included in Exhibit 3.1).

4.2                            The registrant hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601 (b) (4) of Regulation S-K.

10.1                           Standstill Agreement dated as of November 15, 2000 among Continental Airlines, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2                           Amended and Restated Standstill Agreement dated May 1, 1998 between Koninklijke Luchtvaart Maatschappij N.V. and Northwest Airlines Corporation (filed as Exhibit 10.2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.3                           Airport Use and Lease Agreement dated as of June 1, 2005 between Wayne County Airport Authority and Northwest Airlines, Inc.

10.4                           Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.5                           Second Amended and Restated Credit and Guarantee Agreement dated as of April 15, 2005 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.6                           Route Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.9 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.7                           Route Security Agreement dated as of November 23, 2004 between Northwest Airlines, Inc. and JPMorgan Chase Bank, N.A., as Collateral Agent (filed as Exhibit 10.10 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.8                           Aircraft Mortgage and Security Agreement dated as of October 23, 2001 between Northwest Airlines, Inc. and The Chase Manhattan Bank, as Collateral Agent (filed as Exhibit 10.11 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.9                           A330 Purchase Agreement dated as of December 21, 2000 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.10                     Amendment No. 1 to A330 Purchase Agreement dated as of November 26, 2001 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.14 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).

10.11                     Amendment No. 2 to A330 Purchase Agreement dated as of December 20, 2002 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.15 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference; the Commission has granted confidential treatment as to certain portions of this document).

10.12                     Amendment No. 3 to A330 Purchase Agreement dated as of April 30, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.13                     Amendment No. 4 to A330 Purchase Agreement dated as of December 18, 2003 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.14                     Amendment No. 7 to A330 Purchase Agreement dated as of January 21, 2005 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.15                     Preliminary Confirmation and Master Agreement dated October 29, 2003 and January 15, 1997, respectively, between Citibank, N.A. and Northwest Airlines Corporation (filed as Exhibit 10.1 to NWA Corp.’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.16                     A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.17                     Amendment No. 1 to the A330 Financing Letter Agreement No. 1 dated as of December 20, 2002 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.18                     Amendment No. 2 to the A330 Financing Letter Agreement No. 1 dated May 26, 2004, between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.21 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.19                     New A330 Financing Letter Agreement No. 1 dated as of January 21, 2005 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.22 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.20                     Form of Credit Agreement to be entered into pursuant to Exhibits 10.16 and 10.19 (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.21                     Form of Mortgage to be entered into pursuant to Exhibits 10.16 and 10.19 (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.22                     Purchase Agreement No. 2924 dated May 5, 2005 between The Boeing Company and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference; NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

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

*10.24                   Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

*10.25                   Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and J. Timothy Griffin (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.26                   Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and Philip C. Haan (filed as Exhibit 10.21 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.27                   Management Compensation Agreement dated as of May 2, 2005 between Northwest Airlines, Inc. and Neal S. Cohen (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

*10.28                   Management Compensation Agreement dated as of April 17, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.30 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.29                   Management Compensation Agreement dated as of December 3, 2004 between Northwest Airlines, Inc. and Barry P. Simon (filed as Exhibit 10.31 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.30                   Northwest Airlines, Inc. Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).

*10.31                   Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.32                   First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.33                   Northwest Airlines, Inc. Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.34                   Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of November 7, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.35                   Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of December 7, 2004 between Northwest Airlines, Inc. and Barry P. Simon (filed as Exhibit 10.36 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.36                   Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended (filed as Exhibit 10.26 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.37                   Northwest Airlines Corporation 2004 Pilots’ Bridge Stock Option Plan dated as of October 12, 2004, and Letter Agreement dated as of October 12, 2004 amending the 2004 Pilot’s Bridge Stock Option Plan (filed as Exhibit 10.38 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.38                   2001 Northwest Airlines Corporation Stock Incentive Plan, as amended (filed as Exhibit 10.43 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*10.39                   Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.34 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.40                   Amendment to Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.41                   Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.28 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

*10.42                   Form of Deferred Stock Award Agreement (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.43                   Form of Restricted Stock Award Agreement (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.44                   Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.45                   Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended and restated), including form of Award Agreement (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.46                   Letter Agreement dated as of July 1, 2005 between Northwest Airlines Corporation and J. Timothy Griffin amending an outstanding Award under the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

*10.47                   Northwest Airlines, Inc. 2003 Long-Term Cash Incentive Plan, including form of Award Agreement (filed as Exhibit 10.41 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.48                   Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of April 29, 2005 between Northwest Airlines, Inc. and Neal S. Cohen.

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

NORTHWEST AIRLINES CORPORATION

Dated: March 16, 2006	By	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer
(principal accounting officer)

Each of the undersigned directors and officers of Northwest Airlines Corporation whose signature appears below hereby constitutes and appoints Douglas M. Steenland, Neal S. Cohen and Anna M. Schaefer, and each of them individually, his or her true and lawful attorneys with full power of substitution and resubstitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ DOUGLAS M. STEENLAND	/s/ DORIS KEARNS GOODWIN
Douglas M. Steenland	Doris Kearns Goodwin
President and Chief Executive	Director
Officer (principal executive officer) and Director

/s/ NEAL S. COHEN	/s/ DENNIS F. HIGHTOWER
Neal S. Cohen	Dennis F. Hightower
Executive Vice President & Chief	Director
Financial Officer (principal financial officer)

/s/ ANNA M. SCHAEFER	/s/ JEFFREY G. KATZ
Anna M. Schaefer	Jeffrey G. Katz
Vice President-Finance and	Director
Chief Accounting Officer (principal accounting officer)

/s/ GARY L. WILSON	/s/ GEORGE J. KOURPIAS
Gary L. Wilson	George J. Kourpias
Chairman of the Board	Director

/s/ RAY W. BENNING, JR.	/s/ FREDERIC V. MALEK
Ray W. Benning, Jr.	Frederic V. Malek
Director	Director

/s/ ROY BOSTOCK	/s/ MICHAEL G. RISTOW
Roy Bostock	Michael G. Ristow
Director	Director

/s/ JOHN ENGLER	/s/ LEO M. VAN WIJK
John Engler	Leo M. van Wijk
Director	Director

/s/ ROBERT L. FRIEDMAN
Robert L. Friedman
Director

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

SCHEDULE II – VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other				Balance at
Description	Beginning of Period	Costs and Expenses	Accounts — Describe		Deductions — Describe		End of Period

Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$10	$—		$10	(1)	$12
Accumulated allowance for depreciation of flight equipment spare parts	240	9	4	(2)	10	(3)	243

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	19	6	—		13	(1)	12
Accumulated allowance for depreciation of flight equipment spare parts	202	16	28	(2)	6	(3)	240

Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	19	11	—		11	(1)	19
Accumulated allowance for depreciation of flight equipment spare parts	175	25	5	(2)	3	(3)	202

(1)          Uncollectible accounts written off, net of recoveries

(2)          Interaccount transfers

(3)          Dispositions and write-offs

S-1