Form 10-K/A
period 2005-12-31
NORTHWEST AIRLINES CORP
filed 2006-05-01
CIK 1058033

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

EXPLANATORY NOTE

On March 16, 2006, NWA Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. NWA Corp. hereby amends its 2005 Form 10-K to supplement certain information contained in Item 5 of Part II of the Report and to provide the information called for in Part III of the Report.  No other amendments or changes are, or were, made to the 2005 Form 10-K.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding our equity compensation plans as of December 31, 2005. As stated above, in November 2005 NWA Corp. cancelled all unvested restricted stock and some phantom stock awards outstanding under NWA Corp.’s stock plans. In addition, it is expected that all stock options and remaining awards under such plans will be cancelled upon NWA Corp.’s emergence from Chapter 11 bankruptcy protection.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by NWA Corp.’s stockholders (1)	2,478,982	10.28	5,636,074

Equity compensation plans not approved by NWA Corp.’s stockholders (2)	5,400,066	11.19	3,655,245

Total	7,879,048	10.90	9,291,319

(1)           Includes outstanding stock options granted pursuant to NWA Corp.’s 2001 Stock Incentive Plan.

(2)           Includes outstanding stock options and stock appreciation rights granted pursuant to NWA Corp.’s 1999 Stock Incentive Plan and 1998 Pilots Stock Option Plan.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 11—Stock Based Compensation” for additional information regarding NWA Corp.’s equity compensation plans.

The Northwest Airlines Corporation 1999 Stock Incentive Plan (the “1999 Plan”) is a stock-based incentive compensation plan under which NWA Corp. may grant non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, other stock-based awards and performance-based awards to employees of NWA Corp. and its affiliates who are selected to receive an award under the 1999 Plan. The 1999 Plan was adopted by the Board of Directors in 1999 and is administered by the Compensation Committee of the Board. As amended, a total of 9,000,000 shares of Common Stock were available for grants or awards under the 1999 Plan. Of that amount, approximately 3,655,245 shares remain available for distribution in connection with new awards. Shares issued pursuant to the 1999 Plan must be shares of Common Stock held by NWA Corp. in its treasury. The Committee has sole authority, among other things, to designate participants to receive awards under the 1999 Plan, to determine the type of awards to be granted to participants under the 1999 Plan, to determine the terms and conditions of each award, and to interpret and administer the 1999 Plan. If an award granted pursuant to the 1999 Plan entitles the participant to receive or purchase shares of Common Stock, the number of shares covered by the award or to which the award relates is deducted on the date of grant of the award from the total number of shares available for grant under the 1999 Plan. If shares covered by an award are not purchased or are forfeited, or if an award otherwise terminates without delivery of any shares, then such shares will again be available for future distribution under the 1999 Plan. In the event of certain changes in NWA Corp.’s structure affecting the Common Stock, the Committee may make appropriate adjustments in the number of shares that may be awarded, the number of shares covered by options and other awards then outstanding under the 1999 Plan and, where applicable, the exercise price of outstanding awards under the 1999 Plan. No participant may receive stock options, stock appreciation rights, restricted stock and/or other stock-based awards under the 1999 Plan in any fiscal year for an aggregate of more than 1,000,000 shares and no participant may receive performance-based awards not denominated in shares totaling more than $10 million under the 1999 Plan. The Board of Directors may amend the 1999 Plan, but it may not, without approval of NWA Corp.’s stockholders, (i) increase the maximum number of shares of Common Stock that may be issued under the 1999 Plan or the number of shares of Common Stock that may be issued to any one participant, (ii) extend the term of the 1999 Plan or options or SARs granted under the 1999 Plan, (iii) grant options with an exercise price below the fair market value of the Common Stock on the date of grant, or (iv) take any other action that requires stockholder approval to comply with any tax or regulatory requirement.

The Northwest Airlines Corporation 1998 Pilots Stock Option Plan (the “Pilots Plan”) was adopted in 1998 pursuant to the collective bargaining agreement entered into between Northwest and ALPA. Under the terms of the Pilots Plan, in September of 1998, 1999, 2000 and 2001 NWA Corp. awarded four annual non-qualified stock option grants or SARs (the “Original Options”) to eligible pilots covering a total of 2,500,000 shares of NWA Corp.’s Common Stock. The Original Options had an exercise price equal to the fair market value of the Common Stock on the applicable grant date, became exercisable on the first business day following the applicable grant date, and have a term of ten years. In June 2003, pursuant to an agreement between Northwest and ALPA and an amendment to the Pilots Plan, NWA Corp. offered all participants holding outstanding unexercised options or SARs under the Pilots Plan the opportunity to exchange all of their outstanding options and SARS for a designated number of replacement options or SARs (as applicable) (the “Replacement Options”). For every two shares subject to option or a SAR surrendered by a participant, one share subject to a Replacement Option was granted to the participant. The Replacement Options were granted subject to a new vesting schedule under which the Replacement Options became exercisable over four years in equal annual installments of 25 percent each. The Replacement Options had an exercise price equal to the fair market value of the Common Stock on the grant date and a term of ten years. As a result of NWA Corp.’s exchange offer, Original Options covering a total of 1,849,753 shares of Common Stock were surrendered to NWA Corp. and Replacement Options covering a total of 926,080 shares of Common Stock were granted to participants. No additional awards may be granted under the Pilots Plan following consummation of NWA Corp.’s exchange offer.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

NWA Corp. currently has 10 directors who are elected by the holders of the common stock of NWA Corp. (the “Common Stock”) and three directors who are elected by the holders of Series C Preferred Stock of NWA Corp. (the “Series C Preferred Stock”). Information with respect to the business experience and affiliations of NWA Corp.’s directors is set forth below:

Common Stock Directors

Roy J. Bostock, age 65, has served as a director of NWA Corp. since April 2005. Since 2002, he has served as a principal of Sealedge Investments, LLC, a diversified private investment company, the Chairman of the Partnership for a Drug-Free America, a not-for-profit organization based in New York City, and the Chairman of the Committee for Economic Development, a Washington, D.C. based public policy group. From 2000 to 2002, Mr. Bostock served as Chairman of B/Com3, a global advertising agency group, and from 1996 to 2000 he served as founder and Chairman and Chief Executive Officer of the McManus Group, a global communications services company. Prior to 1996, Mr. Bostock served in a variety of senior executive positions in the advertising agency business, including Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc. from 1990 to 1996. Mr. Bostock also serves as a director of Yahoo! Inc.

John M. Engler, age 57, has served as a director of NWA Corp. since 2003. Since 2004, Mr. Engler has served as President & Chief Executive Officer of the National Association of Manufacturers (trade association). From 2003 to 2004, Mr. Engler was President of State and Local Government and Vice President of Government Solutions for North America for Electronic Data Systems Corporation (information technology). Mr. Engler served as Michigan’s 46th governor for three terms from 1991 to 2003. He also serves on the board of directors of Dow Jones & Company, Universal Forest Products Inc. and Munder Capital Management.

Robert L. Friedman, age 63, has served as a director of NWA Corp. since 2002. Since 1999, Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P., a private investment firm. Prior to 1999, he was a partner of the law firm of Simpson Thacher & Bartlett LLP. In February 2003, he also became Chief Administrative Officer and Chief Legal Officer of Blackstone. He also serves on the board of directors of Axis Capital Holdings Ltd., Houghton Mifflin Holdings Inc. and TRW Automotive Holdings Corp.

Doris Kearns Goodwin, age 63, has served as a director of NWA Corp. since 1997. Ms. Goodwin is a historian and author and has received numerous awards including the Pulitzer Prize in history in 1995 and the Lincoln Prize for history in 2006. She served as a member of the Harvard University Board of Overseers for a six year term ending in 2005 and was a Professor of Government at Harvard University from 1969 to 1977.

Dennis F. Hightower, age 64, has served as a director of NWA Corp. since 1997. In 2001, he retired as Chief Executive Officer of Europe Online Networks, S.A. (Luxembourg-based broadband interactive entertainment company), a position he held since 2000. From 1996 to 2000 Mr. Hightower was Professor of Management at the Harvard Business School. From 1995 to 1996 Mr. Hightower was President of Walt Disney Television & Telecommunications (entertainment) and from 1987 to 1995 he was President of Disney Consumer Products, Europe, Middle East and Africa. Mr. Hightower is also a director of Accenture Ltd., Domino’s, Inc. and The TJX Companies, Inc.

Jeffrey G. Katz, age 50, has served as a director of NWA Corp. since April 2005. From 2000 to 2004, he served as Chairman, President and Chief Executive Officer of Orbitz Inc. (online travel distribution). Prior to joining Orbitz, Mr. Katz was President and Chief Executive Officer of Swissair Group’s Swissair (airline) from 1997 until 2000. Prior to April 1997, Mr. Katz spent 17 years at American Airlines (airline) in a variety of executive roles including President of the Global Distribution System Division of Sabre Inc. (global travel distribution system).

Frederic V. Malek, age 69, has served as a director of NWA Corp. since 1989. Mr. Malek served as President of Northwest from late 1989 to mid-1990 and was Vice Chairman of NWA Inc. from 1990 through 1991. Mr. Malek is Chairman of Thayer Capital Partners, a Washington, D.C.-based merchant bank, which Mr. Malek formed in 1993. Mr. Malek is a director of Automatic Data Processing, Inc. and CB Richard Ellis Group, Inc.

Douglas M. Steenland, age 54, has served as a director of NWA Corp. since 2001 and as President and Chief Executive Officer of Northwest since October 2004. Mr. Steenland has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President—Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from 1994 to 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

Leo M. van Wijk, age 59, has served as a director of NWA Corp. since 1997 and previously served as a director of NWA Corp. from 1991 to 1996. He serves as President and Chief Executive Officer of KLM Royal Dutch Airlines (airline), a position he has held since 1997. He joined KLM in 1971 and has held various positions with KLM, including Managing Director from 1991 through 1996 and Chief Operating Officer from January 1997 through August 1997. Mr. van Wijk also serves as Vice Chairman of the Board of Directors of Air France—KLM Group.

Gary L. Wilson, age 66, has served as a director of NWA Corp. since 1989. He has been Chairman of the Board of Directors since April 1997 and was Co-Chairman of the Board of Directors from 1991 to 1997. He joined The Walt Disney Company in 1985 as Executive Vice President and Chief Financial Officer and a director. Before joining Disney, Mr. Wilson served for 11 years in executive positions at Marriott Corp., including Executive Vice President and Chief Financial Officer. Mr. Wilson also serves as a director of CB Richard Ellis Group, Inc., The Walt Disney Company and Yahoo! Inc. and he serves as a trustee emeritus on the board of trustees of Duke University.

Series C Directors

Ray W. Benning, Jr., age 62, has served as a director of NWA Corp. since 1999. Mr. Benning is currently a labor relations consultant. He served as National Director of the Airline Division of the International Brotherhood of Teamsters from 1995 to 2003, as assistant to the Director of the Teamsters Airline Division from 1993 to 1995, as President of Teamsters Airline Local 2707 from 1985 to 1993, and as a Business Representative of Teamsters Airline Local 2707 from 1975 to 1985.

George J. Kourpias, age 73, has served as a director of NWA Corp. since 1997. Mr. Kourpias is the retired International President of the IAM, a position he held from 1989 to 1997.

William S. Zoller, age 57, was elected as a director of NWA Corp. on April 28, 2006. Captain Zoller has been a Northwest Airlines pilot for over 36 years, previously served as an Executive Vice President of the Air Line Pilots Association, International from 2000 to 2002, and served as Chairman of the Northwest Airlines Master Executive Council of ALPA from 1996 to 2000.

Information Concerning Executive Officers

The information regarding executive officers of NWA Corp. is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Information About Our Audit Committee

The Audit Committee is presently comprised of Messrs. Friedman (Chairman), Engler and Katz, each of whom qualifies as an “independent” director under the Nasdaq listing standards. The committee provides assistance to the Board of Directors in fulfilling its responsibility to stockholders and the investment community relating to corporate accounting, reporting practices of NWA Corp., and the quality and integrity of the financial reports of NWA Corp. The committee met twelve times during 2005. Our Board of Directors has determined that two of our current Audit Committee members—Messrs. Friedman and Katz—are audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent stockholders to file reports of holdings and transactions in NWA Corp.’s equity securities with the SEC. Based on our records and other information, we believe that in 2005 our directors, executive officers and 10 percent stockholders met all applicable SEC filing requirements, except that the sales of shares of Common Stock by Gary L. Wilson, a director of NWA Corp., on August 17, 18, 19, 22, 23, 24, 25 and 26 were reported late on Form 4s filed on Mr. Wilson’s behalf on August 22, 2005 and September 19, 2005, and the sale of shares of Common Stock by Philip C. Haan, an executive officer of NWA Corp., on May 5, 2005 was reported late on a Form 4 filed on Mr. Haan’s behalf on March 22, 2006.

Code of Ethics

Northwest’s Code of Business Conduct is available on our website at http://www.ir.nwa.com. Northwest’s Code of Business Conduct is applicable to members of the Board of Directors and all employees of Northwest.

Item 11. EXECUTIVE COMPENSATION

An annual meeting of stockholders of NWA Corp. is not expected to be held until NWA Corp. emerges from Chapter 11 bankruptcy protection. Since NWA Corp. will not be filing a proxy statement for an annual meeting of stockholders to be held this year, NWA Corp. is not required, under the rules of the SEC, to publish a report of the Compensation Committee of the Board of Directors relating to executive compensation. The Compensation Committee, however, has elected to include the following limited report relating to compensation received by the Named Executive Officers (as hereinafter defined) in 2005.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee establishes the salaries and other compensation of the executive officers, including the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table included below in this Item 11 (the “Named Executive Officers”). The Committee is composed of two non-employee directors who the Board of Directors has determined are “independent” within the meaning of the applicable rules of the Nasdaq Stock Market. The Committee has a written charter adopted by the Board, which sets forth the procedures, authority and responsibilities of the Committee.

As a result of the significant financial losses suffered by Northwest since 2001 and the dramatic increase in fuel costs in 2005, on September 14, 2005 NWA Corp., Northwest and certain other direct and indirect subsidiaries of NWA Corp. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. In 2005 Northwest and the other domestic network carriers continued to suffer from a weak domestic yield environment, the rapid growth of low cost airlines and record fuel prices. Northwest reported a net loss for 2005 of $1.36 billion (without unusual items) and, together with the other five largest U.S. airlines, reported combined net losses of $5.07 billion (without unusual items) for the year. As a result of these continuing adverse economic conditions, a number of other large network carriers, such as Delta Air Lines, United Airlines and US Airways, have filed for Chapter 11 bankruptcy protection.

Northwest intends to use the Chapter 11 bankruptcy process to reorganize its business in order to return to profitability on a sustained basis. In addition to achieving the other aspects of its restructuring plans, Northwest has identified labor cost savings targets for each of its employee groups. Northwest has reached tentative labor cost restructuring agreements with the unions representing its pilots and flight attendants, which are being presented for ratification by the union’s members, has reached permanent wage and benefit reduction agreements with several of its smaller unions, and has implemented labor cost reductions for its aircraft maintenance employees. In addition, the union representing Northwest’s ground employees presented Northwest’s last labor cost restructuring proposal to its members for ratification, resulting in the contract proposal covering Northwest’s customer service and reservation employees being ratified, and the contract proposal covering the equipment service employees not being ratified. Management recognizes that it, too, must sacrifice and participate in Northwest’s labor cost reductions and therefore has implemented two rounds of pay and benefit reductions for its salaried and management employees.

The Committee recognizes the necessity of retaining a qualified senior management team that is capable of navigating Northwest through the difficult industry environment and the continued financial pressures facing Northwest. It also recognizes the challenges of maintaining executive compensation policies that are designed to retain Northwest’s senior management team and at the same time are consistent with Northwest’s labor cost restructuring goals and the need for management to do its fair share of sacrifice. This challenge has become particularly difficult given the management turnover Northwest has experienced in recent years. For example, of the 68 officers who were employed by Northwest at the beginning of 2001, only 21 remain with Northwest today. Northwest has experienced similar turnover among management employees at other levels in the organization. In addition, Northwest has reduced the number of officer positions by approximately 38 percent from 68 in 2001 to 42 today. The Committee believes that the reductions in pay and benefits that have been implemented for Northwest’s executive officers and other management employees represent an appropriate sharing of the labor cost savings that Northwest requires in order to become profitable.

The compensation paid to the CEO in 2005 is discussed below.

Compensation Committee

Dennis F. Hightower (Chairman)
Roy J. Bostock

CEO Compensation Reductions

In connection with its labor cost restructuring efforts, Northwest has implemented two rounds of pay and benefit reductions for its management employees, including the CEO. In December 2004, Northwest reduced all officer salaries, including that of the CEO, by 15 percent and reduced by 15 percent the target incentive payments for participants in the Key Employee Annual Cash Incentive Program (the “Annual Cash Incentive Plan”). Effective December 1, 2005, officer salaries were reduced by an additional ten percent, five percent of which will continue while Northwest remains in bankruptcy, and Northwest has finalized changes to its health and welfare plans and reduced vacation and sick time and holidays for management employees. In total, these and other reductions in pay and benefits for management employees are targeted to provide Northwest with approximately $71 million in annual savings and an additional $14 million in temporary annual savings during the period Northwest is in bankruptcy. In November 2005 NWA Corp. also cancelled all unvested restricted stock and phantom stock awards held by Northwest’s executive officers, including the Named Executive Officers. In the case of Mr. Steenland, a total of 443,333 shares of restricted stock were cancelled, with a total dollar value on the date of grant of $3,819,396. The following table shows, for the CEO, the reductions in annual salary that have been implemented since December 1, 2004.

Name	Annual Salary on 11/30/2004	Current Annual Salary	Reduction in Base Salary
Douglas M. Steenland	$675,000	$516,375	23.5%

In 2005, but for Northwest’s management compensation restructuring changes and Mr. Steenland’s decision not to accept an annual incentive payment for 2005 under the Annual Cash Incentive Plan and assuming the performance standards for 2005 under the incentive plan are determined to have been satisfied and payouts at the target level are approved by the Compensation Committee, Mr. Steenland’s annual salary and incentive payment under the Annual Cash Incentive Plan (together, “Annual Cash Compensation”), would have been $1,350,000, including $675,000 in base salary and $675,000 in incentive pay. Instead, his 2005 Annual Cash Compensation was $571,354, a reduction of 58 percent from what he otherwise would have been entitled to receive.

The following table sets forth the total amount of compensation foregone by Mr. Steenland during the period 2002 through 2005, including compensation reductions resulting from Northwest’s management compensation restructuring changes and compensation waived by Mr. Steenland during 2003 and 2004 to ensure that Northwest was eligible to receive its $209 million grant under the

Emergency Wartime Supplemental Appropriations Act of 2003, and the total value (measured on date of grant and reported in the year granted) of restricted stock awards that were cancelled due to NWA Corp.’s filing for Chapter 11 bankruptcy protection. During the 2002-2005 period, Mr. Steenland did not receive $1.1 million in Annual Cash Compensation and $194,453 in long term compensation that he either waived or did not receive because of the management compensation restructuring changes implemented by Northwest and $3.8 million (measured on date of grant) in restricted stock grants held by Mr. Steenland were cancelled, for a total of approximately $5.1 million in foregone compensation and cancelled restricted stock. Included in this forgone compensation is $539,453 in compensation that Mr. Steenland waived during 2003 and 2004 in connection with the $209 million grant received by Northwest under the Emergency Wartime Supplemental Appropriations Act of 2003. As a result of these pay reductions and the cancellation of the restricted stock awards, the total compensation received by Mr. Steenland for the period 2002 through 2005 has been materially less than that targeted by the Compensation Committee and materially less than amounts paid to CEOs at other companies with which Northwest competes for executive talent.

	Foregone Compensation and Cancelled Stock Awards (2002 - 2005)
Name	Annual Salary	Annual Incentive Compensation	Long Term Incentive Compensation	Cancelled Restricted Stock		Total
Douglas M. Steenland	$159,469	$975,000	$194,453	$3,819,396	(1)	$5,148,318

(1)   Measured on the date of grant

In addition, it is expected that the stock options held by all employees will be cancelled upon NWA Corp.’s emergence from Chapter 11 bankruptcy protection. Currently, Mr. Steenland holds outstanding stock options covering 368,453 shares of Common Stock, which today are “out of the money” and have no value. When granted, these stock options had a total Black-Scholes value of $1,334,058, as reported in NWA Corp.’s prior proxy statements.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Salary(1)	Bonus(2)		Other Annual Compensation (3)	Restricted Stock Awards(4)	Shares Underlying Options	LTIP Payouts(5)		All Other Compensation(6)
	$	$		$	$	#	$		$
Douglas M. Steenland President & Chief Executive Officer(7)
2005	571,354	—		79,004	692,100	—	2,241,726	(8)	144,463
2004	472,649	—		71,040	2,964,000	—	880,016		144,575
2003	500,000	—		170	1,415,700	368,453	192,200		10,000
J. Timothy Griffin Executive Vice President—Marketing & Distribution
2005	444,396	—		43,353	422,950	—	3,219,964	(8)	94,472
2004	434,212	—		37,161	1,778,500	—	860,844		226,821
2003	425,000	—		3,013	1,361,250	138,541	126,852		70,000
Philip C. Haan Executive Vice President—International, Alliances & Information Technology
2005	444,396	—		45,271	422,950	—	1,287,970	(8)	54,627
2004	434,212	—		29,213	1,778,500	—	860,844		28,971
2003	425,000	—		2,485	1,361,250	141,328	126,852		—
Neal S. Cohen Executive Vice President & Chief Financial Officer(9)
2005	263,850	200,000	(10)	5,022	—	150,000	—	(8)	13,989
Andrew C. Roberts Executive Vice President—Operations(11)
2005	359,743	—		7,662	299,910	—		(8)	11,891
2004	365,468	—		882	1,482,000	—	211,172		—

(1)    In connection with Northwest’s management compensation restructuring changes, on December 1, 2004, all officers of Northwest, including each of the Named Executive Officers, took a 15% reduction in annual base salary. On December 1, 2005, all officers took an additional 10% reduction in annual base salary, 5% of which will continue while Northwest remains in bankruptcy. As a result of these reductions, Mr. Steenland’s annual base salary was reduced from $675,000 to $573,750 on December 1, 2004 and from $573,750 to $516,375 on December 1, 2005. The current annual base salaries for the other Named Executive Officers are as follows: Mr. Griffin ($401,625); Mr. Haan ($401,625); Mr. Cohen ($382,500); and Mr. Roberts ($325,125). During 2003 and 2004, to ensure that Northwest would be eligible to receive a reimbursement from the federal government of approximately $209 million under the Emergency Wartime Supplemental Appropriations Act of 2003, Mr. Steenland voluntarily reduced his compensation by $539,453, which included a $45,000 reduction in base salary in 2004. On October 1, 2004, Mr. Steenland was promoted to the position of Chief Executive Officer and was assigned the combined positions of President and CEO, which previously had been held by two persons. Upon his promotion, Mr. Steenland’s base salary was increased to $675,000. On December 1, 2004, Mr. Steenland’s base salary was reduced by 15% to $573,750. Mr. Steenland’s base salary was further reduced by an additional 10% on December 1, 2005 to $516,375. Thus, Mr. Steenland’s 2004 salary was made up of ten months of base salary at $446,000 per annum, which reflected Mr. Steenland’s voluntary reduction of his base salary to ensure that Northwest would qualify for its grant under the Emergency Wartime Supplemental Appropriations Act of 2003, one month at $675,000 per annum and one month at $573,750 per annum. Mr. Steenland’s 2005 base salary was made up of 11 months of base salary at $573,750 per annum and one month of base salary at $516,375 per annum. Mr. Steenland’s current base salary is $516,375.

(2)    Each of the Named Executive Officers has waived any incentive compensation under the Annual Cash Incentive Plan for 2005. In addition, all of the Named Executive Officers have voluntarily elected not to accept incentive compensation under the Annual Cash Incentive Plan for the following years in order to evidence management’s willingness to sacrifice and contribute to the overall labor cost savings needed by Northwest: Messrs. Steenland, Griffin and Haan for years 2003, 2004 and 2005; Mr. Cohen for 2005; and Mr. Roberts for years 2004 and 2005.

(3)    Represent tax reimbursement payments.

(4)    The 2005 amounts represent the dollar value of phantom stock awards granted to Mr. Steenland (90,000 units), Mr. Griffin (55,000 units), Mr. Haan (55,000 units) and Mr. Roberts (39,000 units) based on the closing price of Common Stock on the February 4, 2005 grant date ($7.69). These phantom stock units vested on August 4, 2005 at a fair market value equal to $4.65 per unit.

In 2005, certain awards of restricted stock and phantom stock units were granted to the Named Executive Officers, which awards were subsequently cancelled prior to the vesting of any such awards. For this reason, the 2005 amounts do not include $502,000 for Mr. Steenland, $376,500 for Mr. Griffin, $376,500 for Mr. Haan, $878,500 for Mr. Cohen and $225,900 for Mr. Roberts representing (i) the dollar value of restricted stock awards granted to Mr. Steenland (100,000 shares), Mr. Griffin (75,000 shares), Mr. Haan (75,000 shares) and Mr. Roberts (45,000 shares) based on the closing price of Common Stock on the May 2, 2005 grant date ($5.02), and (ii) the dollar value of two phantom stock awards granted to Mr. Cohen (75,000 units and 100,000 units) based on the closing price of Common Stock on the May 2, 2005 grant date for each award ($5.02). These awards were cancelled by NWA Corp. prior to the vesting of any portion of such awards. If such awards had not been cancelled, the restricted stock granted on May 2, 2005 to each Named Executive Officer other than Mr. Cohen would have vested in two equal installments on November 2, 2005 and May 2, 2006, the phantom stock award granted to Mr. Cohen for 75,000 units would have vested in full on May 2, 2010, and the phantom stock award granted to Mr. Cohen for 100,000 units would have vested in six equal installments on each six (6) month anniversary of the May 2, 2005 grant date, in each case subject to the executive’s continued employment with Northwest on such vesting dates.

In addition, on November 1, 2005, NWA Corp. cancelled all other outstanding restricted stock and phantom stock awards held by Northwest’s executive officers. In the case of Mr. Steenland, a total of 343,333 additional shares of restricted stock were cancelled. The total dollar value on the date of grant of the additional restricted stock and phantom stock awards that were cancelled, as reported in the “Restricted Stock Awards” column of the Summary Compensation Table in the year in which they were granted, is as follows: Mr. Steenland ($3,317,396); Mr. Griffin ($1,716,233); Mr. Haan ($1,716,233); and Mr. Roberts ($1,343,250).

The 2004 amounts represent the dollar value of restricted stock awards granted to Mr. Steenland (150,000 shares), Mr. Griffin (125,000 shares) and Mr. Haan (125,000 shares) based on the closing price of Common Stock on the April 23, 2004 grant date ($10.54); a phantom stock unit award granted to Mr. Roberts (75,000 units) based on the closing price of Common Stock on the April 23, 2004 grant date ($10.54); and restricted stock awards granted to Mr. Steenland (150,000 shares), Mr. Griffin (50,000 shares), Mr. Haan (50,000 shares) and Mr. Roberts (75,000 shares) based on the closing price of Common Stock on the November 1, 2004 grant date ($9.22). The restricted stock and phantom stock awards granted on April 23, 2004 would have vested in three equal annual installments beginning on the first anniversary of the grant date and the restricted stock granted on November 1, 2004 would have vested in six equal installments on each six month anniversary of the grant date, in each case subject to the executive’s continued employment with Northwest on such vesting dates. Only the first annual installment of restricted stock and phantom stock awards granted on April 23, 2004 and only the first semi-annual installment of the restricted stock granted on November 1, 2004 vested prior to cancellation of the unvested portions of the awards by NWA Corp.

The 2003 amounts represent the dollar value of restricted stock awards granted to Mr. Steenland (130,000 shares), Mr. Griffin (125,000 shares) and Mr. Haan (125,000 shares) based on the closing price of Common Stock on the July 3, 2003 grant date ($10.89). The restricted stock would have vested in three equal annual installments beginning on the first anniversary of the July 3, 2003 grant date, subject to the executive’s continued employment with Northwest on such vesting dates. Only the first two annual installments of the restricted stock vested prior to cancellation of the unvested portions of the awards by NWA Corp.

(5)    In 2000, the Board of Directors adopted the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (the “E-Commerce Plan”) as an incentive to management to create, develop and maximize the value of certain equity investments of Northwest and its affiliates. The program has been highly successful for Northwest. Management has been instrumental in developing a number of e-commerce or internet-based businesses, including Orbitz, LLC and Hotwire, Inc. To date, as a result of the sale of a number of these investments, Northwest has generated aggregate cash proceeds of approximately $190 million and a return on the group of investments of approximately 442%. The $190 million in cash investment proceeds is separate and apart from any revenues generated by Northwest’s operations. Under the E-Commerce Plan, 200 Points or 20% of the value of the investments in excess of the sum of the cost of such investments plus a minimum compounded annual return of 15% was set aside for awards to key employees of Northwest. The 2005 amounts for Messrs. Steenland, Griffin and Haan include the following cash redemption amounts paid in respect of the disposition by Northwest of its equity investments in certain e-commerce or internet-based businesses covered by previously granted awards under the E-Commerce Plan: (i) payments to Mr. Steenland, Mr. Griffin and Mr. Haan in the amount of $334,214 each in January 2005 in settlement of the remaining 25% installment of redemption amounts payable under awards granted in January 2001; (ii) payments to Mr. Steenland ($1,907,512), Mr. Griffin ($953,756) and Mr. Haan ($953,756) in April 2005 in settlement of the vested portion of the redemption amounts payable under awards granted in April 2004; and (iii) a payment to Mr. Griffin ($1,931,994) in July 2005 pursuant to an amendment to his award agreement pertaining to his April 2004 award that accelerated the payment of, and amended the vesting conditions with respect to, the portion of such award that was scheduled to vest in April 2006 and April 2007. The amendment requires that, in certain circumstances in which Mr. Griffin’s employment with Northwest is terminated prior to specified vesting dates, Mr. Griffin repay an amount equal to 125% of the portion of the cash payment that remains unvested as of the date of such termination.

The 2004 amounts include: (i) cash payments to Messrs. Steenland ($769,216), Griffin ($787,716) and Haan ($787,716) in settlement of redemption amounts under previously granted awards under the E-Commerce Plan upon vesting of such amounts, (ii) cash payments to Messrs. Steenland ($110,800), Griffin ($73,128) and Haan ($73,128) pursuant to phantom stock unit awards in settlement of units that vested as of December 31, 2004 based on Northwest’s satisfaction of the performance standards for the two year performance period ending December 31, 2004, and (iii) a cash payment to Mr. Roberts under Northwest’s Long Term Cash Incentive Plan based on Northwest’s ranking among its industry peers in average operating margin during the two year performance period ending December 31, 2004.

The 2003 amounts for Messrs. Steenland, Griffin and Haan represent cash payments to such executives pursuant to phantom stock unit awards in settlement of units that vested as of December 31, 2003 based on Northwest’s satisfaction of the performance standards for the two year performance period ending December 31, 2003.

(6)    As described below under “Pension Plans,” effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under both the final average earnings formula and the cash balance formula, and amended the Retirement Savings Plan to provide for an employer contribution to participants’ accounts for service on and after September 1, 2005. The 2005 amounts in this column include (i) the following amounts that were deposited in the Retirement Savings Plan accounts for the Named Executive Officers for the period September 1, 2005 through December 31, 2005: Mr. Steenland ($22,663), Mr. Griffin ($17,627), Mr. Haan ($17,627), Mr. Cohen ($13,989) and Mr. Roberts ($11,891); and (ii) premiums paid by Northwest on life insurance policies obtained for the benefit of Mr. Steenland ($77,800), Mr. Griffin ($44,000), and Mr. Haan ($37,000). In addition, the 2005 amount shown for Mr. Steenland includes $44,000 in cash compensation paid by MAIR Holdings, Inc. (“MAIR Holdings”), the parent company of Mesaba Aviation, Inc., to Mr. Steenland in 2005 for service on the Board of Directors of that company. Mr. Steenland was designated by Northwest to serve as a director of MAIR Holdings pursuant to Northwest’s airline services agreements with Mesaba. Mr. Steenland resigned from the board of directors of MAIR Holdings effective September 23, 2005. The 2005 amount shown for Mr. Griffin includes $32,845 in cash compensation paid by Pinnacle Airlines Corp. (“Pinnacle”) to Mr. Griffin in 2005 for service on the board of directors of that company. Mr. Griffin was designated by Northwest to serve as a director of Pinnacle pursuant to the terms of the Series A Preferred Stock of Pinnacle held by Northwest. Mr. Griffin resigned from the board of directors of Pinnacle effective September 12, 2005.

(7)    Mr. Steenland was elected President & Chief Executive Officer of Northwest effective October 1, 2004.

(8)    Each of the Named Executive Officers other than Mr. Cohen was previously granted an award under the Northwest Airlines, Inc. 2003 Long Term Cash Incentive Plan for the two year performance period ending December 31, 2005. Payouts under the awards are based on Northwest’s ranking among its industry peers in average operating margin during the performance period. In connection with Northwest’s management compensation restructuring, it has decided to limit any payouts under these awards to 50% of the target payout amount while Northwest remains in bankruptcy. On or before June 15, 2006, the Compensation Committee of the Board of Directors will determine whether the performance standards for the performance period ending December 31, 2005 have been satisfied. Should Northwest meet the relevant performance standards and the Committee approves a payment, the target payout amounts under these awards for the Named Executive Officers (after the 50% reduction) are as follows: Mr. Steenland ($258,188), Mr. Griffin ($140,569), Mr. Haan ($140,569) and Mr. Roberts ($81,282).

(9)    Mr. Cohen joined Northwest in May 2005 as Executive Vice President & Chief Financial Officer.

(10)  The 2005 amount shown for Mr. Cohen represents a signing payment paid to him at the time he joined Northwest. The signing payment is subject to a repayment obligation in the event Mr. Cohen’s employment is terminated under certain circumstances. In connection with Mr. Cohen’s joining Northwest, Northwest also agreed to pay him annual retention payments equal to $100,000 each on May 1 of 2006, 2007, 2008, 2009 and 2010 so long as he is employed by Northwest on such dates.

(11)  Mr. Roberts was elected Executive Vice President—Operations effective October 1, 2004.

Stock Option Exercises in 2005 and December 31, 2005 Stock Option Values

	Shares		Number of Securities Underlying Unexercised Options Held		Value of Unexercised In-the-Money Options
	Acquired On	Value	At December 31, 2005 (#)		At December 31, 2005(1)($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas M. Steenland	—	—	184,227	184,226	—	—
J. Timothy Griffin	—	—	34,635	69,270	—	—
Philip C. Haan	—	—	70,664	70,664	—	—
Neal S. Cohen	—	—	—	150,000	—	—
Andrew C. Roberts	—	—	34,986	34,986	—	—

(1)    Based on the per share closing price of Common Stock ($0.54) on the over the counter (“OTC”) market on December 31, 2005 minus the exercise price of such options. NWA Corp. anticipates that its outstanding Common Stock will be cancelled upon its emergence from Chapter 11 bankruptcy protection. Thus, the stock options set forth above should continue to have no value and are also expected to be cancelled upon NWA Corp.’s emergence from Chapter 11 bankruptcy protection.

Long Term Incentive Plan Awards in 2005

	Number of Shares, Units or		Performance or Other Period Until Maturation or	Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Other Rights		Payout	Threshold ($)	Target ($)		Maximum ($)
Douglas M. Steenland	LTIP Award	(1)	1/1/05 - 12/31/06	387,281	387,281		387,281
J. Timothy Griffin	LTIP Award	(1)	1/1/05 - 12/31/06	140,569	140,569		140,569
Philip C. Haan	LTIP Award	(1)	1/1/05 - 12/31/06	140,569	140,569		140,569
Neal S. Cohen	LTIP Award	(1)	5/2/05 - 12/31/06	133,875	133,875		133,875
	E-Commerce Plan Award 7 Points	(2)	9/29/05 - 4/1/08	—	138,753 per Point	(3)	—
Andrew C. Roberts	LTIP Award	(1)	1/1/05 - 12/31/06	113,794	113,794		113,794
	E-Commerce Plan Award 7 Points	(2)	9/29/05 - 4/1/08	—	138,753 per Point	(3)	—

(1)    The Long Term Cash Incentive Plan provides for different payout amounts based on Northwest’s performance relative to the performance standards established for each performance period. In connection with Northwest’s management compensation restructuring, however, Northwest has elected to limit any payouts under the awards reported in the table to 50% of the target payout amounts. The amounts reflected in the table represent the potential payouts, after such 50% limitation, under awards granted in 2005 for the performance period beginning January 1, 2005 and ending December 31, 2006 based on Northwest’s rank (#3—threshold, #2—target, or #1—maximum) among its industry peers in average operating margin during the two years included in the performance period and Northwest’s achievement of a net profitability threshold in each year included in the performance period. The payouts are also contingent upon the participant maintaining a minimum individual performance rating during the performance period. The amounts shown are based on the executives’ current annual salary levels; however, actual payouts will be based on the executives’ annual salaries in effect at the time of the payout.

(2)    In September 2005, NWA Corp. granted awards to Messrs. Cohen and Roberts pursuant to the E-Commerce Plan relating to equity investments by Northwest in a number of e-commerce or internet-based businesses. Each Point represents, when vested, the right to receive a payment (in cash or shares of the business covered by the applicable award, at the option of NWA Corp.) equal to 0.1% of the market value attributable to the group of investments for which the Points were awarded. The Points subject to each award will vest, subject to the executive’s continued employment with Northwest, in five equal installments on each six-month anniversary of the grant date. The payout of vested Points will occur upon a disposition of Northwest’s interests in the investments, a redemption election by the executive as to such executive’s unredeemed vested Points which relate to “liquid” investments, or ten years after the date of grant, whichever is earlier.

(3)    The amount per Point represents the potential aggregate payout amount per Point under the awards described in footnote (2) above attributable to the disposition of Northwest’s investment in Orbitz, one of the e-commerce businesses covered by the awards. In November 2004, Northwest sold its shares of common stock of Orbitz to an indirect wholly owned subsidiary of Cendant Corporation in connection with a tender offer to purchase all of the outstanding shares of class A and class B common stock of Orbitz. As a result of such sale, the redemption amounts with respect to the disposition of Northwest’s shares in Orbitz became fixed and the total paymnet amount for each award became fixed at $971,271. Subject to the executives continued employment with Northwest, this amount will become payable to each executive in cash in five equal installments on each six-month anniversary of the grant date, with 7% compounded annual interest on each such installment accruing from the grant date of the award. The estimated future payments relating to the remaining e-commerce business are not presently determinable.

Pension Plans

Adjusted Final Average Earnings Program

Northwest maintains the Northwest Airlines Pension Plan for Salaried Employees (the “Salaried Pension Plan”), a non-contributory pension plan that covers eligible management employees of Northwest and certain affiliated companies, including each of the Named Executive Officers. As discussed below, the Salaried Pension Plan and the Excess Pension Plan (described below) were frozen effective August 31, 2005 and replaced by an employer contribution to Northwest’s Retirement Savings Plan. Historically, benefits under the Salaried Pension Plan have been computed under an adjusted final average earnings formula. Annual benefits under this formula are generally determined by multiplying a participant’s final average annual compensation by 60 percent and reducing this amount by an offset for social security benefits payable to the participant and for service of less than 30 years. Final average earnings is the average of the employee’s highest 60 consecutive months of total annual cash compensation (including base salary and eligible cash incentive compensation).

Federal laws place limitations on compensation amounts that may be included under the Salaried Pension Plan. In 2005, up to $210,000 in base salary and eligible incentive compensation could be included in the calculation under the plan. Compensation and benefit amounts that exceed the applicable federal limitations are paid under the Northwest Airlines Excess Pension Plan for Salaried Employees (the “Excess Pension Plan”). This plan is a noncontributory plan and has historically used the same adjusted final average earnings formula as the Salaried Pension Plan. Vested pension benefits under the Excess Pension Plan are payable as a lump sum upon the participant’s termination of employment. All benefits under the Excess Pension Plan are unfunded and are payable by Northwest from its general assets.

As of December 31, 2005, the credited years of service under the frozen Salaried Pension Plan and the frozen Excess Pension Plan for Messrs. Steenland, Griffin, Haan and Roberts were 14.5, 12.6, 14.8 and 8.4, respectively. The table below shows the estimated combined annual pension benefit as of December 31, 2005, which would be payable using the adjusted final average earnings formula to participants under the frozen Salaried Pension Plan and the frozen Excess Pension Plan. Based on his prior employment with Northwest, Mr. Cohen has accrued a benefit under the final average earnings formula of the frozen Salaried Pension Plan and the frozen Excess Pension Plan for his 8.9 years of prior service. Mr. Cohen’s benefit under the frozen Salaried Pension Plan and the frozen Excess Pension Plan will be calculated under the cash balance program described below. When Mr. Cohen retires from Northwest, he will be entitled to receive, under the frozen Salaried Pension Plan and the frozen Excess Pension Plan, the greater of his final average earnings benefit for his prior service and his benefit calculated under the cash balance formula. The benefit levels in the table assume retirement at age 65, the credited years of service shown and payment in the form of a single life annuity.

	Annual Pension Benefits
Final Average Annual Compensation	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service	35 Years of Service

$400,000	$116,524	$155,366	$194,207	$233,048	$233,048
$600,000	176,524	235,366	294,207	353,048	353,048
$800,000	236,524	315,366	394,207	473,048	473,048
$1,000,000	296,524	395,366	494,207	593,048	593,048
$1,200,000	356,524	475,366	594,207	713,048	713,048
$1,400,000	416,524	555,366	694,207	833,048	833,048
$1,600,000	476,524	635,366	794,207	953,048	953,048
$1,800,000	536,524	715,366	894,207	1,073,048	1,073,048
$2,000,000	596,524	795,366	994,207	1,193,048	1,193,048

Cash Balance Program

The Salaried Pension Plan and the Excess Pension Plan were amended in 2001 to convert each plan to a cash balance design. This change was effective for all active employees in a salaried position as of January 1, 2001 and for any employee hired after that date. All active employees in a salaried position as of January 1, 2001 will receive the higher of their pension benefit calculated under the Salaried Pension Plan after conversion and the benefit calculated under the adjusted final average earnings formula. Under the new design, a hypothetical cash balance account is established for each participant for record-keeping purposes. Following each semi-monthly pay period, a participant’s cash balance account is credited with a pay credit based on the participant’s age, years of service and recognized earnings for the pay period in accordance with the following schedule:

Sum of Age and Years of Service	Pay Credits as a Percent of Salary and Bonus

Less than 30	6%
30 to 39	7%
40 to 49	8%
50 to 59	10%
60 to 69	12%
70 to 79	15%
80 and over	18%

In addition, on the last day of each month participants’ accounts are credited with interest at an annual rate of one percent over the one-year U.S. Treasury bill rate or a minimum rate of 3.5 percent (3.5 percent for 2005). Vested benefits under either the cash balance formula or the final average earnings formula of the Salaried Pension Plan and the Excess Pension Plan are payable to participants upon termination of their employment with Northwest in the form of a lump sum or monthly annuity payments.

Effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under both the final average earnings formula and the cash balance formula, and amended Northwest’s Retirement Savings Plan for Salaried Employees to provide for an employer contribution to participants’ accounts for service on and after September 1, 2005. The amounts contributed by Northwest in 2005 to each of the Named Executive Officer’s accounts under the Retirement Savings Plan for Salaried Employees are included in the “All Other Compensation” column of the Summary Compensation Table.

SERP

Northwest has agreed to supplement the pension benefits of each of the Named Executive Officers under Northwest’s Supplemental Executive Retirement Plan (the “SERP”). Under prior arrangements with Mr. Steenland, Northwest granted Mr. Steenland (i) an additional 10 credited years of service under the adjusted final average earnings formula during a five-year period commencing March 24, 1994, and (ii) pay credits under the cash balance formula equal to two times those earned in the Salaried Pension Plan (or, under the adjusted final average earnings formula, up to five additional credited years of service) over a five year period beginning April 1, 2001. In September 2005, Northwest agreed to grant Mr. Steenland additional pay credits under the cash balance formula equal to two times those earned in the Salaried Pension Plan (or, under the adjusted final average earnings formula, up to six additional credited years of service) over a six year period beginning April 1, 2006. Messrs. Griffin and Haan were granted over a five year period beginning June 1, 2001 pay credits under the cash balance formula equal to three times those earned in the Salaried Pension Plan (or, under the adjusted final average earnings formula, up to ten additional credited years of service). Messrs. Cohen and Roberts were each granted pay credits equal to three times those earned in the Salaried Pension Plan over a five year period beginning May 1, 2005, in the case of Mr. Cohen, and over a five year period beginning December 1, 2002, in the case of Mr. Roberts. In each case, the additional pay credits or credited years of service will be granted to the executive only so long as the executive remains employed by Northwest during the referenced period, and, in the case of Mr. Steenland, if his employment is terminated in certain circumstances (see “Employment Agreements” contained in this Item 11). Under the SERP, Northwest also has agreed to define final average compensation for purposes of determining pension benefits under the adjusted final average earnings formula for each of the Named Executive Officers as the average of the executive’s monthly earnings for the highest 36 months (whether or not consecutive) during the executive’s employment. Vested pension benefits under the SERP are payable as a lump sum upon the participant’s termination of employment. All benefits under the SERP are unfunded and are payable by Northwest from its general assets.

Total Pension Benefits

The estimated total annual pension benefits payable to each of the Named Executive Officers under the frozen Salaried Pension Plan, the frozen Excess Pension Plan and the SERP if the executive continues to receive his current base salary and target annual incentive compensation and retires at age 65 is as follows: Mr. Steenland, $509,270; Mr. Griffin, $302,483; Mr. Haan, $227,119; Mr. Cohen, $288,808; and Mr. Roberts, $165,485.

Compensation of Directors

All non-employee directors of NWA Corp., which include all directors other than Messrs. Wilson and Steenland, are entitled to receive an annual retainer fee of $25,000 and an attendance fee of $1,000 for each Board meeting and each Board committee meeting attended. The chairpersons of the standing Board committees are paid an additional annual fee of $5,000. All directors are entitled to $25,000 per year of complimentary travel privileges on Northwest that may be extended to other individuals. In addition, all directors and their spouses and dependent children are eligible for complimentary travel privileges on Northwest and each director will receive lifetime pass travel privileges on Northwest after serving as a director of NWA Corp. for five years. All directors are also reimbursed for ordinary expenses incurred in connection with their attendance at Board and Board committee meetings.

Each director is reimbursed by NWA Corp. for income taxes resulting from use of the director’s complimentary travel privileges on Northwest. The value of the complimentary travel privileges extended to Board members, their spouses and dependent children in 2005, including reimbursement for income taxes on such amounts, was as follows: Ray W. Benning, Jr. ($2,388); John M. Engler ($7,877); Robert L. Friedman ($391); Doris Kearns Goodwin ($4,769); Dennis F. Hightower ($3,822); Jeffrey G. Katz ($3,480); George J. Kourpias ($1,761); and Frederic V. Malek ($372). Messrs. Wilson and Steenland are employees of Northwest and as such are not subject to income taxes from the use of employee pass privileges.

As an employee of Northwest, Mr. Wilson received salary payments totaling $8,775 in 2005. He also received medical expense reimbursement payments totaling $11,344 and complimentary travel privileges on Northwest and other airlines. He also participates in the benefit and welfare plans available to employees of Northwest. In November 2005, Northwest cancelled all outstanding phantom stock units previously granted to Mr. Wilson under The Chairman’s Long-Term Retention and Incentive Program.

Pursuant to NWA Corp.’s By-laws, we indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to NWA Corp.

Employment Agreements

Northwest has entered into management compensation agreements with each of the Named Executive Officers. The agreements have no set terms and the executive’s employment under his agreement is terminable by either party for any reason upon 30 days written notice. Northwest entered into a new management compensation agreement with Mr. Steenland effective September 14, 2005. Under his agreement, Mr. Steenland is entitled to receive a base salary and to participate in Northwest’s compensation and benefit plans. He is also entitled to lifetime travel privileges on Northwest’s flights, certain travel privileges on Northwest that may be extended to other individuals, certain life insurance benefits, coverage under Northwest’s medical and dental plans for the remainder of his and his spouse’s lifetimes, and additional medical benefits in excess of those available under Northwest’s health plans. In the event of a termination of his employment by Northwest other than for “cause” (as defined), by Mr. Steenland for “good reason” (as defined) or due to death or disability, Mr. Steenland will receive a severance payment equal to three times his annual base salary and target incentive payment and a pro-rated portion of his target incentive payments for the year in which his employment terminates, the supplemental pension benefits described above and reimbursement of relocation expenses. Mr. Steenland also will continue to receive coverage under Northwest’s life insurance and disability plans for a specified period of time. In addition, if Mr. Steenland’s employment is terminated by Northwest for any reason other than cause within one year after a change in control of NWA Corp. or by Mr. Steenland at any time during the six months commencing on the first anniversary of the change in control or during the 30-day period commencing on the first anniversary of the effective date of a confirmed plan of reorganization for Northwest under the Bankruptcy Code, in any such case, Mr. Steenland will be entitled to all payments and benefits otherwise due for termination. In the event Mr. Steenland dies while employed by Northwest, Northwest has agreed to pay his surviving spouse an annual death benefit equal to 50 percent of Mr. Steenland’s base salary for ten years or, if earlier, until Mr. Steenland would have attained age 65.

The agreements with Messrs. Griffin, Haan, Cohen and Roberts entitle each executive to receive a base salary and to participate in Northwest’s compensation and benefit plans. In the event of a termination of the executive’s employment by Northwest other than for “cause” (as defined) or by the executive for “good reason” (as defined), the executive will receive a severance payment equal to two times the executive’s annual base salary and target incentive payment and a pro-rated portion of the executive’s target annual incentive payment for the year in which the executive’s employment terminates. In addition, Messrs. Griffin, Haan and Roberts are each entitled to lifetime travel privileges on Northwest’s flights and additional medical benefits in excess of those available under Northwest’s health plans. Mr. Cohen will become entitled to lifetime travel privileges and additional medical benefits if he remains employed by Northwest on April 1, 2009 or an earlier date if Mr. Cohen’s employment is terminated by Northwest within six months after a change in control of NWA Corp. In addition, in connection with his joining Northwest in May 2005, Mr. Cohen received a signing payment of $200,000, which Mr. Cohen must repay if his employment is terminated under certain circumstances, and Northwest agreed to pay him annual retention payments of $100,000 each on May 1 of each of five years beginning in 2006 so long as he continues to be employed by Northwest on those dates.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee members have no interlocking relationships as defined by the rules and regulations of the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings, as of March 31, 2006, of NWA Corp.’s capital stock of each director of NWA Corp., each Named Executive Officer, all directors and executive officers as a group, and each person known to NWA Corp. to beneficially own more than five percent of any class of NWA Corp.’s voting securities. Unless otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Class of Security	Number of Shares(1)(2)	Percent of Class(1)(2)		Percent of Total Voting Power(8)

Directors:
Gary L. Wilson	Common Stock	768,180	1%		1%
Ray W. Benning, Jr.(3)	—	—	—		—
Roy J. Bostock	—	—	—		—
John M. Engler	—	—	—		—
Robert L. Friedman	Common Stock	2,000		*		*
Doris Kearns Goodwin	—	—	—		—
Dennis F. Hightower	Common Stock	1,000		*		*
Jeffrey G. Katz	—	—	—		—
George J. Kourpias(4)	—	—	—		—
Frederic V. Malek	—	—		*		*
Douglas M. Steenland	Common Stock	276,340		*		*
Leo M. van Wijk	—	—	—		—
William S. Zoller(5)	Common Stock	3,845	—		—

Named Executive Officers:
J. Timothy Griffin	Common Stock	69,270		*		*
Philip C. Haan	Common Stock	106,109		*		*
Neal S. Cohen	Common Stock	37,500		*		*
Andrew C. Roberts	Common Stock	52,479		*		*
All directors and executive officers as a group (18 persons)	Common Stock	1,325,136	1%		1%

Other 5% Holders:

Trusts for pilots	Common Stock		3,260,964	4%	3%
c/o State Street Bank & Trust Company	Series C Preferred		51	*	*
200 Newport Avenue, Q3N
North Quincy, MA 02171

Trust for ground employees c/o State Street Bank & Trust Company 200 Newport Avenue, Q3 North Quincy, MA 02171	Series C Preferred	(6)	3,440,365	75%	5%

Trust for flight attendants c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171	Series C Preferred		1,065,226	23%	2%

Deutsche Bank AG(7) Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	Common Stock		4,707,988	5%	5%

*              Less than 1%

(1)           The figures shown include the following shares allocated as of March 31, 2006 to the accounts of participants under the Northwest Airlines Corporation Employee Stock Plan: Haan—113 shares; Zoller—2,722 shares; and all directors and executive officers as a group—2,835 shares.

(2)           The SEC deems a person to have beneficial ownership of all shares that such person has the right to acquire within 60 days. The figures shown include the following shares subject to stock options granted under NWA Corp.’s 2001 Stock Incentive Plan, which the individual or group has the right to acquire within 60 days of March 31, 2006: Wilson—150,000 shares; Steenland—276,340 shares; Zoller—1,123 shares; Griffin—69,270 shares; Haan—105,996 shares; Cohen—37,500 shares; Roberts—52,479 shares; and all directors and executive officers as a group—692,708 shares.

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

(5)           Mr. Zoller previously was Chairman of the Northwest Airlines Master Executive Council of ALPA. Mr. Zoller disclaims beneficial ownership of the shares beneficially owned by the trusts for pilots under the Employee Stock Plan.

(6)           The 3,440,365 shares of Series C Preferred Stock are convertible into 4,692,657 shares of Common Stock, which would represent upon conversion 5% of the outstanding Common Stock.

(7)           Based on a Schedule 13G filed with the SEC on behalf of Deutsche Bank AG (“Deutsche Bank”), indicating that, at December 30, 2005, Deutsche Bank, in its capacity as investment advisor, had sole voting power over and sole power to dispose of all such shares.

(8)           As of March 31, 2006, there were 87,272,705 shares of Common Stock and 4,617,343 shares of Series C Preferred Stock outstanding. The 4,617,343 shares of Series C Preferred Stock are convertible into 6,298,055 shares of Common Stock. The percent of total voting power assumes conversion of the Series C Preferred Stock and the issuance of Common Stock pursuant to stock options that are exercisable within 60 days of March 31, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. van Wijk is President and Chief Executive Officer of Koninklijke Luchtvaart Maatschappij N.V. (“KLM”). Northwest and KLM are parties to a trans-atlantic joint venture.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to NWA Corp. by Ernst & Young for services rendered during 2005 and 2004 were as follows:

Audit Fees. Fees for audit services totaled approximately $2,896,931 in 2005 and approximately $2,365,700 in 2004, including fees associated with the annual audit of the financial statements, audit of internal controls over financial reporting, the reviews of NWA Corp.’s quarterly reports on Form 10-Q, and registration statements filed with the SEC.

Audit-Related Fees. Fees for audit-related services totaled approximately $619,044 in 2005 and approximately $729,000 in 2004. Audit-related services principally include accounting consultations, audits of the NWA Corp.’s employee benefit plans, and other audits required by regulation or contract.

Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning including expatriate tax services, totaled approximately $184,864 in 2005 and approximately $316,700 in 2004.

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

2.     Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including employee benefit plan audits, special procedures required to meet certain regulatory requirements, and consultation regarding financial accounting and/or reporting standards.

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

NORTHWEST AIRLINES CORPORATION

Dated: May 1, 2006	By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of May, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ DOUGLAS M. STEENLAND	*
	Douglas M. Steenland	Doris Kearns Goodwin
	President and Chief Executive	Director
Officer (principal executive officer)
and Director
	/s/ NEAL S. COHEN	*
	Neal S. Cohen	Dennis F. Hightower
	Executive Vice President & Chief	Director
Financial Officer (principal financial officer)
	/s/ ANNA M. SCHAEFER	*
	Anna M. Schaefer	Jeffrey G. Katz
	Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)
	*	*
	Gary L. Wilson	George J. Kourpias
	Chairman of the Board	Director
	*	*
	Ray W. Benning, Jr.	Frederic V. Malek
	Director	Director
	*	*
	Roy J. Bostock	Leo M. van Wijk
	Director	Director
*
	John Engler	William S. Zoller
	Director	Director
*
Robert L. Friedman
Director

/s/ ANNA M. SCHAEFER
By:	Anna M. Schaefer
Attorney-in-fact

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer