Form 10-Q
period 2006-03-31
NORTHWEST AIRLINES CORP
filed 2006-05-10
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 0-23642

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

As of March 31, 2006, there were 87,272,973 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
(Unaudited, in millions except per share amounts)	2006	2005
Operating Revenues
Passenger	$2,049	$2,035
Regional carrier revenues	339	276
Cargo	214	206
Other	288	281
Total operating revenues	2,890	2,798

Operating Expenses
Salaries, wages and benefits	676	964
Aircraft fuel and taxes	744	630
Selling and marketing	194	205
Aircraft maintenance materials and repairs	189	144
Other rentals and landing fees	143	156
Depreciation and amortization	134	138
Aircraft rentals	68	104
Regional carrier expenses	366	356
Other	391	402
Total operating expenses	2,905	3,099
Operating Income (Loss)	(15)	(301)

Other Income (Expense)
Interest expense, net	(138)	(151)
Investment income	18	16
Reorganization items, net	(975)	—
Other, net	6	(19)
Total other income (expense)	(1,089)	(154)
Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(1,104)	(455)
Income tax expense (benefit)	—	5
Income (Loss) Before Cumulative Effect of Accounting Change	(1,104)	(460)
Cumulative effect of accounting change	—	(69)
Net Income (Loss)	(1,104)	(529)
Preferred stock requirements	—	(8)
Net Income (Loss) Applicable to Common Stockholders	$(1,104)	$(537)
Earnings (loss) per common share:
Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(12.65)	$(5.39)
Cumulative effect of accounting change	—	(.80)
Net income (loss) applicable to common stockholders	$(12.65)	$(6.19)
Average shares used in computation:
Basic and Diluted	87	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(Unaudited, in millions)	2006	2005

Assets

Current Assets
Cash and cash equivalents	$677	$684
Unrestricted short-term investments	602	578
Restricted cash, cash equivalents and short-term investments	652	600
Accounts receivable, net	673	592
Flight equipment spare parts, net	133	136
Prepaid expenses and other	429	403
Total current assets	3,166	2,993

Property and Equipment
Flight equipment, net	7,459	7,394
Other property and equipment, net	746	753
Total property and equipment	8,205	8,147

Flight Equipment Under Capital Leases, net	22	100

Other Assets
Intangible pension asset	363	363
International routes	634	634
Investments in affiliated companies	42	41
Other	920	805
Total other assets	1,959	1,843
Total Assets	$13,352	$13,083

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,859	$1,586
Accounts payable and other liabilities	1,371	1,119
Current maturities of long-term debt and capital lease obligations	103	85
Total current liabilities	3,333	2,790

Long-Term Debt	1,437	1,085

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	329	292
Other	103	102
Total deferred credits and other liabilities	432	394

Liabilities Subject to Compromise	14,599	14,162

Preferred Redeemable Stock Subject to Compromise	279	280

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,501	1,500
Accumulated deficit	(5,652)	(4,548)
Accumulated other comprehensive income (loss)	(1,565)	(1,568)
Treasury stock	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(6,728)	(5,628)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,352	$13,083

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
(Unaudited, in millions)	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$(1,104)	$(529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	69
Depreciation and amortization	134	138
Pension and other postretirement benefit contributions less than expense	73	59
Changes in certain assets and liabilities	300	244
Long-term vendor deposits/holdbacks	(57)	—
Reorganization items	975	—
Other, net	(1)	26
Net cash provided by (used in) operating activities	320	7

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	(9)	—

Cash Flows from Investing Activities
Capital expenditures	(137)	(50)
Purchase of short-term investments	(18)	(152)
Proceeds from sales of short-term investments	—	294
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(52)	(126)
Proceeds from sale of Pinnacle note receivable	—	102
Other, net	(1)	4
Net cash provided by (used in) investing activities	(208)	72

Cash Flows from Financing Activities
Proceeds from long-term debt	72	16
Payments of long-term debt and capital lease obligations	(182)	(273)
Other, net	—	(11)
Net cash provided by (used in) financing activities	(110)	(268)

Increase (Decrease) in Cash and Cash Equivalents	(7)	(189)

Cash and cash equivalents at beginning of period	684	707
Cash and cash equivalents at end of period	$677	$518

Cash and cash equivalents and unrestricted short-term investments at end of period	$1,279	$2,132

Supplemental Cash Flow Information:
Interest paid	$120	$137

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$117	$56

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”). The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s accounting and reporting policies are summarized in “Note 2 – Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for 2005.

As discussed in Note 2, on September 14, 2005 (the “Petition Date”), NWA Corp. and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11. The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)” (the “Chapter 11 case”). Accordingly, the accompanying condensed consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

The Company maintains a Web site at http://www.nwa.com. Information contained on the Company’s Web site is not incorporated into this Quarterly Report on Form 10-Q. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through this Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. For information or questions concerning the Company’s Chapter 11 restructuring see: http://www.nwa-restructuring.com.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein. Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

Note 2 – Voluntary Reorganization Under Chapter 11

Background and General Bankruptcy Matters. On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11. The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

Our condensed consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

However, as a result of the Company’s Chapter 11 proceedings and other matters discussed in “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainties. Given these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to use the provisions of Chapter 11 to reorganize its business in order to return to profitability on a sustained basis. The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•  Achieving $2.5 billion in annual business improvements, including $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•  Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•  Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

The Company has taken a number of actions necessary to achieve these objectives. These actions are outlined below and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”  In addition, any business plan that forms the basis for a plan of reorganization will have to produce sufficient returns to permit the Company to have adequate access to the capital markets. Any plan will likely require profit improvements and/or cost reductions beyond those elements identified above. The Company will continue to refine its Chapter 11 related goals and objectives in response to market conditions.

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

The Debtors’ rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by Section 1110 of the Bankruptcy Code. Section 1110 provides that unless the Debtors take certain action within 60 days after the Petition Date or such later date as is agreed by the applicable lessor, secured party, or conditional vendor, the contractual rights of such financier to take possession of such equipment and to enforce any of its other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code.

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

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations. These obligations are reflected in the Debtors’ liabilities subject to compromise. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information.

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft, and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach. These pre-petition general unsecured claims for damages, where appropriate, are reflected in the Debtors’ liabilities subject to compromise. See “Note 9 – Liabilities Subject to Compromise” for additional information. The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors. However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these overall claims with any degree of certainty at this time.

Labor Cost Restructuring. The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”). In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection. In October 2005, the Company commenced Section 1113(c) proceedings with the Professional Flight Attendants Association (“PFAA”), the Air Line Pilots Association (“ALPA”), and the International Association of Machinists and Aerospace Workers ("IAM"), and has subsequently completed the Section 1113(c) hearing with the PFAA and ALPA

In November 2005, the Company obtained interim wage reductions either consensually or through Section 1113(e), which will remain in place until consensual agreements are reached or until the resolution of the Section 1113(c) process.

On January 13, 2006, the IAM, which represents the Company’s ground employees, customer service agents and reservation agents, agreed to submit the Company’s contract settlement proposal to its members for ratification. As a result of the IAM’s agreement, the Company did not begin the Section 1113(c) hearing related to the IAM collective bargaining agreements. On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members. However, the Company’s contract proposal was not ratified by the IAM-represented equipment service employees (“ESEs”). As a result of the ESE ratification vote, the Company will begin the Section 1113(c) hearing related to the collective bargaining agreement for the ESE members of the IAM on May 15, 2006.

On March 1, 2006, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA. The flight attendant agreement is subject to ratification by the Company’s PFAA-represented employees. Voting is expected to be completed by early June 2006 on the PFAA tentative agreement. On March 3, 2006, the Company reached a tentative consensual agreement on a new contract with its pilots, represented by ALPA. The pilot agreement was ratified by Northwest’s pilots on May 3, 2006. Currently, all of the tentative or ratified agreements with the PFAA, ALPA and the IAM, are conditioned on the other agreements becoming effective or on the Company’s obtaining the contemplated savings through implementation of new contract terms. As a result of the tentative agreements with the PFAA and ALPA, the judge has not ruled on the Company's Section 1113(c) motions and is not expected to rule with respect to an employee group that ratifies a new collective bargaining agreement.

If a tentative agreement is not ratified, the Company would seek to impose new contract terms pursuant to the Section 1113(c) process. Certain of the Company’s unions have threatened to strike were new contract terms to be imposed. The Company believes that the impacted employee groups are not permitted to strike or engage in self-help remedies under the Railway Labor Act (“RLA”). In the event the Company were to impose new contract terms under Section 1113(c) and the impacted union sought to strike or engage in self-help, the Company would attempt to obtain an injunction against such activities, although there is no controlling judicial authority that specifically addresses this issue. Failure to obtain such an injunction could lead to a strike or other form of self-help which could have a material adverse effect on the Company.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code in conjunction with its Section 1113(c) hearings pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.

Securities Trading Matters. On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company. The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes. Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate. Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs. Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs. See “Note 7 – Income Taxes” for further information related to the Company’s NOLs.

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

Note 3 – Change in Accounting for Certain Pension Plan Administrative Expenses

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost. These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses. The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred. The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which was retroactively recorded as of January 1, 2005, and is included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2005. The impact of this change on the three months ended March 31, 2005 was an increase in net periodic benefit cost of $9.4 million.

The following table illustrates pro forma amounts, assuming the new accounting method is applied retroactively:

(In millions, except per share amounts)	Three months ended March 31, 2005

Net income (loss) applicable to common stockholders	$(468)

Earnings (loss) per common share:
Basic and Diluted	$(5.39)

Note 4 – Recent Accounting Pronouncements

The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006. In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees. Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement. Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal. The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award. The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

Note 5 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region for the three months ended March 31:

(In millions)	2006	2005
Domestic	$2,018	$1,931
Pacific, principally Japan	610	592
Atlantic	262	275
Total operating revenues	$2,890	$2,798

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 6 – Reorganization Related Items

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

Reorganization items recorded during the quarter ended March 31, 2006 largely consisted of charges related to the restructuring of aircraft leases, debt restructuring, aircraft rejection charges, and professional fees, partially offset by a curtailment gain related to freezing a nonqualified pilot pension plan. Restructured aircraft lease/debt charges are primarily non-cash costs that include the estimated claims resulting from the Company’s renegotiation of certain aircraft obligations. Aircraft rejection charges are non-cash costs that include the estimated allowable claims resulting from the Company’s rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process. These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events. The charges for professional fees include only those professional fees related to the bankruptcy process.

Net reorganization items, as shown on the Condensed Consolidated Statement of Operations, consist of the following:

(In millions)	2006
Restructured aircraft lease/debt charges	$975
Aircraft rejection charges	25
Pension plan curtailment gain	(49)
Professional fees	14
Other	10
Reorganization items, net	$975

Note 7 – Income Taxes

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

Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003. The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. The Company’s first quarter 2006 net loss therefore was not reduced by any tax benefit.

In the event that the Company were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from Chapter 11 the annual usage of the remaining tax attributes, primarily NOLs, that were generated prior to the change in ownership could be substantially limited. The amount of limitation, if any, will be determined at the time of its emergence from Chapter 11.

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

Note 8 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended
	March 31
(In millions, except per share data)	2006	2005
Numerator:
Net income (loss) before cumulative effect of accounting change	$(1,104)	$(460)
Cumulative effect of accounting change	—	(69)
Preferred stock requirements	—	(8)
Net income (loss) applicable to common stockholders	$(1,104)	$(537)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	87,264,542	86,729,563

Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(12.65)	$(5.30)
Cumulative effect of accounting change	—	(0.80)
Preferred stock requirements	—	(0.09)
Net income (loss) applicable to common stockholders	$(12.65)	$(6.19)

For the three months ended March 31, 2006 and 2005, 19,096,699 and 19,418,282 incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods. Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6,293,501 and 6,435,509 shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three months ended March 31, 2006 and 2005, respectively, because the Company reported a net loss for these periods.

Total employee stock options outstanding of 7,821,406 and total employee stock options and restricted shares outstanding of 9,413,809 as of March 31, 2006 and 2005, respectively, were not included in diluted securities because the Company reported a net loss for the three months ended March 31, 2006 and 2005. There were no restricted shares outstanding as of March 31, 2006.

Note 9 – Liabilities Subject to Compromise

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

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005. The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) has not yet been determined. A proof of claim arising from the rejection of an executory contract or an unexpired lease must be filed the later of the Bar Date or 30 days from the effective date of the authorized rejection.

Differences between liability amounts the Company has estimated and future claims to be filed by its creditors will be examined by the Debtors and, if necessary, will be subject to a final determination of the allowable claims by the Bankruptcy Court. The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is complete. Completion of the claims resolution process may occur well after confirmation of a plan of reorganization. The Company will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process. To the extent that the Company identifies additional amounts subject to compromise, they will be recognized accordingly. As a result, the amounts of liabilities subject to compromise are subject to change.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim. Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $48.2 million during the first quarter of 2006.

At March 31, 2006 and December 31, 2005, the Company had liabilities subject to compromise of $14.6 billion and $14.2 billion, respectively, consisting of the following:

	March 31	December 31
(In millions)	2006	2005
Debt, including accrued interest	$7,071	$7,411
Pension, postretirement and other employee related expenses	3,913	3,948
Aircraft-related accruals and deferrals	2,445	1,455
Capital lease obligations, including accrued interest	250	350
Accounts payable and other liabilities	920	998
Total liabilities subject to compromise	$14,599	$14,162

In addition to the $14.6 billion of liabilities subject to compromise as of March 31, 2006, itemized above, the Company’s $279 million of Preferred Redeemable Stock is also subject to compromise. This preferred security is not presented as a liability on the Company’s Condensed Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 10— Long-term Debt not Subject to Compromise

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations. Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 9 – Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2010, are as follows (in millions):

2006	$77
2007	112
2008	307
2009	172
2010	119

Note 11 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 367 aircraft at March 31, 2006, consisting of 302 narrow-body and 65 wide-body aircraft. Northwest’s purchase commitments for aircraft as of March 31, 2006 are also provided.

		In Service
						Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	64	—	2	66	5
A320	148	45	—	28	73	2
A330-200	243	9	—	—	9	2
A330-300	298	11	—	—	11	10

Boeing:
787-800	221	—	—	—	—	18	(1)
757-200	180-184	32	1	11	44	—
757-300	224	16	—	—	16	—
747-200	353-430	2	—	2	4	—
747-400	403	4	—	9	13	—

McDonnell Douglas:
DC9	100-125	103	—	—	103	—
DC10	273	13	—	1	14	—
		299	1	53	353	37

Freighter Aircraft
Boeing 747F		11	—	3	14	—
Total Northwest Operated Aircraft		310	1	56	367	37

Regional Aircraft
Avro RJ85	69	10	—	13	23	—
CRJ-200/440	44-50	—	—	126	126	13	(1)
Saab 340	30-34	—	—	49	49	—

Total Airlink Operated Aircraft		10	—	188	198	13

Total Aircraft		320	1	244	565	50

(1)   The Company entered into these aircraft commitments prior to its Chapter 11 filing; the applicable agreements have not yet been affirmed as part of the Company’s overall plan of reorganization.

The Company took delivery of two Airbus A330-200 aircraft during the three months ended March 31, 2006. In connection with the acquisition of these two aircraft, the Company entered into long-term debt arrangements. Under such arrangements, the aggregate amount of debt incurred totaled $143 million.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three months ended
	March 31
(In millions)	2006	2005
Net income (loss)	$(1,104)	$(529)
Change in unrealized gain/loss on available-for-sale securities	2	(3)
Change in deferred gain/loss from hedging activities	1	3
Foreign currency translation adjustments	—	(3)
Comprehensive income (loss)	$(1,101)	$(532)

Note 13 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans or defined contribution 401(k)-type plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, as a result of the commencement of the Company’s Chapter 11 case, the Company did not make minimum cash contributions to its defined benefit pension plans that were due in 2005 after September 14, 2005. Effective August 31, 2005 and January 31, 2006 the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried and Pilot Employees, respectively. Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans.

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

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Three months ended March 31
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Defined benefit plan costs
Service cost	$35	$73	$9	$9
Interest cost	132	137	15	14
Expected return on plan assets	(120)	(128)	—	—
Amortization of prior service cost	10	19	(2)	(3)
Recognized net actuarial loss and other events	28	36	9	7
Net periodic benefit cost	85	137	31	27

Defined contribution plan costs	13	—	—	—

Total benefit cost	$98	$137	$31	$27

For the quarter ended March 31, 2006 the Company recorded a $49 million pension curtailment gain related to the Northwest Airlines Pension Plan for Pilots. This curtailment gain was recorded as a reorganization related item.

On April 15, 2003, the Internal Revenue Service (“IRS”) approved the application submitted by the Company to reschedule, over a five year period beginning in April 2004, the $454 million in 2003 plan year contributions under the pension plans for contract and salaried employees. The Company satisfied the conditions for rescheduling plan year 2003 contributions by granting the plans liens on certain assets of the Company (including domestic and foreign slots, international routes, aircraft and engines).

On April 10, 2004, the President signed into law the Pension Funding Equity Act, which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates. Including the effect of the Pension Funding Equity Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million. Through September 14, 2005, the Company had contributed $268 million to these plans. As a result of the Company’s voluntarily filing for Chapter 11 on September 14, 2005, the Company did not make scheduled minimum cash contributions to its qualified defined benefit pension plans due after its bankruptcy filing. The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition and certain interest payments associated with its 2003 contract and salaried plan year waiver.

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

The U.S. Senate passed a pension reform bill in November 2005 that would allow airlines to amortize pension liabilities over a twenty-year period. The pension reform bill passed by the U.S. House of Representatives in December 2005 did not include a similar provision. The bills were sent to a conference committee in March 2006. The Company supports passage of pension reform legislation that includes the airline provisions in the U.S. Senate bill. The Company cannot predict what pension reform legislation will be enacted, if any.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is currently estimated at approximately $75 million for calendar year 2006. Due to uncertainties regarding several significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006. If the Company is unable to obtain sufficient legislative pension funding relief, termination of the defined benefit plans would become inevitable.

Note 14 – Stock-Based Compensation

As of March 31, 2006, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”). The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006. In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees. Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement. Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal. The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award. The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility, and expected life. The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date. The expected volatility assumption is set based primarily on historical volatility. The expected life assumption is set based on past exercise behavior of option holders. There were no options granted during the three months ended March 31, 2006 or 2005; therefore, the Black-Scholes assumptions for those periods have not been presented.

A reconciliation of the number of options outstanding and exercisable under the Management Plan as of March 31, 2006, and changes during the quarter then ended, are as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/2005	2,815	$12.64
Granted	—	—
Forfeited	(57)	15.07
Exercised	—	—
Outstanding at 3/31/06	2,758	12.54

Exercisable at 3/31/06	2,085	14.19

At March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
(shares in thousands)	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
Range of Exercise Prices

$ 4.61 to $24.59 (1)	2,441	6.5 years	$9.52	1,769	$10.31
26.16 to 39.31	291	2.0 years	34.55	291	34.55
43.56 to 51.97	26	2.8 years	50.49	26	50.49

(1)   1.8 million of the 2.4 million shares outstanding had an exercise price of $8.31, and approximately 1.3 million of these shares were exercisable.

A reconciliation of the number of options outstanding and exercisable under the Pilot Plan as of March 31, 2006, and changes during the quarter then ended, is as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/2005	5,064	$9.96
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at 3/31/06	5,064	9.96

Exercisable at 3/31/06	4,603	10.03

At March 31, 2006:

	Options Outstanding		Options Exercisable
		Weighted-Average
		Remaining
(shares in thousands)	Shares	Contractual Life	Shares
Exercise Prices
$7.325	3,500	8.5 years	3,500
9.185	926	7.3 years	465
19.62	134	5.5 years	134
24.688	123	3.5 years	123
27.875	381	3.5 years	381

During the first quarter 2006, the total stock-based compensation expense for all compensation related to stock-based plans was $509,000, which includes $409,000 of stock option expense. In the first quarter of 2005, the Company recognized stock-based compensation expense of $3,634,396, which includes $3,023,278 of stock option expense. There was no corresponding tax benefit in 2006 or 2005 related to this stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. As of March 31, 2006, the Company has approximately $1.7 million of total unrecognized compensation expense related to nonvested awards. The Company expects to recognize this expense over a weighted average period of approximately 1.0 years.

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

The Company intends to use the provisions of Chapter 11 to reorganize its business in order to return to profitability on a sustained basis. The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•  Achieving $2.5 billion in annual business improvements, including $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•  Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•  Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

Labor Cost Restructuring. The Company is making progress in achieving its target of approximately $1.35 billion (which excludes pension savings) in annual labor cost savings through a combination of agreements negotiated with its employee labor groups, savings generated by the imposed Aircraft Mechanics Fraternal Association (“AMFA”) contract, reductions in retiree medical benefit costs, and pay and benefit reductions from its management employees.

The Bankruptcy Code provides special treatment for CBAs. In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period. After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time. The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably. Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection. In October 2005, the Company commenced Section 1113(c) proceedings with the PFAA, ALPA, and the IAM, and has subsequently completed the Section 1113(c) hearing with the PFAA and ALPA.

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

In November 2005, the Company obtained interim wage reductions either consensually or through Section 1113(e), which will remain in place until consensual agreements are reached or until the resolution of the Section 1113(c) process.

On January 13, 2006, the IAM, which represents the Company’s ground employees, customer service agents and reservation agents, agreed to submit the Company’s contract settlement proposal to its members for ratification. As a result of the IAM’s agreement, the Company did not begin the Section 1113(c) hearing related to the IAM collective bargaining agreements. On March 7, 2006, the IAM announced that the contract proposal, covering the Company’s customer service and reservations employees, was ratified by a majority of its members. However, the Company’s contract proposal was not ratified by the IAM-represented ESEs. As a result of the ESE ratification vote, the Company will begin the Section 1113(c) hearing related to the collective bargaining agreement for the ESE members of the IAM on May 15, 2006.

On March 1, 2006, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA. The flight attendant agreement is subject to ratification by the Company’s PFAA-represented employees. Voting is expected to be completed by early June 2006 on the PFAA tentative agreement. On March 3, 2006, the Company reached a tentative consensual agreement on a new contract with its pilots, represented by ALPA. The pilot agreement was ratified by Northwest’s pilots on May 3, 2006. Currently, all of the tentative or ratified agreements with the PFAA, ALPA and the IAM, are conditioned on the other agreements becoming effective or on the Company’s obtaining the contemplated savings through implementation of new contract terms. As a result of the tentative agreements with the PFAA and ALPA, the judge has not ruled on the Company's Section 1113(c) motions and is not expected to rule with respect to an employee group that ratifies a new collective bargaining agreement.

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

Balance Sheet Restructuring. In the face of mounting losses and prior to its bankruptcy filing, the Company sustained its operations largely through a strategy that included borrowing cash and selling assets. This strategy had the consequence of leaving the Company with a debt burden of $14 billion, which included $5 billion of aircraft-related operating lease present value commitments. To successfully restructure and exit bankruptcy, the Company must eliminate excess debt and recapitalize its balance sheet.

The Section 1110 deadline for the Debtors was November 14, 2005. The Debtor has targeted to restructure approximately 50% of its fleet count and is currently on track to realize a projected reduction of approximately $2.6 billion in balance sheet debt and present value of operating lease payments related to these assets. The statement of operations improvements associated with these efforts will also drive annual cost reductions of $400 million primarily related to reduced aircraft ownership costs including interest, rent and depreciation expense. Agreements are in place or have been tentatively reached for the majority of these targeted savings.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations. These obligations are reflected in the Debtors’ liabilities subject to compromise. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information. As outlined in SOP 90-7, the Company no longer records post-petition interest expense on these pre-petition unsecured debt obligations. The interest expense reduction associated with this unsecured debt is projected to drive $150 million of annual savings.

Operating Statistics – Three months ended March 31, 2006 and 2005

Information with respect to the Company’s operating statistics follows:

	Three months ended
	March 31				Percent
	2006		2005		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	22,219		24,826		(10.5)
Revenue passenger miles (RPM) (millions)	18,289		19,464		(6.0)
Passenger load factor	82.3%		78.4%		3.9	pts.
Revenue passengers (millions)	15.7		16.5		(4.8)
Passenger revenue per RPM (yield)	13.05	¢	11.87	¢	9.9
Passenger revenue per ASM (RASM)	10.75	¢	9.31	¢	15.5

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	20,302		22,765		(10.8)
Revenue passenger miles (RPM) (millions)	16,942		18,168		(6.7)
Passenger load factor	83.5%		79.8%		3.7	pts.
Revenue passengers (millions)	12.6		13.5		(6.7)
Passenger revenue per RPM (yield)	12.09	¢	11.20	¢	7.9
Passenger revenue per ASM (RASM)	10.09	¢	8.94	¢	12.9

Total operating ASM (millions)	20,330		22,825		(10.9)

Passenger service operating expense per total ASM (3) (4)	11.16	¢	11.01	¢	1.4
Mainline fuel expense per ASM	3.19	¢	2.47	¢	29.1

Cargo ton miles (millions)	526		542		(3.0)
Cargo revenue per ton mile	40.67	¢	38.10	¢	6.7
Fuel gallons consumed (millions)	377		432		(12.7)
Average fuel cost per gallon, excluding taxes	187.05	¢	137.91	¢	35.6
Number of operating aircraft at end of period	367		432		(15.0)
Full-time equivalent employees at end of period	31,318		39,105		(19.9)

(1)       Consolidated statistics include Northwest Airlink regional carriers.

(2)       Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

(3)       This financial measure excludes non-passenger service expenses. The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(4)       Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended
	March 31
(In millions)	2006	2005
Freighter operations	$190	$154
MLT Inc. - net of intercompany eliminations	64	64
Regional carriers	366	356
Other	16	12

Results of Operations—Three months ended March 31, 2006 and 2005

Operating Revenues. Operating revenues increased 3.3% ($92 million), the result of higher regional carrier, cargo, system passenger, and other revenues.

System passenger revenues increased 0.7% ($14 million). The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$2,049		$1,375		$456		$218

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$14		$19		$1		$(6)
Percent	0.7%		1.4%		0.2%		(2.7)%

Scheduled service ASMs (capacity)	(10.8)%		(12.5)%		(7.0)%		(10.3)%
Scheduled service RPMs (traffic)	(6.7)%		(7.6)%		(4.2)%		(7.9)%
Passenger load factor	3.7	pts.	4.3	pts.	2.6	pts.	2.2	pts.
Yield	7.9%		9.7%		4.8%		5.6%
Passenger RASM	12.9%		15.8%		7.9%		8.6%

As indicated in the above table:

•      Domestic passenger revenues increased slightly, primarily due to improved yields on reduced capacity.

•      Pacific passenger revenues were essentially unchanged versus prior year as the year-over-year capacity decrease was offset by higher yields.

•      Atlantic passenger revenues decreased due to reductions in capacity and traffic, partially offset by improved yields.

Regional carrier revenues increased 22.8% ($63 million) to $339 million due to improved yield on a 7% capacity reduction.

Cargo revenues increased 3.9% ($8 million) to $214 million due to 6.7% higher yields. Other revenue increased 2.5% ($7 million) as a result of increased ticket change fees and other non-transportation service fees.

Operating Expenses. Operating expenses decreased 6.3% ($194 million) for the three months ended March 31, 2006. The following table and notes present operating expenses for the three months ended March 31, 2006 and 2005 and describe significant year-over-year variances:

	Three months ended		Increase
	March 31		(Decrease)	Percent
(In millions)	2006	2005	from 2005	Change	Note
Operating Expenses
Salaries, wages and benefits	$676	$964	$(288)	(29.9)%	A
Aircraft fuel and taxes	744	630	114	18.1	B
Selling and marketing	194	205	(11)	(5.4)	C
Aircraft maintenance materials and repairs	189	144	45	31.3	D
Other rentals and landing fees	143	156	(13)	(8.3)	E
Depreciation and amortization	134	138	(4)	(2.9)	F
Aircraft rentals	68	104	(36)	(34.6)	G
Regional carrier expenses	366	356	10	2.8	H
Other	391	402	(11)	(2.7)	I
Total operating expenses	$2,905	$3,099	$(194)	(6.3)%

A.    Salaries, wages and benefits decreased primarily due to reduced AMFA pay and headcount, as well as interim wage reductions which were achieved either consensually or through Section 1113(e), and which were effective in November 2005.

B.    Aircraft fuel and taxes were higher due to a 35.6% increase in the average fuel cost per gallon to $1.87, partially offset by 12.7% fewer gallons consumed.

C.    Selling and marketing expenses were lower primarily due to a year-over-year reduction in enplanements and reduced rate on computerized reservations service fees.

D.    Aircraft maintenance materials and repairs expense increased largely due to higher maintenance volume compared to 2005 and the shift to third party maintenance vendors versus internally completed maintenance work.

E.     Other rentals and landing fees decreased due to reduced landed weights across the system.

F.     Depreciation expense is substantially unchanged year-over-year.

G.    Aircraft rental expense decreased primarily due to restructured and rejected aircraft leases.

H.    Regional carrier expense increased primarily due to higher fuel costs, more than offsetting reduced capacity.

I.      Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased primarily due to volume reductions.

Other Income and Expense. Non-operating expense increased $935 million primarily due to reorganization expenses that totaled $975 million. See “Note 6 – Reorganization Related Items” for additional information related to reorganization expenses.

Liquidity and Capital Resources

The matters described in “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Company’s Chapter 11 filing. The Chapter 11 proceedings will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

As of March 31, 2006, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $1.28 billion. This amount excludes $652 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows. Liquidity increased by $17 million during the three months ended March 31, 2006.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006, was $320 million, which compares with $7 million of cash provided by operating activities for the three months ended March 31, 2005. Net cash provided by operations increased primarily due to a lower net loss, excluding reorganization items, than 2005. Reorganization expenses are comprised of mainly non-cash items.

Investing Activities. Investing activities during the three months ended March 31, 2006, consisted primarily of the purchase of one A330-200 aircraft and other related costs. Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases. Investing activities for the three months ended March 31, 2006 also included additional funding to the Company’s irrevocable tax trust and increased vendor holdback amounts, which increased the Company’s restricted cash, cash equivalents and short-term investments balance. Investing activities for the three months ended March 31, 2005, other than aircraft and related costs, included the sale of short-term investments and proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines.

Financing Activities. Financing activities during the three months ended March 31, 2006, consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to six of the Company's 757-200 aircraft), representing a 42% discount off the outstanding balance of the notes. Financing activities for the three months ended March 31, 2005, consisted primarily of the repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.

In addition to the one A330-200 aircraft financed with debt proceeds described above, the Company also took delivery of one Airbus A330-200 aircraft during the three months ended March 31, 2006. The Airbus A330-200 aircraft was acquired largely through non-cash transactions with the manufacturer, which is reflected as long-term debt on the Company’s consolidated balance sheets, but is not classified as a cash flow activity. In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements. Under these arrangements, the aggregate amount of debt incurred totaled approximately $143 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the three months ended March 31:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2006	2005	2006	2005

Airbus A319	—	—	—	2
Airbus A330-200	1	—	1	—
Bombardier CRJ - 440	—	—	—	2
Bombardier CRJ - 200	—	—	—	4
	1	—	1	8

Debt. The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations. Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 9 – Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2010, are as follows (in millions):

2006	$77
2007	112
2008	307
2009	172
2010	119

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, which have been assumed by the Company post Chapter 11 filing, will be approximately (in millions):

remainder of 2006	$401
2007	836
2008	—
2009	93
2010	109

During the first quarter, the Company concluded agreements with Airbus and Pratt & Whitney that permit continued delivery and financing of the remaining 12 A330-300 and A330-200 wide body aircraft that Northwest had on order. Airbus agreed to provide financing for 9 of the 12 A330s, and Pratt & Whitney will provide financing for the remainder.

Pension Funding Obligations. The Company has several defined benefit pension plans or defined contribution 401(k)-type plans covering substantially all of its employees. The benefits for these plans are based primarily on years of service and, in some cases, employee compensation. It is the Company’s policy to fund annually at least the minimum contribution as required by the ERISA. However, as a result of the commencement of the Company’s Chapter 11 case, the Company did not make minimum cash contributions to its defined benefit pension plans that were due in 2005 after September 14, 2005. Effective August 31, 2005 and January 31, 2006 the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried and Pilot Employees, respectively. Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans. See “Note 16 – Pension and Other Postretirement Health Care Benefits” in the Company’s Annual Report on Form 10-K for 2005 for additional discussion of actuarial assumptions used in determining pension liability and expense.

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

On April 10, 2004, the President signed into law the Pension Funding Equity Act, which reduced the Company’s required 2004 and 2005 plan year contributions through two mechanisms: (1) certain companies were permitted to elect partial relief from the deficit reduction contribution requirements that otherwise would have applied, an election the Company made; and (2) the applicable discount rate used to determine funding was increased to reflect yields on indices of high quality corporate bonds instead of 30-year U.S. Treasury rates. Including the effect of the Pension Funding Equity Act, the Company’s 2005 calendar year cash contributions to qualified defined benefit pension plans were expected to approximate $411 million. Through September 14, 2005, the Company had contributed $268 million to these plans. As a result of the Company’s voluntarily filing for Chapter 11 on September 14, 2005, the Company did not make scheduled minimum cash contributions to its qualified defined benefit pension plans due after its bankruptcy filing. The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition and certain interest payments associated with its 2003 contract and salaried plan year waiver.

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

The U.S. Senate passed a pension reform bill in November 2005 that would allow airlines to amortize pension liabilities over a twenty-year period. The pension reform bill passed by the U.S. House of Representatives in December 2005 did not include a similar provision. The bills were sent to a conference committee in March 2006. The Company supports passage of pension reform legislation that includes the airline provisions in the U.S. Senate bill. The Company cannot predict what pension reform legislation will be enacted, if any.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is currently estimated at approximately $75 million for calendar year 2006. Due to uncertainties regarding several significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006. If the Company is unable to obtain sufficient legislative pension funding relief, termination of the defined benefit plans would become inevitable.

Other Information

Expanded Services Between the U.S. and China. On June 18, 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. – China Air Transport Agreement. The amendments provide for a significant expansion of air services between the two countries. On September 3, 2004, the DOT awarded Northwest six additional U.S. – China all-cargo frequencies, three of which became available to Northwest on November 1, 2004, and three that became available on March 25, 2005. The Company is using these frequencies to expand its cargo service to Shanghai, via its cargo hubs in Anchorage and Tokyo. Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S. – China all-cargo frequencies that became available on March 25, 2006. The Company is using these frequencies to expand its cargo service to Guangzhou, via its cargo hubs in Anchorage and Tokyo.

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue. The Company did not hedge any of its yen-denominated sales in the three months ended March 31, 2006 and 2005. The average market yen rate for the quarters ended March 31, 2006 and 2005 was 116.8 and 103.8, respectively. At March 31, 2006, the Company had hedged approximately 6% of its remaining 2006 anticipated yen-denominated sales at an average rate of 101.4 yen per U.S. dollar, and has recorded $7.8 million of unrealized gains in accumulated other comprehensive income associated with those hedges.

Aircraft Fuel. The Company’s earnings are affected by changes in the price and availability of aircraft fuel. On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing an $18 million variance for each one-cent change in the cost per gallon of fuel. From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. As of March 31, 2006 and 2005, there were no outstanding fuel hedges or associated unrealized gains (losses) in accumulated other comprehensive income (loss).

War Risk Insurance. As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage. Following multiple extensions, this coverage is scheduled to expire on August 31, 2006. While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided. Refer to “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005 for additional discussion regarding war risk coverage and insurance costs.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein. Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2005.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of March 31, 2006, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2005.

Substantially all of the Company’s litigation has been stayed following the Company’s Chapter 11 filing.

Item 1A. Risk Factors.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in our most recently filed Annual Report on Form 10-K for 2005. There have been no material changes in those risk factors.

Item 6.    Exhibits.

(a)   Exhibits:

10.1

Amendment No. 8 to A330 Purchase Agreement dated as of January 6, 2006 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.2

Amendment No. 9 to A330 Purchase Agreement dated as of January 23, 2006 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.3

A330 Financing Letter Agreement dated as of January 24, 2006 between Northwest Airlines, Inc. and AVSA, S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.4

Form of Credit Agreement to be entered into pursuant to Exhibit 10.3 by Northwest Airlines, Inc. and Airbus Financial Services (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2006.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment No. 8 to A330 Purchase Agreement dated as of January 6, 2006 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.2

Amendment No. 9 to A330 Purchase Agreement dated as of January 23, 2006 between AVSA, S.A.R.L. and Northwest Airlines, Inc. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.3

A330 Financing Letter Agreement dated as of January 24, 2006 between Northwest Airlines, Inc. and AVSA, S.A.R.L. (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.4

Form of Credit Agreement to be entered into pursuant to Exhibit 10.3 by Northwest Airlines, Inc. and Airbus Financial Services (NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

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