Form 10-Q
period 2006-06-30
NORTHWEST AIRLINES CORP
filed 2006-08-09
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐     No  ☒

As of June 30, 2006, there were 87,286,503 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION
(DEBTOR-IN-POSSESSION)

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
(Unaudited, in millions except per share amounts)	2006	2005	2006	2005
Operating Revenues
Passenger	$2,425	$2,347	$4,474	$4,382
Regional carrier revenues	396	344	735	620
Cargo	236	239	450	445
Other	234	265	522	546
Total operating revenues	3,291	3,195	6,181	5,993
Operating Expenses
Aircraft fuel and taxes	886	790	1,630	1,420
Salaries, wages and benefits	675	969	1,351	1,933
Selling and marketing	190	223	384	428
Aircraft maintenance materials and repairs	183	157	372	301
Other rentals and landing fees	142	168	285	324
Depreciation and amortization	134	142	268	280
Aircraft rentals	54	135	122	239
Regional carrier expenses	366	392	732	748
Other	366	409	757	811
Total operating expenses	2,996	3,385	5,901	6,484
Operating Income (Loss)	295	(190)	280	(491)
Other Income (Expense)
Interest expense, net	(138)	(159)	(276)	(310)
Investment income	25	22	43	38
Reorganization items, net	(464)	—	(1,439)	—
Other, net	(3)	101	3	82
Total other income (expense)	(580)	(36)	(1,669)	(190)
Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(285)	(226)	(1,389)	(681)
Income tax expense (benefit)	—	—	—	5
Income (Loss) Before Cumulative Effect of Accounting Change	(285)	(226)	(1,389)	(686)
Cumulative effect of accounting change	—	—	—	(69)
Net Income (Loss)	(285)	(226)	(1,389)	(755)
Preferred stock requirements	—	(8)	—	(16)
Net Income (Loss) Applicable to Common Stockholders	$(285)	$(234)	$(1,389)	$(771)
Earnings (loss) per common share:
Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(3.27)	$(2.69)	$(15.92)	$(8.08)
Cumulative effect of accounting change	—	—	—	(.80)
Net income (loss) applicable to common stockholders	$(3.27)	$(2.69)	$(15.92)	$(8.88)
Average shares used in computation:
Basic and Diluted	87	87	87	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(Unaudited, in millions)	2006	2005
Assets
Current Assets
Cash and cash equivalents	$979	$684
Unrestricted short-term investments	597	578
Restricted cash, cash equivalents and short-term investments	674	600
Accounts receivable, net	718	592
Flight equipment spare parts, net	123	136
Prepaid expenses and other	423	403
Total current assets	3,514	2,993

Property and Equipment
Flight equipment, net	7,262	7,394
Other property and equipment, net	741	753
Total property and equipment	8,003	8,147

Flight Equipment Under Capital Leases, net	22	100

Other Assets
Intangible pension asset	363	363
International routes	634	634
Investments in affiliated companies	38	41
Other	1,061	805
Total other assets	2,096	1,843
Total Assets	$13,635	$13,083

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$2,002	$1,586
Accounts payable and other liabilities	1,397	1,119
Current maturities of long-term debt and capital lease obligations	110	85
Total current liabilities	3,509	2,790

Long-Term Debt	1,401	1,085

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	131	292
Other	110	102
Total deferred credits and other liabilities	241	394

Liabilities Subject to Compromise	15,215	14,162

Preferred Redeemable Stock Subject to Compromise	279	280

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,503	1,500
Accumulated deficit	(5,938)	(4,548)
Accumulated other comprehensive income (loss)	(1,563)	(1,568)
Treasury stock	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(7,010)	(5,628)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,635	$13,083

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
(Unaudited, in millions)	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(1,389)	$(755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	69
Depreciation and amortization	268	280
Pension and other postretirement benefit contributions less than expense	149	22
Changes in certain assets and liabilities	394	455
Long-term vendor deposits/holdbacks	(116)	—
Reorganization items, net	1,439	—
Other, net	13	(52)
Net cash provided by (used in) operating activities	758	19

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	12	—

Cash Flows from Investing Activities
Capital expenditures	(186)	(260)
Purchase of short-term investments	(18)	(192)
Proceeds from sales of short-term investments	10	401
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(74)	(340)
Proceeds from sale of Pinnacle note receivable	—	102
Proceeds from sale of Prudential Financial Inc. demutualization shares	—	102
Other, net	(1)	6
Net cash provided by (used in) investing activities	(269)	(181)

Cash Flows from Financing Activities
Proceeds from long-term debt	72	443
Payments of long-term debt and capital lease obligations	(278)	(383)
Other, net	—	(20)
Net cash provided by (used in) financing activities	(206)	40

Increase (Decrease) in Cash and Cash Equivalents	295	(122)

Cash and cash equivalents at beginning of period	684	707
Cash and cash equivalents at end of period	$979	$585

Cash and cash equivalents and unrestricted short-term investments at end of period	$1,576	$2,144

Supplemental Cash Flow Information:
Interest paid	$125	$293

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$117	$204

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein.  Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

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

The Company intends to use the provisions of Chapter 11 to reorganize its business, targeting $2.5 billion in annual business improvements, in order to return to profitability on a sustained basis.  The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•          Achieving $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

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

The Section 1110 deadline for the Debtors was November 14, 2005.  The Debtor has targeted to restructure approximately 50% of its fleet count and is currently on track to realize projected annual cost reductions of $400 million primarily related to reduced aircraft ownership costs including interest, rent and depreciation expense.  Agreements are in place or have been tentatively reached for the majority of these targeted savings.

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

Under Section 365 of the Bankruptcy Code, debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft, and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions.  In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question.  Subject to certain exceptions, this rejection relieves debtors of performing their future obligations under that lease or contract but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the deemed breach.  These pre-petition general unsecured claims for damages, where appropriate, are reflected in the Debtors’ liabilities subject to compromise.  See “Note 8 – Liabilities Subject to Compromise” for additional information.  The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors.  However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.  Due to the uncertain nature of many of the potential rejection and abandonment related claims, the Company is unable to project the magnitude of these overall claims with any degree of certainty at this time.

Labor Cost Restructuring.  The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”).  In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.  In October 2005, the Company commenced Section 1113(c) proceedings with the Professional Flight Attendants Association

(“PFAA”), the Air Line Pilots Association (“ALPA”), and the International Association of Machinists and Aerospace Workers (“IAM”), and has subsequently completed these hearings.

The Company has achieved its target of approximately $1.4 billion in annual labor cost savings and has reached consensual CBAs with ALPA and the IAM.  The Company implemented the ALPA and IAM agreements on August 1, 2006.  The Company has also implemented new labor agreements with the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”), and has imposed contract terms on the Aircraft Mechanics Fraternal Association (“AMFA”).  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.

With respect to the Company’s flight attendants, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA on March 1, 2006 (the “March TA”).  On June 6, 2006, the PFAA announced that its flight attendants failed to ratify the tentative agreement.  As a result of the flight attendants’ failure to ratify this agreement, the Company requested a ruling from the Bankruptcy Court on its Section 1113(c) motion to reject its existing flight attendant labor agreement and to permit the Company to impose new contract terms.  On June 29, 2006, the Bankruptcy Court granted the Company’s Section 1113(c) motion to reject its contract with the flight attendants and authorized the Company to implement the terms of the March TA; however, the Bankruptcy Court stayed implementation of the order until July 17, 2006.

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”).  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a tentative consensual agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the Company’s imposition of new contract terms, and in accordance with the parties’ prior agreement, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in work actions.  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  Failure to obtain such an injunction could lead to a strike or other form of self-help, which could have a material adverse effect on the Company.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.

Securities Trading Matters.  On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company.  The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.  See “Note 6 – Income Taxes” for further information related to the Company’s NOLs.

The Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, the Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in any plan of reorganization.

The New York Stock Exchange advised the Company on September 15, 2005, that trading in Northwest’s 10.5% Class D Pass Through Certificates, Series 2003-1 due April 1, 2009, ticker symbol NWB RP09, as well as the 9.5% Senior Quarterly Interest Bonds due August 15, 2039 (QUIBS), ticker symbol NWB, was suspended.  The QUIBS can still be traded on the “over-the-counter” market under the symbol NWBBQ.PK; however, the Company is no longer accruing or paying interest.

Plan of Reorganization.  In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations and set forth the revised capital structure of the newly reorganized entity.  The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan.  The Bankruptcy Court has entered orders which have extended the deadline of the Debtors’ exclusive right to file a plan of reorganization and the deadline to obtain necessary acceptance of the plan to January 16, 2007 and March 16, 2007, respectively.

A plan of reorganization must be voted on by holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and, as noted above, be confirmed by the Bankruptcy Court.  A plan has been accepted by holders of claims against and equity interests in a Debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan.  Under certain circumstances set forth in the provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

Note 3 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 defines the threshold for recognizing tax benefits in the Company’s financial statements and promotes consistency in recognizing and measuring the tax benefits.  FIN 48 provides that tax benefits are to be recognized if the Company’s tax return positions will “more likely than not” be sustained by a taxing authority.  In addition, FIN 48 requires an annual disclosure in the Company’s financial statements of the beginning and ending balances of unrecognized tax benefits.  At this time, the impact of adopting FIN 48 to the Company has not yet been determined.  FIN 48 is effective for the quarter beginning January 1, 2007.

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

Note 4 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005
Domestic	$2,304	$2,172	$4,322	$4,103
Pacific, principally Japan	643	667	1,253	1,259
Atlantic	344	356	606	631
Total operating revenues	$3,291	$3,195	$6,181	$5,993

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 5 – Reorganization Related Items

The condensed consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

Reorganization items recorded during the three and six months ended June 30, 2006, largely consisted of charges related to the restructuring of aircraft leases, debt restructuring, net aircraft rejection charges, and professional fees, partially offset by a curtailment gain related to freezing a nonqualified pilot pension plan.  Additionally, the Company recognized impairment charges on six owned aircraft, and related inventory and equipment, which were permanently removed from service; see “Note 11 – Aircraft Impairments” for additional information.  Restructured aircraft lease/debt charges are primarily non-cash costs that include the estimated claims resulting from the Company’s renegotiation of certain aircraft obligations.  Aircraft rejection charges are non-cash costs that include the estimated allowable claims, net of gains on residual value guarantees, resulting from the Company’s rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.  These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.  The charges for professional fees include only those professional fees related to the bankruptcy process.

Net reorganization items, as shown on the Condensed Consolidated Statements of Operations, consist of the following:

	Three months ended	Six months ended
(In millions)	June 30, 2006	June 30, 2006
Restructured aircraft lease/debt charges	$348	$1,323
Aircraft rejection charges, net	86	111
Aircraft and aircraft related impairment	28	28
Pension plan curtailment gain	—	(49)
Professional fees	11	25
Other	(9)	1
Reorganization items, net	$464	$1,439

Note 6 – Income Taxes

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

Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company’s second quarter 2006 net loss therefore was not reduced by any tax benefit.

In the event the Company were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from Chapter 11 the Company’s annual usage of its net operating loses (“NOLs”) that were generated prior to the change in ownership could be substantially limited.  The amount of limitation, if any, will be determined at the time of its emergence from Chapter 11.

On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the common stock and debt interests in the Company.  The purpose of the order is to ensure the Company does not lose the benefit of its NOLs for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.

Note 7 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30		Six months ended June 30
(In millions, except per share data)	2006	2005	2006	2005
Numerator:
Net income (loss) before cumulative effect of accounting change	$(285)	$(226)	$(1,389)	$(686)
Cumulative effect of accounting change	—	—	—	(69)
Preferred stock requirements	—	(8)	—	(16)
Net income (loss) applicable to common stockholders	$(285)	$(234)	$(1,389)	$(771)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	87,280,293	86,889,597	87,272,504	86,810,022
Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(3.27)	$(2.60)	$(15.92)	$(7.90)
Cumulative effect of accounting change	—	—	—	(0.80)
Preferred stock requirements	—	(0.09)	—	(0.18)
Net income (loss) applicable to common stockholders	$(3.27)	$(2.69)	$(15.92)	$(8.88)

Incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  These incremental shares included 19,096,699 shares for both the three and six months ended June 30, 2006, and 19,557,057 and 19,488,053 for the three and six months ended June 30, 2005, respectively.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6,284,519 and 6,417,876 shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three and six months ended June 30, 2006 and 2005, respectively, because the Company reported a net loss for these periods.

Total employee stock options outstanding of 7,622,744 and total employee stock options and restricted shares outstanding of 9,786,668 as of June 30, 2006 and 2005, respectively, were not included in diluted securities because the Company reported a net loss for the three and six months ended June 30, 2006 and 2005.  There were no restricted shares outstanding as of June 30, 2006.

Note 8 – Liabilities Subject to Compromise

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

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 cases.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) is August 16, 2006.  A proof of claim arising from the rejection of an executory contract or an unexpired lease must be filed by the later of the Bar Date or 30 days from the effective date of the authorized rejection.

Differences between liability amounts the Company has estimated and future claims to be filed by its creditors will be examined by the Debtors and, if necessary, will be subject to a final determination of the allowable claims by the Bankruptcy Court.  The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is complete.  Completion of the claims resolution process may occur well after confirmation of a plan of reorganization.  The Company will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  To the extent that the

Company identifies additional amounts subject to compromise, they will be recognized accordingly.  As a result, the amount of liabilities subject to compromise is subject to change.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable that the interest would be an allowed claim.  Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have been higher by $48.5 million during the second quarter of 2006 and $96.8 million for the six months ended June 30, 2006.

At June 30, 2006 and December 31, 2005, the Company had liabilities subject to compromise of $15.2 billion and $14.2 billion, respectively, consisting of the following:

	June 30	December 31
(In millions)	2006	2005
Debt, including accrued interest	$7,011	$7,411
Pension, postretirement and other employee related expenses	4,229	3,948
Aircraft-related accruals and deferrals	2,848	1,455
Capital lease obligations, including accrued interest	239	350
Accounts payable and other liabilities	888	998
Total liabilities subject to compromise	$15,215	$14,162

In addition to the $15.2 billion of liabilities subject to compromise as of June 30, 2006, itemized above, the Company’s $279 million of Preferred Redeemable Stock (“Series C Preferred Stock”) is also subject to compromise.  This preferred security is not presented as a liability on the Company’s Condensed Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 9— Long-term Debt not Subject to Compromise

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 8 – Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2010, are as follows (in millions):

remainder of 2006	$49
2007	112
2008	307
2009	172
2010	118

Note 10 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 371 aircraft at June 30, 2006, consisting of 306 narrow-body and 65 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of June 30, 2006 are also provided.

		In Service				Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	64	—	2	66	5
A320	148	45	—	28	73	2
A330-200	243	9	—	—	9	2
A330-300	298	11	—	—	11	10

Boeing:
787-800	221	—	—	—	—	18	(1)
757-200	180-184	32	1	13	46	—
757-300	224	16	—	—	16	—
747-200	353-430	2	—	1	3	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	105	—	—	105	—
DC10	273	12	—	—	12	—
		300	1	56	357	37

Freighter Aircraft
Boeing 747F		11	—	3	14	—
Total Northwest Operated Aircraft		311	1	59	371	37

Regional Aircraft
Avro RJ85	69	7	—	9	16	—
CRJ-200/440	44-50	—	—	126	126	13	(1)
Saab 340	30-34	—	—	49	49	—
Total Airlink Operated Aircraft		7	—	184	191	13

Total Aircraft		318	1	243	562	50

(1) The Company entered into these aircraft commitments prior to its Chapter 11 filing; the applicable agreements have not yet been affirmed as part of the Company’s overall plan of reorganization.

The Company took delivery of two Airbus A330-200 aircraft during the six months ended June 30, 2006.  In connection with the acquisition of these two aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $143 million.

Note 11 – Aircraft Impairments

In the second quarter of 2006, the Company recorded $28 million related to the impairment of six owned aircraft, and related inventory and equipment, which were permanently removed from service.  These charges reflect the Company’s decision to accelerate the retirement of its DC10 aircraft and to permanently park three DC9 aircraft, consistent with the Company’s ongoing review of its aircraft fleet plan in conjunction with its overall route structure and capacity requirements.  The second quarter 2006 impairment charges were recorded as reorganization expenses and are included in “Note 5 – Reorganization Related Items.”  In the second quarter of 2005, the Company recorded impairment charges totaling $48 million associated with aircraft and related equipment on nine owned and two leased aircraft of various types.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005
Net income (loss)	$(285)	$(226)	$(1,389)	$(755)
Change in unrealized gain/loss on available-for-sale securities	(1)	—	1	(3)
Change in deferred gain/loss from hedging activities	1	10	2	13
Foreign currency translation adjustments	2	(2)	2	(5)
Comprehensive income (loss)	$(283)	$(218)	$(1,384)	$(750)

Note 13 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and employee compensation.  It is the Company’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  However, as a result of the commencement of the Company’s Chapter 11 case, the Company did not make minimum cash contributions to its defined benefit pension plans that were due after September 14, 2005.  Effective August 31, 2005 and January 31, 2006, the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried Employees and Pilot Employees, respectively.  Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans. The Company currently intends, however, to continue timely to pay the normal cost component to the plans’ minimum funding requirements relating to service rendered post-petition and certain interest payments associated with its 2003 contract and salaried plan year waiver.

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

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Three months ended June 30
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Defined benefit plan costs
Service cost	$34	$73	$9	$8
Interest cost	132	137	17	14
Expected return on plan assets	(120)	(128)	—	—
Amortization of prior service cost	10	19	(2)	(2)
Recognized net actuarial loss and other events	29	41	10	8
Net periodic benefit cost	85	142	34	28

Defined contribution plan costs	13	—	—	—

Total benefit cost	$98	$142	$34	$28

	Six months ended June 30
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Defined benefit plan costs
Service cost	$69	$146	$18	$17
Interest cost	264	275	32	28
Expected return on plan assets	(240)	(255)	—	—
Amortization of prior service cost	20	37	(5)	(5)
Recognized net actuarial loss and other events	57	76	20	15
Net periodic benefit cost	170	279	65	55

Defined contribution plan costs	26	—	—	—

Total benefit cost	$196	$279	$65	$55

For the quarter ended March 31, 2006 the Company recorded a $49 million pension curtailment gain related to freezing the Northwest Airlines Pension Plan for Pilots.  This curtailment gain was recorded as a reorganization related item.  Upon the freezing of the Northwest Airlines Pension Plan for Contract Employees, an additional non-cash curtailment charge of approximately $350 million would be recorded.

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

The U.S. Senate passed a pension reform bill in November 2005 that would allow airlines to amortize pension liabilities over a twenty-year period.  The pension reform bill passed by the U.S. House of Representatives in December 2005 did not include a similar provision. The bills were sent to a conference committee in March 2006. On July 28, 2006, the U.S. House of Representative passed the Pension Protection Act of 2006 [H.R. 4] (the “Protection Act”). On August 3, 2004, the Protection Act was passed, without modifications, by the U.S. Senate. To become law, the Protection Act now must be signed by the president. The Protection Act contains comprehensive pension funding reform provisions as well as many other benefit-related provisions. The Protection Act also contains specific airline relief, including allowing airlines with frozen plans to fund their unfunded liabilities over 17 years. The Company supports approval of this legislation.  The White House announced in a press release on August 4, 2006 that the president would sign the legislation.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is estimated, excluding the impact of any new legislation, at approximately $75 million for calendar year 2006 of which $34 million had been paid as of June 30, 2006.  Due to uncertainties regarding several significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006. If sufficient legislative pension funding relief is not approved, termination of the Company’s defined benefit plans would become inevitable.

Note 14 – Stock-Based Compensation

As of June 30, 2006, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred; the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Weighted average risk-free interest rate	N/A	3.9%	N/A	3.9%

Stock price volatility	N/A	50.0%	N/A	50.0%

Expected lives in years	N/A	6.0	N/A	6.0

A reconciliation of the number of options outstanding and exercisable under the Management Plans as of June 30, 2006, and changes during the six months then ended, are as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/05	2,815	$12.59
Granted	—	—
Forfeited	(256)	14.78
Exercised	—	—
Outstanding at 6/30/06	2,559	12.37

Exercisable at 6/30/06	1,935	13.92

At June 30, 2006:

	Options Outstanding			Options Exercisable
(shares in thousands)		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$4.61 to $24.59 (1)	2,276	6.3 years	$9.43	1,652	$10.14
26.16 to 39.31	257	1.7 years	34.60	257	34.60
43.56 to 51.97	26	2.6 years	50.49	26	50.49

(1)             1.7 million of the 2.3 million shares outstanding had an exercise price of $8.31, and approximately 1.3 million of these shares were exercisable.

A reconciliation of the number of options outstanding and exercisable under the Pilot Plan as of June 30, 2006, and changes during the six months then ended, is as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/05	5,064	$9.96
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at 6/30/06	5,064	9.96

Exercisable at 6/30/06	4,603	10.03

At June 30, 2006:

	Options Outstanding		Options Exercisable
		Weighted-Average
(shares in thousands)		Remaining
Exercise Prices	Shares	Contractual Life	Shares

$7.325	3,500	8.3 years	3,500
9.185	926	7.1 years	465
19.62	134	5.2 years	134
24.688	123	3.2 years	123
27.875	381	3.2years	381

During the three and six months ended June 30, 2006, the total stock-based compensation expense for all compensation related to stock-based plans was $899,000 and $1,408,000, respectively, which includes $571,000 and $980,000 of stock option expense.  In the three and six months ended June 30, 2005, the Company recognized stock-based compensation expense of $5,085,000 and $8,719,000 respectively, which includes $2,478,000 and $5,501,000 of stock option expense.  There was no corresponding tax benefit in 2006 or 2005 related to this stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  As of June 30, 2006, the Company had approximately $1.3 million of total unrecognized compensation expense related to nonvested awards.  The Company expects to recognize this expense over a weighted average period of approximately 0.8 years.

Note 15 – Subsequent Events

As discussed in Note 2, the Company has implemented the terms of its new labor agreements with the AFA-CWA, ALPA, and the IAM.  In conjunction with this implementation, certain related accounting accruals will be recorded which will materially impact the Company’s third quarter 2006 financial results.   In particular, changes mandated by the new contractual terms require the Company to record net reorganization expenses in the third quarter 2006 of approximately $1.1 - $1.3 billion.  These reorganization expenses are driven primarily by the unsecured pre-petition claims allowed to certain union groups and net expenses related to severance and changes to other employee benefit obligations.  These unsecured pre-petition claims do not arise until the effective date of the Company’s plan of reorganization and have no vote to accept or reject any plan of reorganization.

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

The Company intends to use the provisions of Chapter 11 to reorganize its business, targeting $2.5 billion in annual business improvements, in order to return to profitability on a sustained basis.  The Chapter 11 process will allow the Company to realize three major elements essential to its transformation including:

•      Achieving $2.2 billion in annual reductions in both labor and non-labor costs, $1.7 billion of which is incremental to year-end 2005 results;

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 - $4.4 billion, providing debt and equity levels consistent with long-term profitability.

Labor Cost Restructuring.  The Bankruptcy Code provides special treatment for collective bargaining agreements (“CBAs”).  In particular, Section 1113(c) of the Bankruptcy Code permits the Company to move to reject its CBAs if the Company first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.  In October 2005, the Company commenced Section 1113(c) proceedings with the Professional Flight Attendants Association (“PFAA”), the Air Line Pilots Association (“ALPA”), and the International Association of Machinists and Aerospace Workers (“IAM”), and has subsequently completed these hearings.

The Company has achieved its target of approximately $1.4 billion in annual labor cost savings and has reached consensual CBAs with ALPA and the IAM.  The Company implemented the ALPA and IAM agreements on August 1, 2006.  The Company has also implemented new labor agreements with the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”), and has imposed contract terms on the Aircraft Mechanics Fraternal Association (“AMFA”).  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.

With respect to the Company’s flight attendants, the Company reached a tentative consensual agreement on a new contract with its flight attendants represented by the PFAA on March 1, 2006 (the “March TA”).  On June 6, 2006, the PFAA announced that its flight attendants failed to ratify the tentative agreement.  As a result of the flight attendants’ failure to ratify this agreement, the Company requested a ruling from the Bankruptcy Court on its Section 1113(c) motion to reject its existing flight attendant labor agreement and to permit the Company to impose new contract terms.  On June 29, 2006, the Bankruptcy Court granted the Company’s Section 1113(c) motion to reject its contract with the flight attendants and authorized the Company to implement the terms of the March TA; however, the Bankruptcy Court stayed implementation of the order until July 17, 2006.

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”).  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a tentative consensual agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the Company’s imposition of new contract terms, and in accordance with the parties’ prior agreement, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in work actions.  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  Failure to obtain such an injunction could lead to a strike or other form of self-help, which could have a material adverse effect on the Company.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.

Non-labor Cost Restructuring.  Since 2001, the Company has achieved approximately $1.4 billion of operating improvements through cost reductions and revenue enhancement initiatives.  The Company intends to obtain additional savings of $150 million annually through further reductions in non-labor costs.  Areas targeted for reduction include technology related costs, distribution expenses, procurement costs and other items.  Additionally, cost reductions through restructuring of the Company’s agreements with its regional carriers are being pursued.

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

The Section 1110 deadline for the Debtors was November 14, 2005.  The Debtor has targeted to restructure approximately 50% of its fleet count and is currently on track to realize projected annual cost reductions of $400 million primarily related to reduced aircraft ownership costs including interest, rent and depreciation expense.  Agreements are in place or have been tentatively reached for the majority of these targeted savings.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations.  These obligations are reflected in the Debtors’ liabilities subject to compromise.  See “Note 6 – Liabilities Subject to Compromise” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information.  As outlined in SOP 90-7, the Company no longer records post-petition interest expense on these pre-petition unsecured debt obligations.  The interest expense reduction associated with this unsecured debt is projected to drive $150 million of annual savings.

On July 18, 2006, the Company filed a motion with the Bankruptcy Court related to the refinancing of some of its existing bank obligations.  The agreement will allow the Company to refinance up to $1.125 billion of existing bank obligations at more favorable terms and provide access to $250 million in incremental liquidity for a total financing of up to $1.375 billion.  In addition, the Company is seeking Bankruptcy Court approval, as part of the agreement, to allow this new facility to be converted to permanent exit financing, securing part of the debt financing the Company will need to emerge from Chapter 11 reorganization.

Operating Statistics – Three and six months ended June 30, 2006 and 2005

Information with respect to the Company’s operating statistics follows:

	Three months ended June 30				Percent		Six months ended June 30				Percent
	2006		2005		Change		2006		2005		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	23,453		26,035		(9.9)		45,672		50,861		(10.2)
Revenue passenger miles (RPM) (millions)	20,253		21,625		(6.3)		38,543		41,089		(6.2)
Passenger load factor	86.4%		83.1%		3.3	pts.	84.4%		80.8%		3.6	pts.
Revenue passengers (millions)	17.8		18.8		(5.3)		33.5		35.3		(5.1)
Passenger revenue per RPM (yield)	13.93	¢	12.44	¢	12.0		13.51	¢	12.17	¢	11.0
Passenger revenue per ASM (RASM)	12.03	¢	10.34	¢	16.3		11.41	¢	9.83	¢	16.1

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,559		23,772		(9.3)		41,861		46,537		(10.0)
Revenue passenger miles (RPM) (millions)	18,769		20,020		(6.2)		35,711		38,187		(6.5)
Passenger load factor	87.1%		84.2%		2.9	pts.	85.3%		82.1%		3.2	pts.
Revenue passengers (millions)	14.3		15.1		(5.3)		26.9		28.6		(5.9)
Passenger revenue per RPM (yield)	12.92	¢	11.73	¢	10.1		12.53	¢	11.48	¢	9.1
Passenger revenue per ASM (RASM)	11.25	¢	9.88	¢	13.9		10.69	¢	9.42	¢	13.5

Total operating ASM (millions)	21,569		23,805		(9.4)		41,899		46,630		(10.1)

Passenger service operating expense per total ASM (3) (4)	10.99	¢	11.46	¢	(4.1)		11.07	¢	11.24	¢	(1.5)
Aircraft and aircraft related write-downs per total ASM (5)	—		0.20	¢	(100.0)		—		0.10	¢	(100.0)
Mainline fuel expense per ASM	3.55	¢	2.90	¢	22.4		3.38	¢	2.69	¢	25.7

Cargo ton miles (millions)	587		616		(4.7)		1,113		1,158		(3.9)
Cargo revenue per ton mile	40.15	¢	38.65	¢	3.9		40.40	¢	38.39	¢	5.2
Fuel gallons consumed (millions)	402		455		(11.6)		779		887		(12.2)
Average fuel cost per gallon, excluding taxes	209.52	¢	164.23	¢	27.6		198.65	¢	151.41	¢	31.2
Number of operating aircraft at end of period							371		433		(14.3)
Full-time equivalent employees at end of period							31,267		38,348		(18.5)

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

(4)            Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005
Freighter operations	$198	$200	$388	$355
MLT Inc. - net of intercompany eliminations	51	51	115	115
Regional carriers	366	392	732	748
Other	10	13	26	25

(5)            In the second quarter of 2006, the Company recorded $28 million related to aircraft impairments; however, these impairments were recorded as reorganization expenses and, as such, are not included in operating expenses or in the statistical results of operations.

Results of Operations—Three months ended June 30, 2006 and 2005

Operating Revenues.  Operating revenues increased 3.0% ($96 million), the result of higher system passenger and regional carrier revenues offset by reductions in other revenue.

System passenger revenues increased 3.3% ($78 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$2,425		$1,618		$490		$317

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$78		$79		$(6)		$5
Percent	3.3%		5.1%		(1.2)%		1.6%

Scheduled service ASMs (capacity)	(9.3)%		(11.1)%		(6.8)%		(6.3)%
Scheduled service RPMs (traffic)	(6.2)%		(6.1)%		(7.2)%		(5.3)%
Passenger load factor	2.9	pts.	4.5	pts.	(0.5	)pts.	1.0	pts.
Yield	10.1%		11.9%		6.5%		7.3%
Passenger RASM	13.9%		18.1%		6.1%		8.5%

As indicated in the above table:

•                  Domestic passenger revenues increased due to improved yield on reduced capacity.

•                  Pacific passenger revenues decreased slightly versus prior year as the year-over-year capacity and traffic decreases were partially offset by higher yield.

•                  Atlantic passenger revenues were slightly higher than prior year due to improved yield on reduced capacity.

Regional carrier revenues increased 15.1% ($52 million) to $396 million due to improved yield on a 16.3% capacity reduction.

Cargo revenues decreased 1.3% ($3 million) to $236 million due primarily to a 4.7% reduction in cargo traffic, partially offset by stronger yield.  Other revenue decreased 11.7% ($31 million) primarily due to reduced partner revenue.

Operating Expenses.  Operating expenses decreased 11.5% ($389 million) for the three months ended June 30, 2006.  The following table and notes present operating expenses for the three months ended June 30, 2006 and 2005 and describe significant year-over-year variances:

	Three months ended June 30		Increase (Decrease)	Percent
(In millions)	2006	2005	from 2005	Change	Note
Operating Expenses
Aircraft fuel and taxes	$886	$790	$96	12.2%	A
Salaries, wages and benefits	675	969	(294)	(30.3)	B
Selling and marketing	190	223	(33)	(14.8)	C
Aircraft maintenance materials and repairs	183	157	26	16.6	D
Other rentals and landing fees	142	168	(26)	(15.5)	E
Depreciation and amortization	134	142	(8)	(5.6)	F
Aircraft rentals	54	135	(81)	(60.0)	G
Regional carrier expenses	366	392	(26)	(6.6)	H
Other	366	409	(43)	(10.5)	I
Total operating expenses	$2,996	$3,385	$(389)	(11.5)%

A.             Aircraft fuel and taxes were higher due to a 27.6% increase in the average fuel cost per gallon to $2.10, partially offset by 11.6% fewer gallons consumed.

B.               Salaries, wages and benefits decreased primarily due to reduced AMFA pay and headcount, as well as interim wage reductions which were achieved either consensually or through Section 1113(e), and which were effective in November 2005.

C.               Selling and marketing expense decreases were primarily due to a year-over-year reduction in enplanements, a volume shift from computerized reservation services to nwa.com, reduced rate on computerized reservations service fees, and lower provision for frequent flyer program miles.

D.              Aircraft maintenance materials and repairs expense increased largely due to higher maintenance volume compared to 2005 and the shift to third party maintenance vendors versus internally completed maintenance work.

E.                Other rentals and landing fees decreased due to reduced facility rents and fewer overall landings.

F.                Depreciation expense reductions were largely due to impairment write-downs of owned aircraft, and related inventory and equipment, permanently removed from service.

G.               Aircraft rental expense decreased primarily due to restructured and rejected aircraft leases.

H.              Regional carrier expense dropped year-over-year due to reduced capacity, partially offset by higher fuel costs.

I.                   Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased principally due to volume reductions.

Other Income and Expense.  Non-operating expense increased $544 million primarily due to reorganization expenses that totaled $464 million.  See “Note 5 – Reorganization Related Items” for additional information related to reorganization expense.

Results of Operations—Six months ended June 30, 2006 and 2005

Operating Revenues.  Operating revenues increased 3.1% ($188 million), the result of higher regional carrier, system passenger, and cargo revenue offset by reductions in other revenues.

System passenger revenues increased 2.1% ($92 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$4,474		$2,993		$946		$535

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$92		$97		$(5)		$—
Percent	2.1%		3.3%		(0.5)%		—%

Scheduled service ASMs (capacity)	(10.0)%		(11.8)%		(6.9)%		(8.2)%
Scheduled service RPMs (traffic)	(6.5)%		(6.8)%		(5.8)%		(6.4)%
Passenger load factor	3.2	pts.	4.5	pts.	1.1	pts.	1.7	pts.
Yield	9.1%		10.9%		5.6%		6.8%
Passenger RASM	13.5%		17.1%		6.9%		8.8%

As indicated in the above table:

•                  Domestic passenger revenues increased due to improved yield on reduced capacity.

•                  Pacific passenger revenues decreased somewhat as the year-over-year capacity and traffic decreases were partially offset by higher yield.

•                  Atlantic passenger revenues were flat as improved yield offset the reductions in capacity and traffic.

Regional carrier revenues increased 18.5% ($115 million) to $735 million due to improved yield on an 11.9% capacity reduction.

Cargo revenues increased 1.1% ($5 million) to $450 million due to 5.2% higher yield, partially offset by a 3.9% reduction in cargo traffic.  Other revenue decreased 4.4% ($24 million) as a result of reduced partner and charter revenues.

Operating Expenses.  Operating expenses decreased 9.0% ($583 million) for the six months ended June 30, 2006.  The following table and notes present operating expenses for the six months ended June 30, 2006 and 2005 and describe significant year-over-year variances:

	Six months ended		Increase
	June 30		(Decrease)	Percent
(In millions)	2006	2005	from 2005	Change	Note
Operating Expenses
Aircraft fuel and taxes	$1,630	$1,420	$210	14.8%	A
Salaries, wages and benefits	1,351	1,933	(582)	(30.1)	B
Selling and marketing	384	428	(44)	(10.3)	C
Aircraft maintenance materials and repairs	372	301	71	23.6	D
Other rentals and landing fees	285	324	(39)	(12.0)	E
Depreciation and amortization	268	280	(12)	(4.3)	F
Aircraft rentals	122	239	(117)	(49.0)	G
Regional carrier expenses	732	748	(16)	(2.1)	H
Other	757	811	(54)	(6.7)	I
Total operating expenses	$5,901	$6,484	$(583)	(9.0)%

A.        Aircraft fuel and taxes were higher due to a 31.2% increase in the average fuel cost per gallon to $1.99, partially offset by 12.2% fewer gallons consumed.

B.          Salaries, wages and benefits decreased primarily due to reduced AMFA pay and headcount, as well as interim wage reductions which were achieved either consensually or through Section 1113(e), and which were effective in November 2005.

C.          Selling and marketing expense decreases were primarily due to a year-over-year reduction in enplanements, a volume shift from computerized reservation services to nwa.com, reduced rate on computerized reservations service fees, and lower provision for frequent flyer program miles.

D.         Aircraft maintenance materials and repairs expense increased largely due to higher maintenance volume compared to 2005 and the shift to third party maintenance vendors versus internally completed maintenance work.

E.           Other rentals and landing fees decreased due to reduced facility rents and fewer overall landings.

F.           Depreciation expense is lower as a result of the impairment write-downs of owned aircraft, and related inventory and equipment, permanently removed from service.

G.          Aircraft rental expense decreased primarily due to restructured and rejected aircraft leases.

H.         Regional carrier expense dropped year-over-year due to reduced capacity, partially offset by higher fuel costs.

I.              Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased primarily due to volume reductions.

Other Income and Expense.  Non-operating expense increased $1.5 billion primarily due to reorganization expenses that totaled $1.4 billion.  See “Note 5 – Reorganization Related Items” for additional information related to reorganization expense.

Liquidity and Capital Resources

As of June 30, 2006, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $1.58 billion.  This amount excludes $674 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows. Liquidity increased by $314 million during the six months ended June 30, 2006, primarily due to net cash provided by operating activities, partially offset by net cash used in financing and investing activities as discussed below.

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2006, was $758 million, which compares with $19 million of cash provided by operating activities for the six months ended June 30, 2005.  The increase in net cash provided by operations was due to a net profit, excluding reorganization items, in 2006.  Reorganization expenses are comprised of mainly non-cash items.

Investing Activities.  Investing activities during the six months ended June 30, 2006, consisted primarily of the purchase of one A330-200 aircraft and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Investing activities for the six months ended June 30, 2006 also included additional funding to the Company’s irrevocable tax trust and increased vendor holdback amounts, which increased the Company’s restricted cash, cash equivalents and short-term investments balance.  Investing activities for the six months ended June 30, 2005, other than aircraft and related purchases and short-term investments, included $336 million of funding to the Company’s irrevocable tax trust, proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines, and $102 million in proceeds from the sale of Prudential Financial Inc. common stock.

Financing Activities.  Financing activities during the six months ended June 30, 2006, consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to six of the Company’s 757-200 aircraft), representing a 42% discount off the outstanding balance of the notes.  As a result of the notes repurchased, the Company now owns the six 757-200 aircraft free of any liens.  Financing activities for the six months ended June 30, 2005, included financing one Airbus A330 aircraft with long-term debt, debt proceeds of $227 million from three secured financing agreements, debt proceeds of $101 million from the financing of the Company’s properties in Tokyo, repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.

In addition to the one A330-200 aircraft financed with debt proceeds described above, the Company also took delivery of one other Airbus A330-200 aircraft during the six months ended June 30, 2006.  The Airbus A330-200 aircraft was acquired largely through a non-cash transaction with the manufacturer, which is reflected as long-term debt on the Company’s consolidated balance sheets, but is not classified as a cash flow activity.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under these arrangements, the aggregate amount of debt incurred totaled approximately $143 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the six months ended June 30:

			Non-cash
	Investing Activities		Transactions and
	Affecting Cash Flows		Leasing Activities
	2006	2005	2006	2005
Airbus A319	—	—	—	4
Airbus A330-200	1	—	1	—
Airbus A330-300	—	1	—	1
Bombardier CRJ - 440	—	—	—	10
Bombardier CRJ - 200	—	—	—	10
	1	1	1	25

On July 18, 2006, the Company filed a motion with the Bankruptcy Court related to the refinancing of some of its existing bank obligations.  The agreement will allow the Company to refinance $1.125 billion of existing bank obligations at more favorable terms and provide access to $250 million in incremental liquidity for a total financing of up to $1.375 billion.  In addition, the Company is seeking Bankruptcy Court approval, as part of the agreement, to allow this new facility to be converted to permanent exit financing, securing part of the debt financing the Company will need to emerge from Chapter 11 reorganization.

Debt.  The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 8 – Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2010, are as follows (in millions):

remainder of 2006	$49
2007	112
2008	307
2009	172
2010	118

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, which have been assumed by the Company post Chapter 11 filing, will be approximately (in millions):

remainder of 2006	$396
2007	837
2008	—
2009	93
2010	109

During the first quarter of 2006, the Company finalized agreements with Airbus and Pratt & Whitney that permit continued delivery and financing of the remaining 12 A330-300 and A330-200 wide-body aircraft that Northwest had on order.  Airbus agreed to provide financing for 9 of the 12 A330s, and Pratt & Whitney will provide financing for the remainder.

Pension Funding Obligations. The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  The benefits for these plans are based primarily on years of service and employee compensation.  It is the Company’s policy to fund annually at least the minimum contribution as required by the ERISA.  However, as a result of the commencement of the Company’s Chapter 11 case, the Company did not make minimum cash contributions to its defined benefit pension plans that were due after September 14, 2005.  Effective August 31, 2005 and January 31, 2006, the Company froze future benefit accruals under the Northwest Airlines Pension Plans for Salaried Employees and Pilot Employees, respectively.  Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans. The Company currently intends, however, to continue timely to pay the normal cost component of the plans’ minimum funding requirements relating to service rendered post-potition and certain interest payments associated with its 2003 contract and salaried plan year waiver.  Upon the freezing of the Northwest Airlines Pension Plan for Contract Employees, a non-cash curtailment charge of approximately $350 million would be recorded.  See “Note 16 – Pension and Other Postretirement Health Care Benefits” in the Company’s Annual Report on Form 10-K for 2005 for additional discussion of actuarial assumptions used in determining pension liability and expense.

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

The U.S. Senate passed a pension reform bill in November 2005 that would allow airlines to amortize pension liabilities over a twenty-year period. The pension reform bill passed by the U.S. House of Representatives in December 2005 did not include a similar provision. The bills were sent to a conference committee in March 2006. On July 28, 2006, the U.S. House of Representatives passed the Pension Protection Act of 2006 [H.R. 4] (the “Protection Act”). On August 3, 2004, the Protection Act was passed, without modifications, by the U.S. Senate. To become law, the Protection Act now must be signed by the president. The Protection Act contains comprehensive pension funding reform provisions as well as many other benefit-related provisions. The Protection Act also contains specific airline relief, including allowing airlines with frozen plans to fund their unfunded liabilities over 17 years. The Company supports approval of this legislation.  The White House announced in a press release on August 4, 2006 that the president would sign the legislation.

The funding requirement to meet the normal cost component of the qualified plans’ minimum funding requirements related to post-petition service is estimated, excluding the impact of any new legislation, at approximately $75 million for calendar year 2006 of which $34 million had been paid as of June 30, 2006.  Due to uncertainties regarding several significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as the amount and timing of asset returns, interest rate levels, the Company’s Chapter 11 proceedings, and in particular, the impact of proposed pension legislation related to funding requirements, the Company is not able to reasonably estimate its future required contributions beyond 2006. If sufficient legislative pension funding relief is not approved, termination of the Company’s defined benefit plans would become inevitable.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its yen-denominated sales in the three months ended June 30, 2006 and 2005.  The average market yen rate for the quarters ended June 30, 2006 and 2005 was 115.3 and 107.1, respectively.  At June 30, 2006, the Company had hedged approximately 8.5% of its remaining 2006 anticipated yen-denominated sales at an average rate of 101.4 yen per U.S. dollar, and has recorded $6.0 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing an $18 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of June 30, 2006, the Company had hedged the price of approximately 25% of its projected fuel requirements for the second half of 2006 through collar options established at a crude oil price of $65 to $79.40 per barrel, and has recorded $2.6 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.  As of June 30, 2005, there were no outstanding fuel hedges or unrealized gains (losses) in accumulated other comprehensive income (loss).

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.   As of June 30, 2006, the Company has recorded $0.1 million of unrealized losses in accumulated other comprehensive income (loss) associated with those hedges.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, whether debtor-in-possession financing or other financing, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the aftermath of the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein.  Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of June 30, 2006, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal second quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of August 2006.

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