Form 10-Q
period 2006-09-30
NORTHWEST AIRLINES CORP
filed 2006-11-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were 87,300,393 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Unaudited, in millions except per share amounts)	2006	2005	2006	2005
Operating Revenues
Passenger	$2,554	$2,482	$7,028	$6,864
Regional carrier revenues	358	360	1,093	980
Cargo	254	250	704	695
Other	241	286	763	832
Total operating revenues	3,407	3,378	9,588	9,371

Operating Expenses
Aircraft fuel and taxes	948	893	2,578	2,313
Salaries, wages and benefits	678	1,000	2,029	2,933
Selling and marketing	199	206	583	634
Aircraft maintenance materials and repairs	170	208	542	509
Other rentals and landing fees	151	158	436	482
Depreciation and amortization	122	133	390	413
Aircraft rentals	52	102	174	341
Regional carrier expenses	356	414	1,088	1,162
Other	365	431	1,122	1,242
Total operating expenses	3,041	3,545	8,942	10,029

Operating Income (Loss)	366	(167)	646	(658)

Other Income (Expense)
Interest expense, net	(137)	(159)	(413)	(469)
Investment income	30	22	73	60
Reorganization items, net	(1,431)	(159)	(2,870)	(159)
Other, net	(1)	(5)	2	77
Total other income (expense)	(1,539)	(301)	(3,208)	(491)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(1,173)	(468)	(2,562)	(1,149)
Income tax expense (benefit)	6	1	6	6
Income (Loss) Before Cumulative Effect of Accounting Change	(1,179)	(469)	(2,568)	(1,155)
Cumulative effect of accounting change	—	—	—	(69)
Net Income (Loss)	(1,179)	(469)	(2,568)	(1,224)
Preferred stock requirements	—	(6)	—	(22)
Net Income (Loss) Applicable to Common Stockholders	$(1,179)	$(475)	$(2,568)	$(1,246)
Earnings (loss) per common share:
Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$(13.50)	$(5.45)	$(29.42)	$(13.54)
Cumulative effect of accounting change	—	—	—	(.79)
Net income (loss) applicable to common stockholders	$(13.50)	$(5.45)	$(29.42)	$(14.33)
Average shares used in computation:
Basic and Diluted	87	87	87	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(Unaudited, in millions)	2006	2005

Assets

Current Assets
Cash and cash equivalents	$1,488	$684
Unrestricted short-term investments	585	578
Restricted cash, cash equivalents and short-term investments	702	600
Accounts receivable, less allowance (2006—$14, 2005–$12)	760	592
Flight equipment spare parts, less allowance (2006—$252, 2005—$243)	116	136
Prepaid expenses and other	374	403
Total current assets	4,025	2,993

Property and Equipment
Flight equipment, net	7,331	7,394
Other property and equipment, net	580	753
Total property and equipment	7,911	8,147

Flight Equipment Under Capital Leases, net	22	100

Other Assets
Intangible pension asset	—	363
International routes	634	634
Investments in affiliated companies	38	41
Other	868	805
Total other assets	1,540	1,843
Total Assets	$13,498	$13,083

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,782	$1,586
Accounts payable and other liabilities	1,441	1,119
Current maturities of long-term debt and capital lease obligations	143	85
Total current liabilities	3,366	2,790

Long-Term Debt and Capital Leases	2,952	1,085

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	139	292
Other	89	102
Total deferred credits and other liabilities	228	394

Liabilities Subject to Compromise	14,670	14,162

Preferred Redeemable Stock Subject to Compromise	278	280

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,503	1,500
Accumulated deficit	(7,116)	(4,548)
Accumulated other comprehensive income (loss)	(1,371)	(1,568)
Treasury stock	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(7,996)	(5,628)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,498	$13,083

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30
(Unaudited, in millions)	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$(2,568)	$(1,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	69
Depreciation and amortization	390	413
Pension and other postretirement benefit contributions less than expense	227	245
Changes in certain assets and liabilities	270	256
Long-term vendor deposits/holdbacks	(23)	(242)
Reorganization items, net	2,870	159
Other, net	5	(41)
Net cash provided by (used in) operating activities	1,171	(365)

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	21	—

Cash Flows from Investing Activities
Capital expenditures	(253)	(318)
Purchase of short-term investments	(18)	(192)
Proceeds from sales of short-term investments	32	1,495
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(102)	(364)
Proceeds from sale of Pinnacle note receivable	—	102
Proceeds from sale of Prudential Financial Inc. demutualization shares	—	102
Other, net	11	7
Net cash provided by (used in) investing activities	(330)	832

Cash Flows from Financing Activities
Proceeds from long-term debt	1,302	448
Payments of long-term debt and capital lease obligations	(1,342)	(481)
Other, net	(18)	(22)
Net cash provided by (used in) financing activities	(58)	(55)

Increase (Decrease) in Cash and Cash Equivalents	804	412

Cash and cash equivalents at beginning of period	684	707
Cash and cash equivalents at end of period	$1,488	$1,119

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,073	$1,592

Supplemental Cash Flow Information:
Interest paid	$109	$395

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$188	$295

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company’s accounting and reporting policies are summarized in “Note 2 – Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for 2005.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein.  Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business – Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

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

The Company is using the provisions of Chapter 11 to reorganize its business, targeting $2.5 billion in annual business improvements, in order to return to profitability on a sustained basis.  The Chapter 11 process will allow the Company to realize three major elements essential to its transformation, including:

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

To date, the Company has made substantial progress and is on target to achieve these objectives.  These actions are outlined below and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring Overview.”  In addition, any business plan that forms the basis for a plan of reorganization will have to produce sufficient returns to permit the Company to have adequate access to the capital markets.  Any plan will likely require profit improvements and/or cost reductions beyond those elements identified above.  The Company will continue to refine its Chapter 11 related goals and objectives in response to market conditions.

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

The Section 1110 deadline for the Debtors was November 14, 2005.  The Debtors sought to restructure or reject obligations representing approximately 50% of its fleet count and have substantially completed over $400 million in annual aircraft ownership cost reductions, including interest, rent and depreciation expense.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations.  These obligations are reflected in the Debtors’ liabilities subject to compromise.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” in the Company’s Annual Report on Form 10-K for 2005, for additional information.

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

Labor Cost Restructuring.  The Company has implemented labor agreements with terms and conditions worth approximately $1.4 billion in annual labor cost savings. The Company has reached consensual agreement on collective bargaining agreements (“CBAs”) with the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”).  All of the agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.   In addition, the Company imposed contract terms on its technicians represented by the Aircraft Mechanics Fraternal Association (“AMFA”) in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”) on July 31, 2006.  On November 6, 2006, the Company reached a ratified agreement with AMFA to end the labor dispute with the airline’s technicians.  The agreement maintains the necessary annual labor cost savings from AMFA-represented employees.

Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its CBAs if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.   In October 2005, the Company commenced Section 1113(c) proceedings with ALPA, the IAM, and the Professional Flight Attendants Association (“PFAA”) and has subsequently reached consensual agreement with ALPA and the IAM.

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

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the AFA-CWA.  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a tentative consensual agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals.  Arguments related to this matter are scheduled to be heard on November 28, 2006.  In addition, the Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.   A strike or other form of self-help could have a material adverse effect on the Company.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.  Negotiations with the committee formed to represent the Company’s retirees are ongoing.

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

The Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, the Company currently believes that no value will be ascribed to the Company’s outstanding common stock, preferred redeemable stock, or other equity securities in the Company’s plan of reorganization.  Upon the effective date of the plan of reorganization, the Company expects that the outstanding common stock of the Company will be cancelled for no consideration and therefore the Company’s stockholders will no longer have any interest as stockholders in the Company by virtue of their ownership of Company common stock prior to emergence from bankruptcy.

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

The Debtors expect to develop their plan of reorganization for emergence from Chapter 11 in early 2007.  Additional extensions to the Debtors’ exclusivity period will be sought as necessary.  There can be no assurance that a reorganization plan will be proposed by the Debtors within the required timeframe or that additional extensions, if required, will be approved.  Also, there is no assurance that the proposed plan will be approved by claim holders or confirmed by the Bankruptcy Court.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), which amends SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. The Company currently utilizes a fiscal year-end measurement date.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 is expected to increase the Company’s equity deficit by approximately 2%-3%. SFAS No. 158 does not affect the results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 effective the beginning of 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

The FASB recently issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 defines the threshold for recognizing tax benefits in the Company’s financial statements and promotes consistency in recognizing and measuring the tax benefits.  FIN 48 provides that tax benefits are to be recognized if the Company’s tax return positions will “more likely than not” be sustained by a taxing authority.  In addition, FIN 48 requires an annual rollforward disclosure in the Company’s financial statements of the beginning and ending balances of unrecognized tax benefits.  The Company is currently evaluating the impact of FIN 48 on its financial statements.  FIN 48 is effective for the quarter beginning January 1, 2007.

The Company adopted SFAS No. 123R using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

Note 4 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2006	2005	2006	2005
Domestic	$2,250	$2,183	$6,561	$6,286
Pacific, principally Japan	782	747	2,042	2,006
Atlantic	375	448	985	1,079
Total operating revenues	$3,407	$3,378	$9,588	$9,371

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

Reorganization items recorded during the three months ended September 30, 2006 largely consisted of negotiated employee claims associated with the Company’s implementation of new contract terms with ALPA, the IAM, ATSA, TWU and NAMA.  The pension plan curtailment charges are non-cash costs associated with the freezing of the contract pension plan.  Aircraft rejection charges are non-cash costs that include the estimated allowable claims, net of gains on residual value guarantees, resulting from the Company’s rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.  These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.  The charges for professional fees include only those professional fees related to the bankruptcy process.

In addition to the charges disclosed above, reorganization items for the nine months ended September 30, 2006 included restructured aircraft lease/debt charges, which are primarily non-cash costs that include the estimated claims resulting from the Company’s renegotiation of certain aircraft obligations.  The Company also recognized impairment charges on six owned aircraft, and related inventory and equipment, which were permanently removed from service; see “Note 11 – Aircraft Impairments” for additional information.

Net reorganization items, as shown on the Condensed Consolidated Statements of Operations, consist of the following:

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2006	2005	2006	2005
Restructured aircraft lease/debt charges	$6	$144	$1,329	$144
Aircraft rejection charges, net	29	13	140	13
Aircraft and aircraft related impairment	—	—	28	—
Employee claims, net	1,064	—	1,064	—
Pension plan curtailment	332	—	283	—
Professional fees	15	1	40	1
Contract rejection charges	—	1	—	1
Asset sale	(15)	—	(15)	—
Other	—	—	1	—
Reorganization items, net	$1,431	$159	$2,870	$159

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

Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company’s third quarter 2006 net loss therefore was not reduced by any tax benefit.

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

Note 7 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30		September 30
(In millions, except per share data)	2006	2005	2006	2005
Numerator:
Net income (loss) before cumulative effect of accounting change	$(1,179)	$(469)	$(2,568)	$(1,155)
Cumulative effect of accounting change	—	—	—	(69)
Preferred stock requirements	—	(6)	—	(22)
Net income (loss) applicable to common stockholders	$(1,179)	$(475)	$(2,568)	$(1,246)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	87,294,251	87,153,391	87,279,832	86,925,736

Earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(13.50)	$(5.38)	$(29.42)	$(13.29)
Cumulative effect of accounting change	—	—	—	(0.79)
Preferred stock requirements	—	(0.07)	—	(0.25)
Net income (loss) applicable to common stockholders	$(13.50)	$(5.45)	$(29.42)	$(14.33)

Incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  These incremental shares included 19,096,666 and 19,096,688 shares for the three and nine months ended September 30, 2006, respectively, and 19,179,346 and 19,384,020 for the three and nine months ended September 30, 2005, respectively.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6,270,631 and 6,348,426 shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three and nine months ended September 30, 2006 and 2005, respectively, because the Company reported a net loss for these periods.

Total employee stock options outstanding of 7,477,782 and total employee stock options and restricted shares outstanding of 9,474,862 as of September 30, 2006 and 2005, respectively, were not included in diluted securities because the Company reported a net loss for the three and nine months ended September 30, 2006 and 2005.  There were no restricted shares outstanding as of September 30, 2006.

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

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 cases.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) was August 16, 2006.  A proof of claim arising from the rejection of an executory contract or an unexpired lease must be filed by the later of the Bar Date or 30 days from the effective date of the authorized rejection.

The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of ultimate liability. The Debtors believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and resolved in connection with the Debtors’ claims resolution process.  Resolution of differences between claim amounts the Company has estimated and claims filed by its creditors will be subject to a final determination by the Bankruptcy Court.  The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is complete.  Completion of the claims resolution process may occur well after confirmation of a plan of reorganization.  The Company will continue to evaluate the amounts of these liabilities through the remainder of the Chapter 11 process.  To the extent that the Company identifies additional amounts subject to compromise, they will be recognized accordingly.  The ultimate number and allowed amounts of such claims are not presently determinable.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable that the interest would be an allowed claim.  Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $43.0 million and $139.8 million during the three and nine months ended September 30, 2006, respectively, and $9.5 million for the three and nine months ended September 30, 2005.

At September 30, 2006 and December 31, 2005, the Company had liabilities subject to compromise of $14.7 billion and $14.2 billion, respectively, consisting of the following:

	September 30	December 31
(In millions)	2006	2005
Debt, including accrued interest	$5,618	$7,411
Pension, postretirement and other employee related expenses	4,058	3,948
Aircraft-related accruals and deferrals	2,882	1,455
Capital lease obligations, including accrued interest	239	350
Accounts payable and other liabilities	1,873	998
Total liabilities subject to compromise	$14,670	$14,162

In addition to the $14.7 billion of liabilities subject to compromise as of September 30, 2006, itemized above, the Company’s $278 million of Preferred Redeemable Stock (“Series C Preferred Stock”) is also subject to compromise.  This preferred security is not presented as a liability on the Company’s Condensed Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 9– Long-term Debt not Subject to Compromise

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

remainder of	2006	$39
	2007	147
	2008	1,546	*
	2009	198
	2010	145

*$1.215 billion represents the amount due under the Company’s DIP Facility (as defined below) in 2008; if the DIP Facility is converted to exit financing the maturity date will be extended five years with $1.162 billion due in 2013.

On August 21, 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP Facility”) with a number of banks and institutions.  Under this agreement, Northwest is the borrower and NWA Corp., Northwest Airlines Holdings Corporation and NWA Inc. are the guarantors.  Proceeds from the financing were used to pay off the previously existing $975 million term loan with accrued interest, to pay underwriting fees and expenses for the new financing, and to set aside $59.8 million in reserve to settle disputed claims related to potential default interest and prepayment penalties asserted by the administrative agent under the previous credit agreement.  In October 2006, the Company and the administrative agent under the previous credit agreement reached an agreement as to the settlement amount to be paid by the Company, subject to Bankruptcy Court approval.  As of September 30, 2006, the Company had adequately accrued for the entire settlement amount.

The DIP Facility consists of a $1.05 billion term loan facility and a $175 million revolving credit facility, both of which are required to be fully drawn during the Company’s bankruptcy proceeding.  The term of the DIP Facility is the earlier of the Company’s exit from bankruptcy or two years and the DIP Facility bears an interest rate of LIBOR plus 2.50%, which as of September 30, 2006 was 7.90%.  The DIP Facility is secured by a first lien on the Company’s Pacific route authorities which were last appraised in January 2006 at $3.3 to $4.1 billion.  Additionally, the Company’s obligations to the lenders have super-priority status while the Company is in bankruptcy.  The DIP Facility has a credit rating of BBB- from Standard & Poor’s Rating Services (“S&P”) and a Ba2 from Moody’s Investors Service, Inc. (“Moody’s”).

Subject to the Company meeting certain conditions, including emerging from bankruptcy on or prior to August 21, 2008, the DIP Facility can be converted to exit financing.  The final maturity, in such event, will be August 21, 2013.  The principal portion of the term loan will be repaid at 1.0% per year (as is the case under the DIP Facility) with the balance of 94% due at maturity.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the exit financing will continue to bear interest at LIBOR plus 2.50%, subject to certain potential adjustments described below.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.

The conditions to convert the DIP Facility to exit financing on emergence from bankruptcy include, among other items, a confirmed plan of reorganization, labor savings and pension relief, a minimum of $2.0 billion in unrestricted cash and available committed credit facilities, a collateral coverage ratio of at least 1.50 to 1.00, and continuation of ratings coverage of the exit financing by S&P and Moody’s. At conversion, the interest rate of LIBOR plus 2.50% remains in place for the exit financing, but is subject to the following potential increases:

•      0.50% per annum for so long as either S&P’s rating or Moody’s rating of the facility is less than BB- or Ba3, respectively

•      0.50% per annum for so long as the collateral coverage ratio is 1.75 to 1.00 or less

Both the DIP Facility and, upon its conversion, the exit financing require ongoing compliance with the following financial covenants:

•      Unrestricted cash of at least $750 million

•      Collateral coverage ratio of at least 1.50 to 1.00

•      Fixed charge coverage ratio as set forth below:

Four Consecutive Fiscal Quarters Ending	Minimum Ratio of EBITDAR to Consolidated Fixed Charges
December 31, 2006	1.15 to 1.00
March 31, 2007	1.20 to 1.00
June 30, 2007	1.30 to 1.00
September 30, 2007	1.40 to 1.00
December 31, 2007 and each quarter ending thereafter	1.50 to 1.00

Note 10 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 373 aircraft at September 30, 2006, consisting of 310 narrow-body and 63 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of November 7, 2006 are also provided.

						Aircraft
		In Service				on Firm
	Seating		Capital	Operating		Order as of
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Nov. 7, 2006

Passenger Aircraft
Airbus:
A319	124	64	—	2	66	5
A320	148	45	—	28	73	2
A330-200	243	10	—	—	10	1
A330-300	298	11	—	—	11	10

Boeing:
787-800	221	—	—	—	—	18	(1)
757-200	180-184	33	1	13	47	—
757-300	224	16	—	—	16	—
747-200	353-430	2	—	1	3	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	108	—	—	108	—
DC10	273	9	—	—	9	—
		302	1	56	359	36

Freighter Aircraft
Boeing 747F		11	—	3	14	—

Total Northwest Operated Aircraft		313	1	59	373	36

Regional Aircraft
Avro RJ85	69	2	—	7	9	—
CRJ200/440	44-50	—	—	126	126	—	(1)
Saab 340	30-34	—	—	49	49	—
CRJ900	76	—	—	—	—	36	(2)
Embraer 175	76	—	—	—	—	36	(2)

Total Airlink Operated Aircraft		2	—	182	184	72

Total Aircraft		315	1	241	557	108

(1)          The Company entered into certain aircraft commitments prior to its Chapter 11 filing; see “Note 15 – Subsequent Events” for information related to the restructuring of these agreements after September 30, 2006.

(2)          The Company entered into these aircraft commitments subsequent to September 30, 2006; see “Note 15 – Subsequent Events” for additional information.

The Company took delivery of three Airbus A330-200 aircraft during the nine months ended September 30, 2006.  In connection with the acquisition of these three aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $214 million.

Note 11 – Aircraft Impairments

In the second quarter of 2006, the Company recorded $28 million related to the impairment of six owned aircraft, and related inventory and equipment, which were permanently removed from service.  These charges reflect the Company’s decision to accelerate the retirement of its DC10 aircraft and to park three DC9 aircraft permanently, consistent with the Company’s ongoing review of its aircraft fleet plan in conjunction with its overall route structure and capacity requirements.  The second quarter 2006 impairment charges were recorded as reorganization expenses and are discussed in “Note 5 – Reorganization Related Items.”  In the second quarter of 2005, the Company recorded, in operating expense, impairment charges totaling $48 million associated with aircraft and related equipment on nine owned and two leased aircraft of various types.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2006	2005	2006	2005
Net income (loss)	$(1,179)	$(469)	$(2,568)	$(1,224)
Minimum pension liability adjustments	201	—	201	—
Change in unrealized gain/(loss) on available-for-sale securities	4	(2)	5	(5)
Change in deferred gain/(loss) from hedging activities	(11)	(2)	(9)	11
Foreign currency translation adjustments	(2)	(1)	—	(6)
Comprehensive income (loss)	$(987)	$(474)	$(2,371)	$(1,224)

Note 13 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage will be provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

Northwest also sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents.  The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees.  Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits.  Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement.  Medical and dental benefit plans are unfunded and costs are paid as incurred.  The pilot group is provided Company-paid life insurance coverage in amounts that decrease based on age at retirement and age at time of death.

The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006. The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions are deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan has no deficiency as of September 30, 2006. However, new contributions that come due under the 2006 Pension Act funding rules must be paid even while Northwest is in bankruptcy.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

It is Northwest’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  However, as a result of the commencement of Northwest’s Chapter 11 case, Northwest did not make minimum cash contributions to its defined benefit pension plans that were due after September 14, 2005.  Subsequent to Northwest’s bankruptcy filing and prior to its election under the 2006 Pension Act, Northwest paid the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition and certain interest payments associated with its 2003 Contract Plan and Salaried Plan year waivers.  As noted above, effective October 1, 2006, Northwest elected the special funding rules available to commercial airlines.

As a result of Northwest’s Chapter 11 filing, we have appointed an independent fiduciary for all of our tax-qualified defined benefit pension plans.  The fiduciary is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest is not continuing to fund the plans due to bankruptcy prohibitions.

Northwest’s 2006 calendar year contributions to qualified defined benefit plans approximate $61 million, all of which has been paid as of September 30, 2006.  In 2007, Northwest’s calendar year contributions to its frozen defined benefit plans and the replacement plans (taking into account the new funding provisions of the 2006 Pension Act) are estimated to range between $120 million and $160 million based on current assumptions.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Three months ended September 30
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Defined benefit plan costs
Service cost	$35	$72	$7	$8
Interest cost	132	137	14	14
Expected return on plan assets	(120)	(128)	—	—
Amortization of prior service cost	10	19	(7)	(2)
Recognized net actuarial loss and other events	23	120	9	8
Net periodic benefit cost	80	220	23	28

Defined contribution plan costs	13	—	—	—

Total benefit cost	$93	$220	$23	$28

	Nine months ended September 30
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Defined benefit plan costs
Service cost	$103	$218	$25	$25
Interest cost	396	412	46	42
Expected return on plan assets	(359)	(383)	—	—
Amortization of prior service cost	30	56	(12)	(7)
Recognized net actuarial loss and other events	80	196	29	23
Net periodic benefit cost	250	499	88	83

Defined contribution plan costs	39	—	—	—

Total benefit cost	$289	$499	$88	$83

Related to the freezing of Northwest’s defined benefit plans covering domestic employees in 2005 and 2006, Northwest recorded pension curtailment charges and gains.  Curtailment charges recorded prior to Northwest’s bankruptcy filing were recorded in pension expense; curtailment charges and gains recorded after Northwest’s Chapter 11 filing have been recorded as a component of net reorganization expense.  Northwest has recorded the following pension curtailment amounts:

	Three months		Nine months
	September 30		September 30
(In millions)	2006	2005	2006	2005
Curtailment Charge/(Gain)
Salaried Plan	$—	$28	$—	$28
Pilot Plan	—	—	(49)	—
Contract Plan	332	54	332	54

Total	$332	$82	$283	$82

Note 14 – Stock-Based Compensation

As of September 30, 2006, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

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

The fair value of options granted under the Management Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.  There were no options granted under the Pilot Plan for the periods presented.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Weighted average risk-free interest rate	N/A	4.1%	N/A	4.0%

Stock price volatility	N/A	50.0%	N/A	50.0%

Expected lives in years	N/A	6.0	N/A	6.0

A reconciliation of the number of options outstanding and exercisable under the Management Plan as of September 30, 2006, and changes during the nine months then ended, are as follows:

		Weighted-Average
(Shares in thousands)	Shares	Exercise Price
Outstanding at 12/31/05	2,815	$12.59
Granted	—	—
Forfeited	(401)	$16.45
Exercised	—	—
Outstanding at 9/30/06	2,414	$11.95

Exercisable at 9/30/06	1,799	$13.44

A summary of the number of options outstanding and exercisable under the Management Plan categorized by range of exercise prices as of September 30, 2006, are as follows:

	Options Outstanding			Options Exercisable
(Shares in thousands)	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Range of Exercise Prices
$4.61 to $24.59(1)	2,159	6.1 years	$9.09	1,544	$9.69
$26.16 to $39.31	229	1.4 years	$34.57	229	$34.57
$43.56 to $51.97	26	2.3 years	$50.49	26	$50.49

(1)          1.7 million of the 2.2 million shares outstanding had an exercise price of $8.31, and approximately 1.3 million of these shares were exercisable.

A reconciliation of the number of options outstanding and exercisable under the Pilot Plan as of September 30, 2006, and changes during the nine months then ended, are as follows:

		Weighted-Average
(Shares in thousands)	Shares	Exercise Price
Outstanding at 12/31/05	5,064	$9.96
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at 9/30/06	5,064	$9.96

Exercisable at 9/30/06	4,833	$9.99

A summary of the number of options outstanding and exercisable under the Pilot Plan categorized by exercise price as of September 30, 2006, are as follows:

	Options Outstanding		Options Exercisable
		Weighted-Average
		Remaining
(Shares in thousands)	Shares	Contractual Life	Shares
Exercise Prices
$7.33	3,500	8.0 years	3,499
$9.19	926	6.8 years	696
$19.62	134	5.0 years	134
$24.69	123	3.0 years	123
$27.88	381	3.0 years	381

During the three and nine months ended September 30, 2006, the total stock-based compensation expense for all compensation related to stock-based plans was $0.6 million and $2.0 million, respectively, which includes $0.5 million and $1.5 million of stock option expense.  In the three and nine months ended September 30, 2005, the Company recognized stock-based compensation expense of $3.9 million and $12.6 million respectively, which includes $2.2 million and $7.7 million of stock option expense.  There was no corresponding tax benefit in 2006 or 2005 related to this stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  As of September 30, 2006, the Company had approximately $0.8 million of total unrecognized compensation expense related to nonvested awards.  The Company expects to recognize this expense over a weighted average period of approximately 0.5 years.

Note 15 – Subsequent Events

On October 5, 2006, the Company announced that it placed firm orders for 36 Bombardier Canadair Regional Jet (“CRJ”) 900 aircraft and 36 Embraer 175 aircraft with deliveries scheduled to commence in May 2007.  If operated by an owned affiliate, the Company intends to finance these aircraft through manufacturer provided or arranged debt financing.  The respective agreements with Bombardier and Embraer also grant the Company options and purchase rights for an additional 96 CRJ900 aircraft and 136 Embraer 175 aircraft.  Compass Airlines, an indirect subsidiary of NWA Corp., will operate the 36 Embraer 175 aircraft as Northwest Airlink.  The operator of the 36 Bombardier aircraft will be designated at a later date.

As part of the agreement to order new CRJ900 aircraft, the Company reached agreements with the applicable lenders to restructure the existing 126 CRJ200/440 aircraft fleet.  This agreement includes the return of 15 previously rejected CRJ200/440 aircraft into the Northwest Airlink fleet.  This marks the completion of Northwest’s CRJ fleet restructuring.  As a result, the Airlink CRJ200/440 fleet will total 141 aircraft.  In the fourth quarter, the Company will record a non-cash reorganization expense of approximately $285 million for the restructuring of these aircraft agreements.

The terms of the agreement with Bombardier provide for the termination of the existing purchase agreement for CRJ200/440 aircraft as it relates to the remaining 13 aircraft to be delivered.  Northwest will assume the CRJ200/440 purchase agreement as it relates to aircraft that have been delivered, and reject the purchase agreement as it relates to aircraft that have not been delivered.  Bombardier will be entitled to an allowed general unsecured claim, without setoff or recoupment, in an amount to be subsequently determined in accordance with the claims process in the Debtors’ cases, pursuant to the terms of the Restructuring Agreements for damages resulting from such rejection. The agreements with Bombardier and Embraer were approved by the Bankruptcy Court on October 26, 2006.

On October 19, 2006 the Company announced agreements with The Boeing Company and Rolls-Royce plc which will allow Northwest to take delivery of its first Boeing 787 aircraft in August 2008.  Northwest expects to introduce the new 787 Dreamliner into commercial service in October 2008.  These agreements provide for the assumption of the Company’s purchase agreement for 18 Boeing 787s, equipped with Rolls-Royce Trent 1000 engines, which was entered into in May 2005.  Introduction of the Boeing 787 aircraft to the Company’s fleet is a key element to the Company’s overall restructuring plan.  The Boeing and Rolls-Royce agreements were approved by the Bankruptcy Court on November 7, 2006.  These agreements restructured pre-petition aircraft purchase commitments the Company has related to its May 2005 order.  In connection with these agreements the Company also restructured certain secured loan arrangements with Boeing, including loans secured by aircraft and accounts receivable, and will repay a loan secured by Northwest’s equity investment in its regional carriers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2006 Results

For the quarter ended September 30, 2006, the Company recorded a net loss applicable to common stockholders of $1.2 billion.  This compares to a third quarter 2005 net loss applicable to common stockholders of $475 million.  Excluding reorganization items, the Company reported a 2006 third quarter net profit of $252 million.  This compares to a prior year third quarter net loss of $234 million, excluding reorganization and unusual items.

Operating revenues in the third quarter increased 0.9 percent versus the third quarter of 2005 to $3.4 billion.  System passenger revenue increased 2.9 percent to more than $2.5 billion on 8.0 percent fewer mainline available seat miles (“ASMs”), resulting in an 11.8 percent improvement in unit revenue.  Regional carrier revenues decreased slightly due to a 20.7 percent capacity reduction.

Operating expenses in the quarter decreased 14.2 percent year-over-year to $3.0 billion, while mainline unit costs, excluding fuel and unusual items, decreased by 11.8 percent.  Salaries, wages and benefits decreased 32.2 percent, primarily due to the implementation of consensually agreed upon collective bargaining agreements (“CBAs”), wage reductions imposed under Section 1113, mechanic pay and headcount reductions, and the reduced level of flying.  Aircraft maintenance materials and repairs expense decreased 18.3 percent, attributable to lower maintenance volume partially offset by the increased shift to third party maintenance vendors.  Aircraft rental expense decreased 49.0 percent, primarily due to restructured and rejected aircraft leases.

Significant Company Announcements

Fleet Optimization.  On October 19, 2006 the Company announced agreements with The Boeing Company and Rolls-Royce plc which will allow Northwest to take delivery of its first Boeing 787 aircraft in August 2008.  Northwest expects to introduce the new 787 Dreamliner into commercial service in October 2008.  These agreements provide for the assumption of the Company’s purchase agreement for 18 Boeing 787s, equipped with Rolls-Royce Trent 1000 engines, which was entered into in May 2005 and is a key element to the overall restructuring plan.  The Boeing and Rolls-Royce agreements were approved by the Bankruptcy Court on November 7, 2006.  These agreements restructured certain other pre-petition obligations of the Company owing to Boeing.

On October 5, 2006, the Company announced that it placed firm orders for 36 Bombardier Canadair Regional Jet (“CRJ”) 900 aircraft and 36 Embraer 175 aircraft with deliveries scheduled to commence in May 2007.  If operated by an owned affiliate, the Company intends to finance these aircraft through manufacturer provided or arranged debt financing.  The respective agreements with Bombardier and Embraer also grant the Company options and purchase rights for an additional 96 CRJ900 aircraft and 136 Embraer 175 aircraft.  Compass Airlines, an indirect subsidiary of NWA Corp., will operate the 36 Embraer 175 aircraft as Northwest Airlink.  The operator of the 36 Bombardier aircraft will be designated at a later date.

Pension Protection Act.  The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006.  The 2006 Pension Act received broad bipartisan support in the U.S. Congress.  The comprehensive legislation protects employees’ pension benefits and strengthens the Pension Benefit Guaranty Corporation (“PBGC”), which guarantees pension benefits.  The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act on October 1, 2006.

European Expansion.  The Company announced an expansion of its European flight network with new service to Brussels, Belgium and Düsseldorf, Germany, as well as the first and only nonstop service between Hartford, Connecticut and Amsterdam, the Netherlands.  Northwest, in cooperation with its joint venture partner, KLM Royal Dutch Airlines, also announced that it will add more flights in the Detroit – Amsterdam and Boston – Amsterdam markets.  In total, the Company will add six trans-Atlantic flights and two new European destinations to its global network.

New Route Authority to China.  The Company has filed a request with the U.S. Department of Transportation (“DOT”) for new authority to expand its service to China.  Northwest is asking government approval to provide daily, nonstop service between Detroit and Shanghai.

Air France Codeshare Agreement.  The Company announced it will begin codeshare implementation with Air France that will benefit customers traveling through Northwest’s WorldGateway at our Detroit hub and Air France’s Paris hub at Charles de Gaulle Airport.  Effective September 2, 2006, Northwest and Air France began codesharing on each other’s nonstop flights between Detroit and Paris, offering customers more convenient flight options.

Additional Cargo Frequencies to China.  NWA Cargo, the cargo division of Northwest Airlines will expand its all-cargo freighter service between the United States and China after being awarded four additional frequencies per week by the DOT.  NWA Cargo currently serves Shanghai and Guangzhou with dedicated all-cargo freighters.  In 2007, NWA Cargo will expand its Guangzhou freighter service to daily operations with the additional frequencies, providing same day service to the United States with a stop in Japan.

Restructuring Overview

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

The Company is using the provisions of Chapter 11 to reorganize its business, targeting $2.5 billion in annual business improvements, in order to return to profitability on a sustained basis.  The Chapter 11 process will allow the Company to realize three major elements essential to its transformation, as described below.  To date, the Company has made substantial progress and is on target to achieve these objectives:

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

Labor Cost Restructuring The Company has implemented labor agreements with terms and conditions worth approximately $1.4 billion in annual labor cost savings. The Company has reached consensual agreement on CBAs with the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”).  All of the agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.   In addition, the Company imposed contract terms on its technicians represented by the Aircraft Mechanics Fraternal Association (“AMFA”) in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”) on July 31, 2006.  On November 6, 2006, the Company reached a ratified agreement with AMFA to end the labor dispute with the airline’s technicians.  The agreement maintains the necessary annual labor cost savings from AMFA-represented employees.

Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its CBAs if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.   In October 2005, the Company commenced Section 1113(c) proceedings with ALPA, the IAM, and the Professional Flight Attendants Association (“PFAA”) and has subsequently reached consensual agreement with ALPA and the IAM.

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

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the AFA-CWA.  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a tentative consensual agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals.  Arguments related to this matter are scheduled to be heard on November 28, 2006.  In addition, the Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.   A strike or other form of self-help could have a material adverse effect on the Company.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.  Negotiations with the committee formed to represent the Company’s retirees are ongoing.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its initial $150 million target. Savings are expected to be realized through the restructuring of our agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, and lower distribution, insurance and interest costs. Additional savings are expected through the renegotiation of other executory contracts.

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

The Section 1110 deadline for the Debtors was November 14, 2005.  The Debtors sought to restructure or reject obligations representing approximately 50% of its fleet count and have substantially completed over $400 million in annual aircraft ownership cost reductions, including interest, rent and depreciation expense.

The Debtors’ balance sheet debt as of December 31, 2005 included $1.7 billion in unsecured pre-petition debt obligations.  These obligations are reflected in the Debtors’ liabilities subject to compromise.  See “Note 6 – Liabilities Subject to Compromise” in the Company’s Annual Report on Form 10-K for 2005, for additional information.  As outlined in SOP 90-7, the Company no longer records post-petition interest expense on these pre-petition unsecured debt obligations.  The interest expense reduction associated with this unsecured debt is projected to drive $150 million of annual savings.

Operating Statistics – Three and nine months ended September 30, 2006 and 2005

Information with respect to the Company’s operating statistics follows:

	Three months ended						Nine months ended
	September 30				Percent		September 30				Percent
	2006		2005		Change		2006		2005		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	24,073		26,476		(9.1)		69,713		77,307		(9.8)
Revenue passenger miles (RPM) (millions)	20,521		22,113		(7.2)		59,053		63,195		(6.6)
Passenger load factor	85.2%		83.5%		1.7	pts.	84.7%		81.7%		3.0	pts.
Revenue passengers (millions)	17.6		18.7		(5.9)		51.1		53.9		(5.2)
Passenger revenue per RPM (yield)	14.19	¢	12.85	¢	10.4		13.75	¢	12.41	¢	10.8
Passenger revenue per ASM (RASM)	12.10	¢	10.73	¢	12.8		11.65	¢	10.15	¢	14.8

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	22,237		24,160		(8.0)		64,098		70,697		(9.3)
Revenue passenger miles (RPM) (millions)	19,160		20,437		(6.2)		54,871		58,625		(6.4)
Passenger load factor	86.2%		84.6%		1.6	pts.	85.6%		82.9%		2.7	pts.
Revenue passengers (millions)	14.3		15.0		(4.7)		41.2		43.6		(5.5)
Passenger revenue per RPM (yield)	13.33	¢	12.14	¢	9.8		12.81	¢	11.71	¢	9.4
Passenger revenue per ASM (RASM)	11.48	¢	10.27	¢	11.8		10.96	¢	9.71	¢	12.9

Total operating ASM (millions)	22,289		24,186		(7.8)		64,187		70,816		(9.4)

Passenger service operating expense per total ASM (3) (4)	10.98	¢	11.82	¢	(7.1)		11.04	¢	11.43	¢	(3.4)
Pension curtailment charges per total ASM (5)	—		0.34	¢	(100.0)		—		0.11	¢	(100.0)
Aircraft and aircraft related write-downs per total ASM (5)	—		—		—		—		0.07	¢	(100.0)
Mainline fuel expense per total ASM	3.71	¢	3.24	¢	14.5		3.49	¢	2.88	¢	21.2

Cargo ton miles (millions)	590		633		(6.8)		1,703		1,791		(4.9)
Cargo revenue per ton mile	43.17	¢	39.55	¢	9.2		41.36	¢	38.80	¢	6.6
Fuel gallons consumed (millions)	417		462		(9.7)		1,196		1,348		(11.3)
Average fuel cost per gallon, excluding taxes	217.78	¢	184.52	¢	18.0		205.31	¢	162.75	¢	26.2
Number of operating aircraft at end of period							373		409		(8.8)
Full-time equivalent employees at end of period							32,760		33,755		(2.9)

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

(4)                      Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2006	2005	2006	2005
Freighter operations	$194	$223	$582	$578
MLT Inc. - net of intercompany eliminations	41	42	157	158
Regional carriers	356	414	1,088	1,162
Other	2	10	29	34

(5)                      During the quarters ended September 30, 2006, and June 30, 2006 the Company recorded $332 million in pension curtailment and $28 million related to aircraft impairments, respectively, in reorganization expense;

during the same periods in 2005 the Company recorded $82 million in pension curtailment and $48 million in aircraft impairments in operating expense.

Results of Operations – Three months ended September 30, 2006 and 2005

Operating Revenues.  Operating revenues increased 0.9% ($29 million), the result of higher system passenger and cargo revenue offset by reductions in regional carrier revenues and other revenue.

System passenger revenues increased 2.9% ($72 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$2,554		$1,598		$607		$349

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$72		$62		$31		$(21)
Percent	2.9%		4.0%		5.4%		(5.7)%

Scheduled service ASMs (capacity)	(8.0)%		(8.1)%		(5.1)%		(12.0)%
Scheduled service RPMs (traffic)	(6.2)%		(5.8)%		(4.4)%		(10.8)%
Passenger load factor	1.6	pts.	2.0	pts.	0.7	pts.	1.3	pts.
Yield	9.8%		10.5%		10.4%		5.7%
Passenger RASM	11.8%		13.2%		11.1%		7.3%

As indicated in the above table:

•                  Domestic passenger revenues increased due to improved yield on reduced capacity.

•                  Pacific passenger revenues increased versus prior year due to higher yield on reduced capacity.

•                  Atlantic passenger revenues decreased versus prior year due to reduced capacity and traffic partially offset by higher yield.

Regional carrier revenues decreased 0.6% ($2 million) to $358 million primarily due to a 20.7% capacity reduction offset by a 22.7% increase in yield.

Cargo revenues increased 1.6% ($4 million) to $254 million due primarily to a 9.2% higher yield partially offset by a 6.8% reduction in cargo traffic.  Other revenue decreased 15.7% ($45 million) primarily due to reduced partner revenue.

Operating Expenses.  Operating expenses decreased 14.2% ($504 million) for the three months ended September 30, 2006.  The following table and notes present operating expenses for the three months ended September 30, 2006 and 2005 and describe significant year-over-year variances:

	Three months ended		Increase
	September 30		(Decrease)	Percent
(In millions)	2006	2005	from 2005	Change	Note
Operating Expenses
Aircraft fuel and taxes	$948	$893	$55	6.2%	A
Salaries, wages and benefits	678	1,000	(322)	(32.2)	B
Selling and marketing	199	206	(7)	(3.4)	C
Aircraft maintenance materials and repairs	170	208	(38)	(18.3)	D
Other rentals and landing fees	151	158	(7)	(4.4)	E
Depreciation and amortization	122	133	(11)	(8.3)	F
Aircraft rentals	52	102	(50)	(49.0)	G
Regional carrier expenses	356	414	(58)	(14.0)	H
Other	365	431	(66)	(15.3)	I
Total operating expenses	$3,041	$3,545	$(504)	(14.2)%

A.           Aircraft fuel and taxes were higher due to an 18.0% increase in the average fuel cost per gallon to $2.18 partially offset by 9.7% fewer gallons consumed.   Fuel expense for the quarter ended September 30, 2006 includes $17.6 million in hedge transaction losses.

B.             Salaries, wages and benefits were lower year-over-year primarily due to consensually agreed upon CBAs, wage reductions imposed under Section 1113, the reduced level of flying, and curtailment charges recorded as pension expense in 2005.

C.             Selling and marketing expense decreases were primarily due to a decline in enplanements, a shift in the volume of bookings made by travel agents via Computerized Reservations Systems (“CRS”) to nwa.com, and lower booking fee rates.

D.            Aircraft maintenance materials and repairs expense decreased largely due to lower maintenance volume compared to 2005, partially offset by the shift to third party maintenance vendors.

E.              Other rentals and landing fees decreased primarily due to fewer overall landings.

F.              Depreciation expense reductions were largely due to owned aircraft, and related inventory and equipment, permanently removed from service.

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

Other Income and Expense.  Non-operating expense increased $1.2 billion year-over-year primarily due to reorganization expenses.  See “Note 5 – Reorganization Related Items” for additional information related to reorganization expense.

Results of Operations – Nine months ended September 30, 2006 and 2005

Operating Revenues.  Operating revenues increased 2.3% ($217 million), the result of higher regional carrier, system passenger, and cargo revenue offset by reductions in other revenues.

System passenger revenues increased 2.4% ($164 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$7,028		$4,580		$1,561		$887

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$164		$147		$35		$(18)
Percent	2.4%		3.3%		2.3%		(2.0)%

Scheduled service ASMs (capacity)	(9.3)%		(10.5)%		(6.3)%		(9.6)%
Scheduled service RPMs (traffic)	(6.4)%		(6.5)%		(5.3)%		(8.0)%
Passenger load factor	2.7	pts.	3.6	pts.	0.9	pts.	1.5	pts.
Yield	9.4%		10.5%		7.9%		6.6%
Passenger RASM	12.9%		15.6%		9.2%		8.4%

As indicated in the above table:

•                  Domestic passenger revenues increased due to improved yield on reduced capacity.

•                  Pacific passenger revenues increased with higher yield on reduced capacity.

•                  Atlantic passenger revenues decreased due to reduced capacity and traffic partially offset by improved yield.

Regional carrier revenues increased 11.5% ($113 million) to $1.1 billion due to improved yield on a 15.1% capacity reduction.

Cargo revenues increased 1.3% ($9 million) to $704 million due to 6.6% higher yield, partially offset by a 4.9% reduction in cargo traffic.  Other revenue decreased 8.3% ($69 million) as a result of reduced partner revenue.

Operating Expenses.  Operating expenses decreased 10.8% ($1.1 billion) for the nine months ended September 30, 2006.  The following table and notes present operating expenses for the nine months ended September 30, 2006 and 2005 and describe significant year-over-year variances:

	Nine months ended		Increase
	September 30		(Decrease)	Percent
(In millions)	2006	2005	from 2005	Change	Note
Operating Expenses
Aircraft fuel and taxes	$2,578	$2,313	$265	11.5%	A
Salaries, wages and benefits	2,029	2,933	(904)	(30.8)	B
Selling and marketing	583	634	(51)	(8.0)	C
Aircraft maintenance materials and repairs	542	509	33	6.5	D
Other rentals and landing fees	436	482	(46)	(9.5)	E
Depreciation and amortization	390	413	(23)	(5.6)	F
Aircraft rentals	174	341	(167)	(49.0)	G
Regional carrier expenses	1,088	1,162	(74)	(6.4)	H
Other	1,122	1,242	(120)	(9.7)	I
Total operating expenses	$8,942	$10,029	$(1,087)	(10.8)%

A.           Aircraft fuel and taxes were higher due to a 26.2% increase in the average fuel cost per gallon to $2.05, partially offset by 11.3% fewer gallons consumed.  Fuel expense for the nine months ended September 30, 2006 includes $17.4 million in hedge transaction losses.

B.             Salaries, wages and benefits decreased primarily due to consensually agreed upon CBAs, wage reductions imposed under Section 1113, mechanic pay and headcount reductions, the reduced level of flying, and curtailment charges recorded as pension expense in 2005.

C.             Selling and marketing expense decreases were primarily due to a decline in enplanements, a shift in the volume of bookings made by travel agents via CRS to nwa.com, and lower booking fee rates.

D.            Aircraft maintenance materials and repairs expense increased largely due to higher maintenance volume in the first half of the year compared to 2005 and the shift to third party maintenance vendors versus internally completed maintenance work.

E.              Other rentals and landing fees decreased due to reduced facility rents and fewer overall landings.

F.              Depreciation expense is lower as a result of owned aircraft, and related inventory and equipment, permanently removed from service.

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

Other Income and Expense.  Non-operating expense increased $2.7 billion year-over-year primarily due to reorganization expenses.  See “Note 5 – Reorganization Related Items” for additional information related to reorganization expense.

Liquidity and Capital Resources

As of September 30, 2006, the Company’s total liquidity, consisting of unrestricted cash, cash equivalents and short-term investments, was $2.07 billion.  This amount excludes $702 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows. Liquidity increased by $811 million during the nine months ended September 30, 2006, primarily due to net cash provided by operating activities, partially offset by net cash used in financing and investing activities as discussed below.

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2006, was $1.2 billion, which compares with $365 million of cash used in operating activities for the nine months ended September 30, 2005.  The increase in net cash provided by operations was due to a net profit, excluding reorganization items, in 2006.  Reorganization expenses are comprised of mainly non-cash items.

Investing Activities.  Investing activities during the nine months ended September 30, 2006, consisted primarily of the purchase of three A330-200 aircraft and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Investing activities for the nine months ended September 30, 2006 also included additional funding to the Company’s irrevocable tax trust and increased vendor holdback amounts, which increased the Company’s restricted cash, cash equivalents and short-term investments balance.  Investing activities for the nine months ended September 30, 2005, other than aircraft and related purchases and short-term investments, included $279 million of funding to the Company’s irrevocable tax trust, proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines, and $102 million in proceeds from the sale of Prudential Financial Inc. common stock.

Financing Activities.  Financing activities during the nine months ended September 30, 2006, consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to the purchase of six of the Company’s 757-200 aircraft), representing a 42% discount off the outstanding balance of the notes.  As a result of the notes repurchased, the Company now owns the six 757-200 aircraft free of any liens.  Financing activities in the nine months ended September 30, 2005, included financing one Airbus A330 aircraft with long-term debt, debt proceeds of $227 million from three secured financing agreements, debt proceeds of $101 million from the financing of certain of the Company’s properties in Tokyo, repayment of $188 million unsecured notes due in March 2005, plus payment of other debt and capital lease obligations.

In addition to the one A330-200 aircraft financed with debt proceeds described above, the Company also took delivery of two other Airbus A330-200 aircraft during the nine months ended September 30, 2006.  The Airbus A330-200 aircraft were acquired largely through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s consolidated balance sheets, but are not classified as a cash flow activity.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under these arrangements, the aggregate amount of debt incurred totaled approximately $214 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the nine months ended September 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2006	2005	2006	2005

Airbus A319	—	—	—	4
Airbus A330-200	1	—	2	—
Airbus A330-300	—	1	—	2
Bombardier CRJ - 440	—	—	—	12
Bombardier CRJ - 200	—	—	—	12
	1	1	2	30

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

remainder of	2006	$39
	2007	147
	2008	1,546	*
	2009	198
	2010	145

*$1.215 billion represents the amount due under the Company’s DIP Facility (as defined below) in 2008; if the DIP Facility is converted to exit financing the maturity date will be extended five years with $1.162 billion due in 2013.

On August 21, 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP Facility”) with a number of banks and institutions.  Under this agreement, Northwest is the borrower and NWA Corp., Northwest Airlines Holdings Corporation and NWA Inc. are the guarantors.  Proceeds from the financing were used to pay off the previously existing $975 million term loan with accrued interest, to pay underwriting fees and expenses for the new financing, and to set aside $59.8 million in reserve to settle disputed claims related to potential default interest and prepayment penalties asserted by the administrative agent under the previous credit agreement.  In October 2006, the Company and the administrative agent under the previous credit agreement reached an agreement as to the settlement amount to be paid by the Company, subject to Bankruptcy Court approval.  As of September 30, 2006, the Company had adequately accrued for the entire settlement amount.

The DIP Facility consists of a $1.05 billion term loan facility and a $175 million revolving credit facility, both of which are required to be fully drawn during the Company’s bankruptcy proceeding.  The term of the DIP Facility is the earlier of the Company’s exit from bankruptcy or two years and the DIP Facility bears an interest rate of LIBOR plus 2.50%, which as of September 30, 2006 was 7.90%.  The DIP Facility is secured by a first lien on the Company’s Pacific route authorities which were last appraised in January 2006 at $3.3 to $4.1 billion.  Additionally, the Company’s obligations to the lenders have super-priority status while the Company is in bankruptcy.  The DIP Facility has a credit rating of BBB- from Standard & Poor’s Ratings Services (“S&P”) and a Ba2 from Moody’s Investors Service, Inc. (“Moody’s”).

Subject to the Company meeting certain conditions, including emerging from bankruptcy on or prior to August 21, 2008, the DIP Facility can be converted to exit financing.  The final maturity, in such an event, will be August 21, 2013.  The principal portion of the term loan will be repaid at 1.0% per year (as is the case under the DIP Facility) with the balance of 94% due at maturity.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the exit financing will continue to bear interest at LIBOR plus 2.50%, subject to certain potential adjustments described below.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.

The conditions to convert the DIP Facility to exit financing on emergence from bankruptcy include, among other items, a confirmed plan of reorganization, labor savings and pension relief, a minimum of $2.0 billion in unrestricted cash and available committed credit facilities, a collateral coverage ratio of at least 1.50 to 1.00, and continuation of ratings coverage of the exit financing by S&P and Moody’s. At conversion, the interest rate of LIBOR plus 2.50% remains in place for the exit financing, but is subject to the following potential increases:

•      0.50% per annum for so long as either S&P’s rating or Moody’s rating of the facility is less than BB- or Ba3, respectively

•      0.50% per annum for so long as the collateral coverage ratio is 1.75 to 1.00 or less

Both the DIP Facility and, upon its conversion, the exit financing require ongoing compliance with the following financial covenants:

•      Unrestricted cash of at least $750 million

•      Collateral coverage ratio of at least 1.50 to 1.00

•      Fixed charge coverage ratio as set forth below:

Four Consecutive Fiscal Quarters Ending	Minimum Ratio of EBITDAR to Consolidated Fixed Charges
December 31, 2006	1.15 to 1.00
March 31, 2007	1.20 to 1.00
June 30, 2007	1.30 to 1.00
September 30, 2007	1.40 to 1.00
December 31, 2007 and each quarter ending thereafter	1.50 to 1.00

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, which have been assumed by the Company post Chapter 11 filing, will be approximately (in millions):

remainder of	2006	$303
	2007	1,453
	2008	2,019
	2009	537
	2010	768

During the first quarter of 2006, the Company finalized agreements with Airbus and Pratt & Whitney that permit continued delivery and financing of the remaining 12 A330-300 and A330-200 wide-body aircraft that Northwest had on order.  Airbus agreed to provide financing for 9 of the 12 A330s, and Pratt & Whitney will provide financing for the remainder.

On October 5, 2006, the Company announced that it placed firm orders for 36 Bombardier CRJ900 aircraft and 36 Embraer 175 aircraft with deliveries scheduled to commence in May 2007.  If operated by an owned affiliate, the Company intends to finance these aircraft through manufacturer provided or arranged debt financing.  The respective agreements with Bombardier and Embraer also grant the Company options and purchase rights for an additional 96 CRJ900 aircraft and 136 Embraer 175 aircraft.  Compass Airlines, an indirect subsidiary of NWA Corp., will operate the 36 Embraer 175 aircraft as Northwest Airlink.  The operator of the 36 Bombardier aircraft will be designated at a later date.

On October 19, 2006 the Company announced agreements with The Boeing Company and Rolls-Royce plc which will allow Northwest to take delivery of its first Boeing 787 aircraft in August 2008.  Northwest expects to introduce the new 787 Dreamliner into commercial service in October 2008.  These agreements provide for the assumption of the Company’s purchase agreement for 18 Boeing 787s, equipped with Rolls-Royce Trent 1000 engines, which was entered into in May 2005.  Introduction of the Boeing 787 aircraft to the Company’s fleet is a key element to the Company’s overall restructuring plan.  The Boeing and Rolls-Royce agreements were approved by the Bankruptcy Court on November 7, 2006.  These agreements restructured pre-petition aircraft purchase commitments the Company has related to its May 2005 order.  In connection with these agreements the Company also restructured certain secured loan arrangements with Boeing, including loans secured by aircraft and accounts receivable, and will repay a loan secured by Northwest’s equity investment in its regional carriers

Fleet commitments associated with the Company’s agreements with Bombardier, Embraer, Boeing and Rolls-Royce plc, approved by the Bankruptcy Court after September 30, 2006, are included in the table of aircraft commitments above.

Pension Funding Obligations. The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

Northwest also sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents.  The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees.  Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits.  Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement.  Medical and dental benefit plans are unfunded and costs are paid as incurred.  The pilot group is provided Company-paid life insurance coverage in amounts that decrease based on age at retirement and age at time of death.

The 2006 Pension Act was signed into law on August 17, 2006. The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election  (1) the funding waivers that Northwest received for the 2003 plan year contributions are deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan has no deficiency as of September 30, 2006.  However, new contributions that come due under the 2006 Pension Act funding rules must be paid even while Northwest is in bankruptcy.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

It is Northwest’s policy to fund annually at least the minimum contribution as required by ERISA.  However, as a result of the commencement of Northwest’s Chapter 11 case, Northwest did not make minimum cash contributions to its defined benefit pension plans that were due after September 14, 2005.  Subsequent to Northwest’s bankruptcy filing and prior to its election under the 2006 Pension Act, Northwest paid the normal cost component of the plans’ minimum funding requirements relating to service rendered post-petition and certain interest payments associated with its 2003 Contract Plan and Salaried Plan year waivers.  As noted above, effective October 1, 2006, Northwest elected the special funding rules available to commercial airlines.

As a result of Northwest’s Chapter 11 filing it has appointed an independent fiduciary for all of its tax-qualified defined benefit pension plans.  The fiduciary is charged with pursuing, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest is not continuing to fund the plans due to bankruptcy prohibitions.

Northwest’s 2006 calendar year contributions to qualified defined benefit plans approximate $61 million, all of which has been paid as of September 30, 2006.  In 2007, Northwest’s calendar year contributions to its frozen defined benefit plans and the replacement plans (taking into account the new funding provisions of the 2006 Pension Act) are estimated to range between $120 million and $160 million based on current assumptions.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company hedged $50 million of its yen-denominated sales in the three months ended September 30, 2006, resulting in an effective rate of 101.6 yen per U.S. dollar, the prevailing average contract rate for the period.  The Company hedged $73.3 million of its yen-denominated sales in the three months ended September 30, 2005, resulting in an effective rate of 105 yen per U.S. dollar, the prevailing average contract rate for the period.  The average market yen rate for the quarters ended September 30, 2006 and 2005 was 113.5 and 109.5, respectively.  At September 30, 2006, the Company had hedged approximately 4.1% of its remaining 2006 anticipated yen-denominated sales at an average rate of 100.9 yen per U.S. dollar, and has recorded $0.8 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing an $18 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of September 30, 2006, the Company had hedged the price of approximately 50% of its projected fuel requirements for the last quarter of 2006.  The hedged fuel requirements are materially split between two collar options established at a crude oil price of $65 to $79.40 per barrel and $65 to $74.99 per barrel, respectively.  Effective August 31, 2006, the Company’s outstanding fuel hedge contracts failed to qualify for hedge accounting treatment.  The Company is currently recording any adjustment in the contracts’ values as mark-to-market adjustments through the statement of operations on a monthly basis.  Losses of $17.6 million were recorded as additional fuel expense during the three months ended September 30, 2006.  As of September 30, 2005, there were no outstanding fuel hedges or unrealized gains (losses) on outstanding fuel hedges in accumulated other comprehensive income (loss).

In October 2006, the Company entered into two collar options associated with its projected 2007 fuel requirements.  The first collar option, established at a crude oil price of $56.70 to $72 per barrel, hedges approximately 10% of the Company’s projected fuel requirements for the first half of 2007; and the second collar option, established at a crude oil price of $53.90 to $72 per barrel, hedges approximately 10% of the Company’s projected fuel requirements for full year 2007.  Therefore, in total, the Company has effectively hedged approximately 20% of its projected fuel requirements for the first half of 2007, and approximately 10% of its projected fuel requirements for the second half of 2007.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.   As of September 30, 2006, the Company has recorded $2.8 million of unrealized losses in accumulated other comprehensive income (loss) associated with those hedges.

War Risk Insurance.  As a result of the Air Transportation Safety and System Stabilization Act (“Airline Stabilization Act”), the U.S. Homeland Security Act and the U.S. Emergency Wartime Supplemental Appropriations Act, the U.S. federal government assumes most war risk coverage.  Following multiple extensions, this coverage is scheduled to expire on December 31, 2006.  While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last or at what cost the coverage will be provided.  Refer to “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005 for additional discussion regarding war risk coverage and insurance costs.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein.  Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1. Business - Risk Factors Related to Northwest and the Airline Industry” in the Company’s Annual Report on Form 10-K for 2005.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of September 30, 2006, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal third quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2005.

In addition, see “Labor Cost Restructuring” in “Note 2 – Voluntary Reorganization Under Chapter 11”, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring Overview”, relating to the strike injunction litigation with the AFA-CWA.

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

Item 6.    Exhibits.

(a)   Exhibits:

10.1

Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

10.2	Route Security Agreement dated as of August 21, 2006 between Northwest Airlines, Inc. and Citicorp USA, Inc., as Collateral Agent
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November 2006.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

10.2	Route Security Agreement dated as of August 21, 2006 between Northwest Airlines, Inc. and Citicorp USA, Inc., as Collateral Agent
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer