Form 10-K
period 2006-12-31
NORTHWEST AIRLINES CORP
filed 2007-03-16
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $49 million.

As of January 31, 2007, there were 87,381,308 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K will be provided in accordance with General Instruction G3 no later than April 30, 2007.

PART I

Item 1.  BUSINESS

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the indirect parent corporation of Northwest Airlines, Inc. (“Northwest”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  Northwest operates the world’s sixth largest airline, as measured by 2006 revenue passenger miles (“RPMs”), and is engaged in the business of transporting passengers and cargo.  Northwest began operations in 1926.  Northwest’s business focuses on the operation of a global airline network through its strategic assets that include:

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

•                  a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”);

•                  membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines, Korean Air and Aeroflot;

•                  agreements with three domestic regional carriers, including Pinnacle Airlines, Inc. (“Pinnacle Airlines”) and Mesaba Aviation, Inc. (“Mesaba”), each of which operates as Northwest Airlink, and Compass Airlines, Inc. (“Compass”), a wholly-owned subsidiary, which will operate as a Northwest Airlink carrier;

•                  a cargo business that operates a dedicated freighter fleet of aircraft through hubs in Anchorage and Tokyo.

Northwest’s business strategies are designed to utilize these assets to the Company’s competitive advantage.

The Company maintains a Web site at http://www.nwa.com.  Information contained on the Company’s Web site is not incorporated into this annual report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about the Company are available free of charge through its Web site at http://ir.nwa.com as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  For information or questions concerning the Company’s Chapter 11 restructuring see: http://www.nwa-restructuring.com.

See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of trends and factors affecting the Company and the airline industry.  The Company is managed as one cohesive business unit, but employs various strategies specific to the geographic regions in which it operates.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 19 — Geographic Regions” for a discussion of Northwest’s operations by geographic region.

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

Due to our Chapter 11 proceedings, the realization of assets and the satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty, and accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting will have a material impact on the consolidated financial statements of the new financial reporting entity.

Plan of Reorganization.  On January 12, 2007, NWA Corp. and thirteen of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (“Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and the First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan” or “Plan of Reorganization”).  Copies of the Plan and the Disclosure Statement were attached as Exhibits 99.2 and 99.3, respectively, to our Current Report on Form 8-K dated February 16, 2007.

On March 2, 2007, the Company filed a motion with the Bankruptcy Court, requesting that its exclusivity period for filing a reorganization plan be extended to June 29, 2007.  During the exclusivity period, which is currently set to expire March 16, 2007, only the Company can propose a reorganization plan.

The Plan provides for the treatment of claims of creditors, the implementation of agreements with key labor groups, lenders, and suppliers, as well as the raising of new equity capital by NWA Corp.  The Plan proposes to restructure the Company’s balance sheet through the elimination of all pre-petition unsecured debt.  In exchange for their allowed claims, unsecured creditors will receive Common Stock of the reorganized NWA Corp. and the right to purchase additional Common Stock in a rights offering. Because all unsecured creditor claims will not be satisfied in full, the pre-petition equity holders’ interests in NWA Corp.’s Common and Preferred Stock will be cancelled, and those holders will not receive a distribution.

A hearing on the adequacy of information in the Disclosure Statement is scheduled for March 26, 2007.  After approval by the Bankruptcy Court, the Company will distribute the Plan and Disclosure Statement to its creditors and begin a period of solicitation of creditors for acceptance of the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.

Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court, which the Company currently expects to occur during the second quarter of 2007.  However, there can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully.

Restructuring Goals.  The Company identified three major elements essential to transforming its business and has substantially completed the actions necessary to achieve its targeted business improvements.  The three major elements included:

•      Achieving approximately $2.4 billion in annual cost reductions, including both labor and non-labor costs;

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 billion, providing debt and equity levels consistent with long-term profitability.

The Company used the provisions of Chapter 11 and other changes implemented in its business to achieve its targeted restructuring improvements.  Outlined below is an overview of significant transactions related to labor and non-labor cost restructuring, fleet optimization, and the Company’s balance sheet restructuring efforts.

Labor Cost Restructuring.  The Company has ratified collective bargaining agreements (“CBAs”) or implemented contractual terms and conditions which collectively provide for approximately $1.4 billion in annual labor cost savings.  The Company has reached consensual agreement on CBAs with the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”).  The agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.   In addition, the Company imposed contract terms on its technicians represented by the Aircraft Mechanics Fraternal Association (“AMFA”) in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”) on July 31, 2006.  On November 6, 2006, the Company reached a ratified agreement with AMFA to end the labor dispute with the airline’s technicians.  The agreement maintains the necessary annual labor cost savings from AMFA-represented employees.

Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its CBAs if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.   In October 2005, the Company commenced Section 1113(c) proceedings with ALPA, the IAM and the Professional Flight Attendants Association (“PFAA”) and has subsequently reached consensual agreement with ALPA and the IAM.

With respect to the Company’s flight attendants, the Company reached a tentative agreement on a new contract with its flight attendants represented by the PFAA on March 1, 2006 (the “March TA”).  On June 6, 2006, the PFAA announced that the flight attendants failed to ratify the tentative agreement.  As a result of the flight attendants’ failure to ratify this agreement, the Company requested a ruling from the Bankruptcy Court on its Section 1113(c) motion to reject its existing flight attendant labor agreement and to permit the Company to impose new contract terms.  On June 29, 2006, the Bankruptcy Court granted the Company’s Section 1113(c) motion to reject its contract with the flight attendants and authorized the Company to implement the terms of the March TA; however, the Bankruptcy Court stayed implementation of the order until July 17, 2006.

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the AFA-CWA.  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a new tentative agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals.  Arguments related to this matter were heard on November 28, 2006 and the appeal is pending.  In addition, the Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.   A strike or other form of self-help could have a material adverse effect on the Company.  In addition, if the Company does not achieve the targeted level of savings under a flight attendant agreement, the amount of labor savings achieved through its other ratified CBAs would be subject to reduction.

On February 12, 2007, the AFA-CWA filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court’s decision to grant the Debtors’ Section 1113(c) motion to reject the Debtors’ CBA with the flight attendants. The Debtors believe the motion is without merit and will oppose the AFA-CWA’s motion in the Bankruptcy Court.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.  Negotiations with the committee formed to represent the Company’s retirees are ongoing.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its current target of $350 million in annual savings.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, lower distribution, insurance and interest costs and optimization of other contractual relationships.  The Company estimates it has realized approximately $100 million of the targeted savings in 2006, with the majority of the remaining savings expected to be realized in 2007.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network by reducing system-wide capacity by 9.2 percent during the first year in bankruptcy.  For the full year 2006, the Company reduced its system-wide consolidated available seat miles by 7.5 percent.  The Company also reached new agreements and affirmed existing  arrangements on new aircraft as part of its fleet optimization.  The Company affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and ordered 72 76-seat regional jets that will be introduced in 2007.  The dual class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company accelerated the retirement of the DC10 and Boeing 747-200 wide-body aircraft as well as the Avro RJ85 fleet.

Balance Sheet Restructuring.  Under the Plan, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense.  The elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise” for additional information.

General Bankruptcy Matters.  As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005 an Official Committee of Unsecured Creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization.  There can be no assurance that the Creditors’ Committee will support the Company’s positions or plan of reorganization.

With the exception of the Company’s non-debtor subsidiaries, the Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  In conjunction with the commencement of the Chapter 11 case, the Debtors obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case.  The most significant of these orders (i) authorize the Company to honor pre-petition obligations to customers, (ii) authorize the Company to honor obligations to employees for pre-petition employee salaries, wages, incentive compensation and benefits, and (iii) permit the Debtors to operate their consolidated cash management system during the Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Chapter 11 case.

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

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) was August 16, 2006.  A proof of claim arising from the rejection of an executory contract must be filed the later of the Bar Date or 30 days from the effective date of the authorized rejection.  As of December 31, 2006, the dollar amount of all claims filed against the Debtors, as reflected on the claims register, totaled approximately $129 billion. Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. The Debtors believe that many of these claims are subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim.  The foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the Bar Date.  While significant progress has been made to date, the Debtors are still in the process of resolving claims in accordance with the claims resolution procedures approved by the Court; however, completion of this process will likely occur well after confirmation of the Debtors’ Plan.  The Debtors believe that the aggregate dollar amount of unsecured claims currently appearing on the claims register far exceeds the total dollar amount of unsecured claims that will ultimately be allowed against the Debtors in the cases.  Although the ultimate dollar amount of such claims is not known at this time, the Debtors estimate that the amount of unsecured claims will be in the range of $8.75 billion to $9.5 billion.  This estimate is subject to significant uncertainties relating to the resolution of various claims, including the resolution of contingent and unliquidated claims such as litigation.  As a result, there can be no assurance that the ultimate amount of such allowed claims will not exceed $9.5 billion.

The Debtors have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court, and we have classified these as liabilities subject to compromise in the Consolidated Balance Sheets.   See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise” for additional information.  The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors.  However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.  In addition, other claims may be recorded as a result of the Debtors claims resolution process.

Securities Trading Matters.  On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the Common Stock and debt interests in the Company.  The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12 — Income Taxes” for further information related to the Company’s NOLs.

The Company’s Common Stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, under the Company’s Plan, no value is ascribed to the Company’s outstanding Common Stock, Preferred Stock or other equity securities.  Upon the effective date of the Plan, the outstanding Common and Preferred Stock of the Company will be cancelled for no consideration and therefore the Company’s stockholders will no longer have any interest as stockholders in the Company by virtue of their ownership of the Company’s Common or Preferred Stock prior to emergence from bankruptcy.

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

Request for Equity Committee.  On or about November 22, 2006, certain equity holders of the Debtors requested, by letter, that the United States Trustee appoint a committee of equity security holders.  By letters dated December 26, 2006, the United States Trustee denied this request.  On January 11, 2007, an ad hoc committee of equity security holders filed a motion in the Bankruptcy Court seeking to compel the United States Trustee to appoint an equity committee.  On February 28, 2007, the equity holders withdrew their request to appoint an equity committee.  Subsequently, they have sought the appointment of an examiner to investigate the Company’s plans regarding industry consolidation.  The Debtors do not believe this request is appropriate, and will oppose it in the Bankruptcy Court.

Operations and Route Network

Northwest and its Airlink partners operate substantial domestic and international route networks and directly serve more than 240 destinations in 26 countries in North America, Asia and Europe.

Domestic System

Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

Detroit.  Detroit is the ninth largest origination/destination hub in the U.S.  Northwest and its Airlink carriers together serve over 150 destinations from Detroit.  For the six months ended June 30, 2006, they enplaned 56% of originating passengers from Detroit, while the next largest competitor enplaned 13%.

Minneapolis/St. Paul.  Minneapolis/St. Paul is the eighth largest origination/destination hub in the U.S.  Northwest and its Airlink carriers together serve over 160 destinations from Minneapolis/St. Paul.  For the six months ended June 30, 2006, they enplaned 61% of originating passengers from Minneapolis/St. Paul, while the next largest competitor enplaned 13%.

Memphis.  Memphis is the seventeenth largest origination/destination hub in the U.S.  Northwest and its Airlink carriers together serve 90 destinations from Memphis.  For the six months ended June 30, 2006, they enplaned 60% of originating passengers from Memphis, while the next largest competitor enplaned 12%.

Other Domestic System Operations.  Domestic “non-hub” operations include service to as many as 16 destinations from Indianapolis, service from several heartland cities to New York, Washington D.C. and Florida destinations, and service from several west coast gateway cities to Hawaii.

International System

Northwest operates international flights to the Pacific and/or the Atlantic regions from its Detroit, Minneapolis/St. Paul and Memphis hubs, as well as from gateway cities including Boston, Honolulu, Los Angeles, San Francisco, Seattle, and Portland.

        Pacific.  Northwest has served the Pacific market since 1947 and has one of the world’s largest Pacific route networks.  Northwest’s Pacific operations are concentrated at Narita International Airport in Tokyo, where it has 376 permanent weekly takeoffs and landings (“slots”) as of December 31, 2006, the most for any non-Japanese carrier.  Under the U.S. — Japan bilateral aviation agreement, Northwest has the right to operate unlimited frequencies between any point in the U.S. and Japan as well as extensive “fifth freedom” rights.  Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers.  Northwest and United Airlines, Inc. (“United”) are the only U.S. passenger carriers that have fifth freedom rights from Japan.  Northwest uses these slots and rights to operate a network linking seven U.S. gateways and 12 Asian destinations via Tokyo.  The Asian destinations served via Tokyo are Bangkok, Beijing, Busan, Guam, Guangzhou, Hong Kong, Manila, Nagoya, Saipan, Seoul, Shanghai, and Singapore.  Additionally, Northwest flies nonstop between Detroit and Osaka and Nagoya, and uses its fifth freedom rights to fly beyond Osaka to Taipei and beyond Nagoya to Manila.  Northwest also operates nonstop service between Nagoya and Guam and Saipan and between Osaka and Guam and Honolulu.

        Atlantic.  Northwest and KLM operate an extensive transatlantic network pursuant to a commercial and operational joint venture.  This joint venture benefits from having antitrust immunity, which allows for coordinated pricing, scheduling, product development and marketing.  In 1992, the U.S. and the Netherlands entered into an “open-skies” bilateral aviation treaty, which authorizes the airlines of each country to provide international air transportation between any U.S. — Netherlands city pair and to operate connecting service to destinations in other countries.  Northwest and KLM operate joint service between Amsterdam and 17 cities in the U.S., Canada and Mexico, as well as between Amsterdam and India.  Codesharing between Northwest and KLM has been implemented on flights to 59 European, seven Middle Eastern, 13 African, five Asian and 176 U.S. cities.  Codesharing is an agreement whereby an airline’s flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft.  After September 2007, the Northwest-KLM joint venture can be terminated on three years’ notice.  In May 2004, Air France acquired KLM, and KLM and Air France became wholly-owned subsidiaries of a new holding company.

        See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 19 — Geographic Regions” for a discussion of Northwest’s operations by geographic region.

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

        Since 1998, Northwest and Continental have been in a domestic and international commercial alliance that connects the two carriers’ networks and includes extensive codesharing, frequent flyer program reciprocity and other cooperative marketing programs.  The alliance agreement has a term through December 31, 2025.

In August 2002, the Company entered into a commercial alliance agreement with Continental and Delta.  This agreement is designed to connect the three carriers’ domestic and international networks and provides for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative marketing programs.  The combined network has increased Northwest’s presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.  The alliance agreement has a term through June 12, 2012, and if not terminated on that date, continues in effect for five more years.

In September 2004, Northwest, together with KLM and Continental Airlines, joined the global SkyTeam Alliance.  The addition of Northwest, KLM and Continental made SkyTeam the world’s second largest airline alliance.  The ten members of the SkyTeam alliance, Northwest, KLM, Continental, Delta, Air France, Alitalia, AeroMéxico, CSA Czech Airlines, Korean Air, and Aeroflot currently serve over 372 million passengers annually with more than 14,600 daily departures to 728 destinations in 149 countries.  Northwest customers are now able to accrue and redeem frequent flyer miles in their WorldPerks accounts and enjoy travel on any flight operated by a SkyTeam Alliance member carrier.  This alliance affords customers the benefits and service options when traveling on multiple airlines while being treated similarly to a customer traveling on a single airline.  The alliance agreement has a term through June 12, 2012, and if not terminated on that date, continues in effect for five more years.

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

Northwest and its SkyTeam Alliance and other travel partners currently provide a global network to over 900 cities in more than 160 countries on six continents.

Regional Partnerships

Northwest has airline services agreements with three regional carriers: Pinnacle Airlines, Mesaba and Compass.  Pursuant to the airline service agreements, these regional carriers are required to operate their flights under the Northwest “NW” code and operate as Northwest Airlink.  The purpose of these airline services agreements is to provide service to small cities and more frequent service to larger cities, increasing connecting traffic at Northwest’s domestic hubs.  The business terms of these agreements involve capacity purchase arrangements.  Under these arrangements, Northwest controls the scheduling, pricing, reservations, ticketing and seat inventories for Pinnacle Airlines and Mesaba flights.  Northwest is generally entitled to all ticket, cargo and mail revenues associated with these flights.  The regional carriers are paid based on operations for certain expenses and receive reimbursement for other expenses.

Pinnacle Airlines.  Pinnacle operated 124 of Northwest’s fleet of Bombardier Canadair Regional Jet (“CRJ”) CRJ200 aircraft as of December 31, 2006.  The Company owns 11.4% of the Common Stock of Pinnacle Airlines Corp. and accounts for this investment under the equity method of accounting.  The Pinnacle Airlines Corp. Common Stock had a market value of $42.0 million and a book value of $11.8 million as of December 31, 2006.

On December 21, 2006, the Debtors’ filed a motion for entry into an amended airline services agreement (“Amended Pinnacle ASA”) and related agreements with Pinnacle Airlines.  On January 11, 2007, the Court entered an order granting the motion.  The Amended Pinnacle ASA provides that Pinnacle Airlines will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms of an amended Pinnacle ASA, Northwest granted Pinnacle Airlines an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Debtors, which resulted in an incremental charge to reorganization expense of $306.7 million in January 2007.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle Airlines’ performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle Airlines claims.

Mesaba.  Mesaba, a wholly-owned subsidiary of MAIR Holdings, Inc. (“MAIR”), is the operator of 49 SAAB 340 turbo-prop aircraft and one CRJ200 aircraft.  On October 13, 2005, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota (Case No. 05-39258 (GFK)).  In accordance with the provisions of the Bankruptcy Code, Mesaba continues to operate its business as a debtor-in-possession.  As of December 31, 2006, the Debtors owned 27.5% of MAIR’s Common Stock.  The market value of this investment as of December 31, 2006 was $40.6 million and the book value was $19.8 million.

On January 22, 2007, the Debtors entered in to a Stock Purchase and Reorganization Agreement with Mesaba and a Stock Purchase Agreement with Mesaba’s parent, MAIR; these agreements were subsequently approved by the Bankruptcy Court.  Pursuant to the agreement, the Debtors’ agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Debtors.  The Debtors’ also agreed to resolve all outstanding claims with MAIR and to sell to MAIR all of Northwest’s stock in MAIR.  Northwest intends to enter into a new airline services agreement with Mesaba pursuant to which Mesaba will continue to provide Northwest Airlink services to Northwest at rates consistent with Northwest’s cost savings targets. Northwest has entered into an agreement to acquire Mesaba and has announced its intention, subject to consummation of the transaction, to have Mesaba operate 36 76-seat CRJ900 aircraft, which are currently on order.

Additionally, Mesaba filed its plan of reorganization (the “Mesaba Plan”) and its disclosure statement with respect to the Mesaba Plan (the “Mesaba Disclosure Statement”) with the United States Bankruptcy Court for the District of Minnesota on January 22, 2007 and January 24, 2007, respectively.  On February 28, 2007, the Mesaba Disclosure Statement was approved.  A confirmation hearing is scheduled for April 9, 2007.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 18 — Related Party Transactions” regarding the Company’s transactions with Pinnacle Airlines and Mesaba.

Compass.  Compass Airlines, Inc., a wholly-owned indirect subsidiary of NWA Corp., was established on March 15, 2006 to operate as a Northwest Airlink carrier.  When Compass commences flight operations, which is expected to occur later in 2007, it will initially operate one 50-seat CRJ200 aircraft.  Thereafter, Northwest expects to place up to 36 76-seat Embraer 175 regional jet aircraft, which are currently on order, at Compass to be operated by Compass under an airline services agreement with Northwest.

Cargo

The Company is the largest cargo carrier among U.S. passenger airlines based on revenue, and the only one to operate a dedicated freighter fleet.  In 2006, cargo accounted for 7.5% of the Company’s operating revenues, with approximately 80% of its cargo revenues resulting from cargo originating in or destined for Asia.  Through its cargo hubs in Anchorage and Tokyo, the Company serves most major air freight markets between the U.S. and Asia with a fleet of dedicated Boeing 747-200 freighter aircraft.  In addition to revenues earned from the dedicated freighter fleet, the Company also generates cargo revenues in domestic and international markets through the use of cargo space on its passenger aircraft.

In 2004, the United States and the People’s Republic of China agreed to a series of amendments to the 1980 U.S. — China Air Transport Agreement.  The amendments provide for a significant expansion of air services between the two countries.  On September 3, 2004, the Department of Transportation (“DOT”) awarded Northwest six additional U.S. — China all-cargo frequencies, which the Company is using for freighter service to Shanghai, via its cargo hubs in Anchorage and Tokyo.  Additionally, on February 22, 2005, the DOT awarded Northwest three additional U.S. — China all-cargo frequencies that became available on March 25, 2006.  The Company used these frequencies to start up new freighter all-cargo service to Guangzhou via the Tokyo hub.  On August 24, 2006, the DOT awarded Northwest four additional US — China all-cargo frequencies that will become available on March 25, 2007.  The Company intends to use these frequencies to expand the Guangzhou freighter service.

Effective September 30, 2005, Northwest Airlines Cargo joined SkyTeam Cargo.  SkyTeam Cargo is the largest global airline cargo alliance.  The eight members of SkyTeam Cargo, Northwest Airlines Cargo, AeroMéxico Cargo, Air France Cargo, Alitalia Cargo, CSA Cargo, Delta Air Logistics, KLM Cargo, and Korean Air Cargo, currently serve more than 900 cities in more than 229 countries on six continents.  This alliance offers customers a consistent standard of performance, quality and detailed attention to service.

Other Travel Related Activities

MLT Inc.  MLT Inc. (“MLT”), an indirect wholly-owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the United States.  MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals.  In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.  These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations.  In 2006, MLT had $495 million in operating revenues.

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

Employees

The airline industry is labor-intensive and as of December 31, 2006, the Company had approximately 30,000 full-time equivalent employees of whom approximately 1,900 were foreign nationals working primarily in Asia. Unions represent approximately 85% of the Company’s employees. CBAs provide standards for wages, hours of work, working conditions, settlement of disputes and other matters. The major agreements with domestic employees became amendable or will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date

Pilots	4,500	Air Line Pilots Association, International (“ALPA”)	12/31/2011

Agents and Clerks	6,300	International Association of Machinists & Aerospace Workers (“IAM”)	12/31/2011

Equipment Service Employees and Stock Clerks	5,000	International Association of Machinists & Aerospace Workers (“IAM”)	12/31/2011

Flight Attendants	7,400	Assocation of Flight Attendants - Communication Workers of America (“AFA-CWA”)	(a)

Mechanics and Related Employees	1,000	Aircraft Mechanics Fraternal Assocation (“AMFA”)	12/31/2011

(a)        See “Item 1A. Risk Factors - Risk Factors Related to Northwest and the Airline Industry” for additional information pertaining to the status of labor discussions with the Flight Attendants.

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

Aviation Security.  The TSA regulates civil aviation security under the Aviation and Transportation Security Act (“Aviation Security Act”).  This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives.  Since the events of September 11, 2001, Congress has mandated, and the TSA has implemented, numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines.  Funding for airline and airport security under the law is provided in part by a $2.50 per segment passenger security fee, subject to a limit of $10 per roundtrip.  In addition, the law authorizes the TSA to impose an air carrier fee, capped by the aggregate of costs paid by all air carriers in calendar year 2000 for screening passengers and property.  The per-carrier limit is capped at the amount expended by that individual air carrier in calendar year 2000.  This cap is to remain in effect until the TSA revises the per-carrier limit by market share or any other appropriate method.  In the fiscal year 2005 Department of Homeland Security Appropriations Act, Congress required the Government Accountability Office (“GAO”) to conduct a review of the carrier reported costs; as a result of this review, the GAO concluded that the industry-wide aviation security costs were underreported, leaving an uncollected air carrier fee.  In January 2006, the Company and a number of U.S. and foreign carriers were notified by the TSA that a substantial increase in the additional security fee would be imposed retroactively to the beginning of 2005, and continuing into 2006 and future years.  The Company, together with many other affected carriers, is currently disputing this fee assessment.  It is expected that aviation security laws and processes will continue to be under review and subject to change by the federal government in the future.

In November 2004, the TSA implemented a test of a passenger pre-screening program, named “Secure Flight,” utilizing passenger data provided to the TSA by U.S. airlines.  On December 17, 2004, the president signed into law the Intelligence Reform and Terrorism Prevention Act of 2004, which requires the TSA to take additional actions regarding passenger and air cargo security.

On April 7, 2005, the Bureau of Customs and Border Protection (“CBP”) issued a rule requiring airlines, for security screening purposes, to electronically transmit passenger and crew data to the CBP before flights arrive in or depart from the U.S.  The CBP also published a final rule in December 2003 requiring airlines to electronically transmit cargo data before cargo arrives in and departs from the U.S.

Airport Access.  Four of the nation’s airports, Chicago O’Hare, LaGuardia (New York), Kennedy International (New York) and Ronald Reagan National (Washington, D.C.), were designated by the FAA as “high density traffic airports.”  The number of takeoff and landing slots at these airports was limited during certain peak demand time periods.  Legislation passed in March 2000 resulted in the elimination of slot restrictions, effective July 2002 at Chicago O’Hare and January 2007 at LaGuardia and Kennedy International.  In August 2004, the FAA implemented temporary restrictions at Chicago O’Hare to limit congestion.  The Chicago O’Hare restrictions became a Final Rule effective October 2006 and will continue through October 2008.  The FAA also decided not to eliminate slot restrictions at LaGuardia as planned due to continued congestion; carriers are currently operating under a Final Order at LaGuardia, pending a proposed rulemaking process.  The Final Order will remain in effect until at least November 2008, the earliest that a Final Rule at LaGuardia could be put in place.  The FAA permits the buying, selling, trading or leasing of slots subject to certain restrictions.

Labor.  The Railway Labor Act (“RLA”) governs the labor relations of employers and employees engaged in the airline industry.  Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements.  The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur.  Pursuant to the RLA, Northwest has CBAs with six domestic unions representing nine separate employee groups.  In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia.  These agreements are not subject to the RLA, although Northwest is subject to local labor laws.

Under the RLA, an amendable labor contract continues in effect while the parties negotiate a new contract.  In addition to direct contract negotiations, the RLA also provides for mediation, potential arbitration of unresolved issues and a 30-day “cooling-off” period after the end of which either party can resort to self-help.  The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and, in the event of a strike, the hiring of replacement workers by the Company.   See “Item 1A. Risk Factors” for additional labor discussion.

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

Under the direction of the United Nations International Civil Aviation Organization (the “ICAO”), world governments, including the U.S., continue to consider more stringent aircraft noise certification standards than that contained in the ANCA.  A new ICAO noise standard (Chapter 4) was adopted in 2001 that established more stringent noise requirements for newly manufactured aircraft after January 1, 2006.  As adopted, the new rule is not accompanied by a mandatory phase-out of in-service Chapter 3 aircraft, including certain aircraft operated by Northwest.  FAA reauthorization legislation, known as “Vision 100 — Century of Aviation Reauthorization Act” and signed into law by the president on December 12, 2003, required the FAA to issue regulations implementing Chapter 4 noise standards consistent with ICAO recommendations.  In July 2005, the FAA issued a rule adopting Chapter 4 standards.  All of the Company’s aircraft will be in compliance with these new FAA rules either as Stage 3 or Stage 4 aircraft.

Safety.  The Company is subject to FAA jurisdiction pertaining to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety.  To ensure compliance with its regulations, the FAA requires all U.S. airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

Under FAA regulations, the Company has established, and the FAA has approved, maintenance programs for all aircraft operated by Northwest.  These programs provide for the ongoing maintenance of Northwest’s aircraft, ranging from frequent routine inspections to major overhauls.  Northwest’s aircraft require various levels of maintenance or “checks” and periodically undergo complete overhauls.  Maintenance programs are monitored closely by the FAA, with FAA representatives routinely present at Northwest’s maintenance facilities.  The FAA issues Airworthiness Directives (“ADs”), which mandate changes to an air carrier’s maintenance program.  These ADs (which include requirements for structural modifications to certain aircraft) are issued to ensure that the nation’s transport aircraft fleet remains airworthy.  Northwest is currently, and expects to remain, in compliance with all applicable requirements under all ADs and the FAA approved maintenance programs.  The Company is in the process of completing its operating certificate requirements for Compass with the FAA.

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

Civil Reserve Air Fleet Program.  Northwest renewed its participation in the Civil Reserve Air Fleet Program (“CRAF”), pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2006 and ending September 30, 2007, 19 Boeing 747-200/400 passenger aircraft, 16 Boeing 757-300 passenger aircraft, 13 Airbus A330-300 passenger aircraft, 11 Airbus A330-200 passenger aircraft and 12 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.  The program is a standby arrangement that allows the U.S. Department of Defense U.S. Air Force Air Mobility Command to call on some or all of these 71 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

Item 1A.  RISK FACTORS

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

Industry revenues are also impacted by growth of low cost airlines and the use of internet travel Web sites.  Using the advantage of low unit costs, driven in large part by lower labor costs, low cost carriers and carriers who have achieved lower labor costs are able to operate profitably while offering substantially lower fares.  Internet travel Web sites have driven significant distribution cost savings for airlines, but have also allowed consumers to become more efficient at finding lower fare alternatives than in the past by providing them with more powerful pricing information.  Such factors become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to protect market share, or raise cash quickly, irrespective of the impact to long-term profitability.

Global events have also significantly impacted airline industry revenue.  The war in Iraq depressed air travel, particularly on international routes.  The outbreak of Severe Acute Respiratory Syndrome (“SARS”) sensitized passengers to the potential for air travel to facilitate the spread of contagious diseases.  An escalation of the war in Iraq, or another outbreak of SARS, Avian flu, or other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and the Company by reducing revenues and impacting travel behavior.

Approval of the Company’s Plan of Reorganization is not assured.

In order to exit Chapter 11 successfully, the Company must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code.  The Plan must be voted on by holders of impaired claims, and must satisfy certain requirements of the Bankruptcy Code and be confirmed by the Bankruptcy Court.  Although we have filed our Plan for emergence from Chapter 11, there can be no assurance that the Plan will be approved by claim holders or confirmed by the Bankruptcy Court.

A strike or other form of self-help by the flight attendants could have a material adverse effect on the Company.

Labor has always been a critical issue for major airlines, including the Company.   Approximately 85% of our employees are represented by unions.  Salary and benefit costs are our second largest operating expense and reducing these expenses by approximately $1.4 billion was a major goal of our restructuring plan.  In connection with its labor cost restructuring, the Company has been successful in implementing new labor agreements with the majority of its labor groups including ALPA, the IAM, ATSA, TWU, NAMA and AMFA.

The Company has not reached a ratified consensual agreement with respect to its flight attendants, represented by the AFA-CWA.  For additional labor discussion, including background on the Company’s collective bargaining negotiations with its flight attendants and legal actions taken by the flight attendants, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Proceedings.”  In accordance with the Bankruptcy Court’s previous authorization, the Company implemented new contract terms and conditions for its flight attendants.  The Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.

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

The Company cannot predict, at this time, the outcome of the AFA-CWA’s appeal of the U.S. District Court’s ruling regarding the flight attendants’ right to strike or to engage in other job actions, nor can we predict the outcome of the negotiations with the AFA-CWA or when the AFA-CWA may be released by the NMB.  A strike or other form of self-help could have a material adverse effect on the Company.  In addition, if the Company does not achieve the targeted level of savings under a flight attendant agreement, the amount of labor savings achieved through its other ratified CBAs would be subject to reduction.

The Company’s degree of leverage may limit its financial and operating activities.

The Company will have significant indebtedness even after the Plan is consummated.  Further, our historical capital requirements have been significant and our future capital requirements are significant; these requirements may also be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. The Company cannot ensure that we will be able to obtain financing in the future.  Even if the Plan is approved and consummated, the Company cannot ensure that we will not experience losses in the future.  Our profitability and ability to generate cash flow will likely depend upon our ability to implement successfully our business strategy.  However, the Company cannot ensure that we will be able to accomplish these results.

The covenants in the Company’s exit facility may restrict the reorganized Company’s activities and will require satisfaction of certain financial tests.

The Company’s exit facility will contain a number of covenants and other provisions that may restrict the reorganized Company’s ability to engage in various financing transactions and operating activities. The exit facility also will require the reorganized Company to satisfy certain financial tests.  The ability of the reorganized Company to meet these financial covenants may be affected by events beyond its control.  If the reorganized Company defaults under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable.  If that were to occur, there can be no assurance that the Company would have sufficient liquidity to repay or refinance this indebtedness or any of its other debt.

Changes in government regulations could increase our operating costs and limit our ability to conduct our business.

Airlines are subject to extensive regulatory requirements in the U.S. and internationally.  In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other operating regulations that impose substantial costs on airlines.  Additional laws, regulations, taxes and airport charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues.  The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate landing slots or facilities may not be available.  We cannot give assurance that laws or regulations enacted in the future will not adversely affect the industry or the Company.

We are vulnerable to increases in aircraft fuel costs.

Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs would materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, political unrest in various parts of the world, Organization of Petroleum Exporting Countries (“OPEC”) policy, the rapid growth of economies in China and India, the levels of inventory carried by industries, the amounts of reserves built by governments, disruptions to production and refining facilities and weather.  In 2005 Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity in portions of the U.S. Gulf Coast.  As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies diminished during the fall of 2005.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.  A one-cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.5 million per month (based on our 2006 mainline and regional aircraft fuel consumption).  The Company’s mainline fuel expense per available seat mile increased from 2.99 cents to 3.43 cents, on average, from 2005 to 2006.  From time to time, we hedge some of our future fuel purchases to protect against potential spikes in price.  However, these hedging strategies may not always be effective and can result in losses depending on price changes.  As of January 31, 2007, the Company has hedged the price of approximately 40% of its estimated 2007 fuel requirements, compared to no fuel hedges being in place at December 31, 2005.

Our insurance costs have increased substantially and further increases could harm our business.

Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims.  Our total aviation and other insurance expenses were $48 million higher in 2006 than in 2000.  The FAA is currently providing aviation war risk insurance as required by the Homeland Security Act of 2002 as amended by the Consolidated Appropriations Act of 2005 and subsequently by the Continuing Appropriations Resolution 2007.  However, following multiple extensions, this coverage is scheduled to expire on August 31, 2007.  While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided.  Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be substantially higher than the premiums currently charged by the government, the maximum amount of coverage available would be reduced, and the type of coverage could be more restrictive.  Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage, in the event of a new terrorist attack or other events adversely affecting the airline industry.  Significant increases in insurance premiums could negatively impact our financial condition and results of operations.  If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If we were to be involved in an accident, we could be exposed to significant tort liability.  Although we carry insurance to cover damages arising from such accidents, resulting tort liability could be higher than our policy limits which could negatively impact our financial condition.

We are exposed to foreign currency exchange rate fluctuations.

We conduct a significant portion of our operations in foreign locations.  As a result, we have operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen.  Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the United States.  From time to time, we use financial instruments to hedge our exposure to the Japanese yen.  However, these hedging strategies may not always be effective.  As of December 31, 2006, the Company has no forward contracts outstanding related to its anticipated 2007 yen-denominated sales.

We are exposed to changes in interest rates.

We had $6.9 billion of debt and capital lease obligations that were accruing interest as of December 31, 2006 and $2.5 billion of total balance sheet cash, cash equivalents, and short-term investments as of December 31, 2006.  Of the indebtedness, 67% bears interest at floating rates.  An increase in interest rates would have an overall negative impact on our earnings as increased interest expense would only be partially offset by increased interest income.  From time to time, we use financial instruments to hedge our exposure to interest rate fluctuations.  However, these hedging strategies may not always be effective.  As of December 31, 2006 the Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

Any “ownership change” could limit our ability to utilize our net operating loss carryforwards.

Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years.  As of December 31, 2006, the Company had approximately $3.3 billion of federal and state net operating loss (“NOL”) carryforwards.

A corporation’s use of its NOL carryforwards is generally limited under Section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.”  However, when an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code (as will be the case on the effective date of the Company’s Plan), special rules in either Section 382(l)(5) or Section 382(l)(6) of the Internal Revenue Code apply instead of the general Section 382 limitation rules.  In general terms, Sections 382(l)(5) or (l)(6) allow for a more favorable utilization of a company’s NOL carryforwards than would otherwise have been available following an “ownership change” not in connection with a plan of reorganization.  We have not yet determined whether we will be eligible for, or will rely on, Section 382(l)(5) of the Internal Revenue Code, or whether we will instead rely on Section 382(l)(6) of the Internal Revenue Code.  Assuming we rely on Section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of the Plan would eliminate completely our ability to utilize our NOL carryforwards.  Even if we rely on Section 382(l)(6) of the Internal Revenue Code, an “ownership change” after the effective date of the Plan could significantly limit our ability to utilize our NOL carryforwards for taxable years including or following the subsequent “ownership change.”  To avoid a potential adverse effect on our ability to utilize our NOL carryforwards after the effective date of the Plan, we have proposed restrictions on certain transfers of Common Stock of the reorganized NWA Corp.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Flight Equipment

As shown in the following table, Northwest operated a fleet of 371 aircraft at December 31, 2006, consisting of 312 narrow-body and 59 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of December 31, 2006 are also provided.

		In Service
						Average		Aircraft
	Seating		Capital	Operating		Age		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	(Years)		Order

Passenger Aircraft
Airbus:
A319	124	64	—	2	66	4.5		5
A320	148	45	—	28	73	12.0		2
A330-200	243	11	—	—	11	1.7		—
A330-300	298	13	—	—	13	2.3		8

Boeing:
787-8	221	—	—	—	—	—		18
757-200	180-184	34	1	15	50	15.8		—
757-300	224	16	—	—	16	3.8		—
747-200	353-430	2	—	1	3	25.2		—
747-400	403	4	—	12	16	13.1		—

McDonnell Douglas:
DC9	100-125	107	—	—	107	35.1		—
DC10-30	273	2	—	—	2	29.0	(1)	—
		298	1	58	357			33

Freighter Aircraft
Boeing 747F		11	—	3	14	24.6	(2)	—

Total Northwest Operated Aircraft		309	1	61	371	17.6	(3)	33

Regional Aircraft
CRJ200	44-50	—	—	125	125	3.7		—
Saab 340	30-34	—	—	49	49	9.1		—
CRJ900	76	—	—	—	—	—		36
Embraer 175	76	—	—	—	—	—		36

Total Airlink Operated Aircraft		—	—	174	174			72

Total Aircraft		309	1	235	545			105

(1)   On January 8, 2007, the last DC10-30 aircraft retired from scheduled service.

(2)   The Company intends to remove two Boeing 747F aircraft from scheduled service in early 2007.

(3)   Excluding DC9 and DC10-30 aircraft, the average age of Northwest-operated aircraft is 10.3 years.

In total, the Company took delivery of two Airbus A330-300 and four A330-200 aircraft during the twelve months ended December 31, 2006.  The Company entered into debt agreements on the six aircraft with an aggregate amount of debt incurred of $444 million.

In the quarter ended December 31, 2006, the Company reached agreements with the applicable lenders to restructure the existing 126 CRJ200 aircraft fleet.  This agreement included the return of 15 previously rejected CRJ200 aircraft into the Northwest Airlink fleet bringing the Airlink CRJ200 fleet total to 141 aircraft.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 — Commitments” for further information related to the Company’s aircraft and commitments.

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

In certain cases, the Company has constructed facilities on leased land that revert to the lessor upon expiration of the lease.  These facilities include cargo buildings in Boston, Los Angeles, Seattle and Honolulu; support buildings at the Minneapolis/St. Paul International Airport; a line maintenance hangar in Seattle; and several hangars in Detroit.  In addition, we have a maintenance base under operating lease located in Minneapolis/St. Paul.

The Company was responsible for managing and supervising the design and construction of the $1.4 billion McNamara terminal at Detroit Metropolitan Wayne County Airport.  Phase One was completed in February 2002 and included 97 gates, 106 ticket-counter positions, 22 security check points, nearly 85 shops and restaurants, four WorldClubs, an 11,500-space parking facility, covered curbside drop-off areas, 18 luggage carousels and a 404-room hotel.  Phase Two was completed in July 2006 which provided 25 additional gates and an expanded west concourse WorldClub.  The Company is also managing and supervising the design and construction of a $60 million luggage system security expansion project, scheduled to be operationally complete in late 2008.

Minneapolis/St. Paul International Airport has substantially completed a $2.9 billion construction program that began in 1998.  The major components completed include a new north/south runway, an additional 15 mainline jet gates, 30 commuter gates, a 50% increase in vehicle parking and new automated people movers.  Northwest currently has 66 mainline and 35 commuter gates at the airport.  The airport is also considering a three-phase $860 million plan to expand terminal facilities to meet air service demand through the year 2020.

Other Property and Equipment

Northwest’s primary offices are located near the Minneapolis/St. Paul International Airport, including its corporate offices located on a 160-acre site east of the airport.  Owned facilities include reservations centers in Baltimore, Tampa and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota.  The Company also owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.  In addition, the Company leases reservations centers in or near Minneapolis/St. Paul and Seattle.

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

Chase v. Northwest Airlines and Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 96-74711).  In October 1996, an antitrust class action, Chase v. Northwest Airlines and Airline Reporting Corporation (the “Chase Action”) was filed against Northwest, among other airlines, in the United States District Court for the Eastern District of Michigan.  The action purported to be brought on behalf of a class defined as all persons who purchased tickets on certain routes into Northwest’s hubs at Detroit, Minneapolis/St. Paul and Memphis from October 11, 1992 to the present.  The complaint alleged that Northwest’s imposition of restrictions prohibiting the sale of “hidden city” tickets constitutes monopolization in violation of the Sherman Act.  The complaint sought injunctive relief, unspecified damages for the class, and costs and attorneys’ fees.  The attorneys for the plaintiff in the Chase Action filed three additional class actions in the same court against other airlines and Northwest with parallel allegations similar to those in Chase, including allegations that the defendant airlines conspired to deter hidden city ticketing.  These cases are: Keystone Business Machines, Inc. v. U.S. Airways and Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72474), BLT Contracting, Inc. v. U.S. Airways, Northwest Airlines and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72988), and Volk and Nitrogenous Industries Corp. v. U.S. Airways, Northwest Airlines, Delta Air Lines, and the Airline Reporting Corporation (U.S. D.C. Eastern District of Michigan, Civ. Action No. 99-72987).  All three actions were assigned to the judge in the Chase Action.  On August 21, 2006, the plaintiffs voluntarily dismissed the litigation against Northwest and the other defendants and on August 25, 2006, the plaintiffs withdrew their proof of claim.

Spirit Airlines v. Northwest Airlines (U.S. D.C. Eastern District of Michigan, Civ. Action No. 00-71535).  In March 2000, Spirit Airlines filed a Sherman Act monopolization complaint against Northwest in the U.S. District Court for the Eastern District of Michigan alleging that Northwest had monopolized, or attempted to monopolize, air transportation service between Detroit and Philadelphia and between Detroit and Boston in 1996 by engaging in predatory pricing and other actions to exclude Spirit from those markets.  Northwest believes the case to be without merit and intends to defend against the claim.  On March 31, 2003, the Court granted Northwest’s motion for summary judgment.  In October 2005, the Bankruptcy Court approved a stipulation to lift the stay for the limited purpose of permitting the Sixth Circuit to issue its opinion.  On November 9, 2005, the Sixth Circuit issued a decision in which it reversed the trial court’s grant of summary judgment in favor of Northwest.  Northwest has filed a petition for en banc reconsideration before the Sixth Circuit.  On April 13, 2006, the Sixth Circuit denied Northwest’s request for en banc review.  On October 2, 2006 the Supreme Court denied Northwest’s petition for certiorari.

Series C Preferred Stock Litigation.  In June 2003, the IBT and certain related parties commenced litigation against Northwest Airlines Corporation in New York state court, International Brotherhood of Teamsters, Local 2000 et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 601742/03).  In August 2003, the IAM and a related party also commenced litigation against Northwest Airlines Corporation in New York state court, International Association of Machinists and Aerospace Workers et al. v. Northwest Airlines Corporation (New York Sup. Ct., Case No. 602476/03)  (together with the IBT’s action, the “Series C Preferred Stock Actions”). Both lawsuits challenged the Company’s decision not to purchase its Series C Preferred Stock and sought to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  The Company announced on August 1, 2003, that the Board of Directors had determined that the Company could not legally repurchase the outstanding Series C Preferred Stock at that time because the Board was unable to determine that the Company had adequate surplus to repurchase the outstanding Series C Preferred Stock.  Before discovery was complete, plaintiffs filed motions for summary judgment.  On March 24, 2005, the court ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary.  On August 24, 2005, Northwest and the plaintiffs reached an agreement, among other things, to cancel the trial and to establish the amount of damages owed to employees represented by the plaintiffs should the trial court’s liability determination be upheld (nearly $277 million).  The agreement also established the procedural process for Northwest to appeal the trial court’s liability judgment and to seek a stay of enforcement of the judgment.  The plaintiffs also agreed not to take any action to enforce the judgment unless and until the New York State Appellate Division denies Northwest’s motion to stay enforcement of the judgment.  The Plan as filed provides that the trial court’s liability judgment in respect of this litigation will be treated as an allowed unsecured claim.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

MANAGEMENT

Executive Officers of the Registrant

Douglas M. Steenland, age 55, has served as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of  Verner, Liipfert, Bernhard, McPherson and Hand.

Neal S. Cohen, age 46, has served as Executive Vice President and Chief Financial Officer of the Company since May 2005.  Prior to rejoining the Company, Mr. Cohen served at US Airways as Executive Vice President and Chief Financial Officer from April 2002 to April 2004, and served as Chief Financial Officer for Conseco Finance from April 2001 to March 2002.  Prior to his position at Conseco Finance, Mr. Cohen served as Chief Financial Officer for Sylvan Learning Systems.  From 1991 to 2000, Mr. Cohen held a number of senior marketing and finance positions at Northwest Airlines, including Senior Vice President and Treasurer and Vice President Market Planning.

J. Timothy Griffin, age 55, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999.  From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems.  Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

Philip C. Haan, age 51, has served as Executive Vice President-International, Alliances and Information Technology of Northwest since October 2004.  From January 1999 to October 2004, he served as Executive Vice President-International, Sales and Information Services.  Mr. Haan formerly held positions of Senior Vice President-International Services, Vice President-Pricing and Area Marketing, Vice President-Inventory Sales and Systems and Vice President-Revenue Management.  Prior to joining Northwest in 1991 he was with American Airlines for nine years.

Andrew C. Roberts, age 46, has served as Executive Vice President — Operations since November 2004.  He has served in a number of executive positions since joining Northwest in 1997, including Senior Vice President — Technical Operations from August 2001 to November 2004, Vice President — Materials Management from April 1999 to August 2001, and Managing Director — Minneapolis/St. Paul Engine Operations from September 1997 to April 1999.  Prior to joining Northwest, Mr. Roberts held senior positions with Pratt & Whitney and Aviall, Inc.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, under the Company’s Plan, no value is ascribed to the Company’s outstanding Common Stock, Preferred Stock or other equity securities.  Upon the effective date of the Plan, the outstanding Common and Preferred Stock of the Company will be cancelled for no consideration and therefore the Company’s stockholders will no longer have any interest as stockholders in the Company by virtue of their ownership of the Company’s Common or Preferred Stock prior to emergence from bankruptcy.

The table below shows the high and low sales prices for the Company’s Common Stock during 2006 and 2005:

	2006		2005
Quarter	High	Low	High	Low
1st	0.56	0.34	11.29	6.51
2nd	0.65	0.44	7.18	4.20
3rd	0.85	0.47	5.97	0.59
4th	6.55	0.61	0.74	0.30

As of January 31, 2007, there were 3,276 stockholders of record.

The following table provides information regarding our equity compensation plans as of December 31, 2006. In November 2005 NWA Corp. cancelled all unvested restricted stock and some phantom stock awards outstanding under NWA Corp.’s stock plans. In addition, it is expected that all stock options and remaining awards under such plans will be cancelled upon NWA Corp.’s emergence from Chapter 11 bankruptcy protection.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by NWA Corp.’s stockholders (1)	2,133,902	9.46	5,981,154

Equity compensation plans not approved by NWA Corp.’s stockholders (2)	5,293,673	10.83	3,761,638

Total	7,427,575	10.43	9,742,792

(1)           Includes outstanding stock options granted pursuant to NWA Corp.’s 2001 Stock Incentive Plan.

(2)           Includes outstanding stock options and stock appreciation rights granted pursuant to NWA Corp.’s 1999 Stock Incentive Plan and 1998 Pilots Stock Option Plan.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 10—Stock Based Compensation” for additional information regarding NWA Corp.’s equity compensation plans.

The Northwest Airlines Corporation 1999 Stock Incentive Plan (the “1999 Plan”) is a stock-based incentive compensation plan under which NWA Corp. may grant non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, other stock-based awards and performance-based awards to employees of NWA Corp. and its affiliates who are selected to receive an award under the 1999 Plan. The 1999 Plan was adopted by the Board of Directors in 1999 and is administered by the Compensation Committee of the Board.  As amended, a total of 9,000,000 shares of Common Stock were available for grants or awards under the 1999 Plan. Of that amount, approximately 3,761,638 shares remain available for distribution in connection with new awards. Shares issued pursuant to the 1999 Plan must be shares of Common Stock held by NWA Corp. in its treasury. The Committee has sole authority, among other things, to designate participants to receive awards under the 1999 Plan, to determine the type of awards to be granted to participants under the 1999 Plan, to determine the terms and conditions of each award, and to interpret and administer the 1999 Plan.  If an award granted pursuant to the 1999 Plan entitles the participant to receive or purchase shares of Common Stock, the number of shares covered by the award or to which the award relates is deducted on the date of grant of the award from the total number of shares available for grant under the 1999 Plan.  If shares covered by an award are not purchased or are forfeited, or if an award otherwise terminates without delivery of any shares, then such shares will again be available for future distribution under the 1999 Plan.  In the event of certain changes in NWA Corp.’s structure affecting the Common Stock, the Committee may make appropriate adjustments in the number of shares that may be awarded, the number of shares covered by options and other awards then outstanding under the 1999 Plan and, where applicable, the exercise price of outstanding awards under the 1999 Plan. No participant may receive stock options, stock appreciation rights, restricted stock and/or other stock-based awards under the 1999 Plan in any fiscal year for an aggregate of more than 1,000,000 shares and no participant may receive performance-based awards not denominated in shares totaling more than $10 million under the 1999 Plan. The Board of Directors may amend the 1999 Plan, but it may not, without approval of NWA Corp.’s stockholders, (i) increase the maximum number of shares of Common Stock that may be issued under the 1999 Plan or the number of shares of Common Stock that may be issued to any one participant, (ii) extend the term of the 1999 Plan or options or SARs granted under the 1999 Plan, (iii) grant options with an exercise price below the fair market value of the Common Stock on the date of grant, or (iv) take any other action that requires stockholder approval to comply with any tax or regulatory requirement.

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

The following graph compares the cumulative total stockholder return on NWA Corp.’s Common Stock for the last five fiscal years with the cumulative total return for the same period of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index.  The graph assumes the investment of $100 on December 31, 2001 and reinvestment of all dividends.

Performance Graph

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Northwest Airlines Corporation	$100	$47	$81	$70	$3	$26
S&P 500	$100	78	100	111	117	135
AMEX Airline Index (1)	$100	44	70	68	62	66

(1)        As of December 31, 2006, the AMEX Airline Index consisted of AirTran Holdings Inc., Alaska Air Group Inc., AMR Corporation, Continental Airlines, Inc., ExpressJet Holdings Inc., Frontier Airlines Holdings, Inc., JetBlue Airways Corporation, Mesa Air Group Inc., SkyWest Inc., Southwest Airlines Co, and UAL Corporation.

Item 6.  SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

	Year Ended December 31
	2006	2005	2004	2003	2002
Statements of Operationa (In millions, except per share data)
Operating revenues
Passenger	$9,230	$8,902	$8,432	$7,632	$7,823
Regional carrier	1,399	1,335	1,083	860	689
Cargo	946	947	830	752	735
Other	993	1,102	934	833	729
	12,568	12,286	11,279	10,077	9,976

Operating expenses	11,828	13,205	11,784	10,342	10,822
Operating income (loss)	740	(919)	(505)	(265)	(846)

Operating margin	5.9%	(7.5)%	(4.5)%	(2.6)%	(8.5)%

Net income (loss) before cumulative effect of accounting change	(2,835)	(2,464)	(862)	248	(798)
Cumulative effect of accounting change	—	(69)	—	—	—
Net income (loss)	$(2,835)	$(2,533)	$(862)	$248	$(798)

Earnings (loss) per common share:
Basic	$(32.48)	$(29.36)	$(10.32)	$2.75	$(9.32)
Diluted	$(32.48)	$(29.36)	$(10.32)	$2.62	$(9.32)

Balance Sheets (In millions)
Cash, cash equivalents and unrestricted short-term investments	$2,058	$1,262	$2,459	$2,757	$2,097
Total assets	13,215	13,083	14,042	14,008	13,184
Long-term debt, including current maturities	4,112	1,159	8,411	7,866	6,531
Long-term obligations under capital leases, including current obligations	—	11	361	419	451
Long-term pension and postretirement health care benefits	86	126	3,593	3,228	3,050
Liabilities subject to compromise	13,572	14,328	—	—	—
Mandatorily redeemable security	—	—	—	—	553
Preferred redeemable stock subject to compromise	277	280	263	236	226
Common stockholders’ equity (deficit)	(7,991)	(5,628)	(3,087)	(2,011)	(2,262)

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

	Year Ended December 31
	2006		2005		2004		2003		2002
Operating Statistics
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	92,944		100,461		98,591		94,211		97,378
Revenue passenger miles (RPM) (millions)	78,044		81,914		78,130		72,032		74,724
Passenger load factor	84.0%		81.5%		79.2%		76.5%		76.7%
Revenue passengers (millions)	67.6		70.3		67.2		62.1		61.2
Passenger revenue per RPM (yield)	13.62	¢	12.50	¢	12.18	¢	11.79	¢	11.39	¢
Passenger revenue per scheduled ASM (RASM)	11.44	¢	10.19	¢	9.65	¢	9.01	¢	8.74	¢

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	85,603		91,775		91,378		88,593		93,417
Revenue passenger miles (RPM) (millions)	72,606		75,820		73,312		68,476		72,027
Passenger load factor	84.8%		82.6%		80.2%		77.3%		77.1%
Revenue passengers (millions)	54.8		56.5		55.4		51.9		52.7
Passenger revenue per RPM (yield)	12.71	¢	11.74	¢	11.50	¢	11.15	¢	10.86	¢
Passenger revenue per scheduled ASM (RASM)	10.78	¢	9.70	¢	9.23	¢	8.61	¢	8.37	¢

Total available seat miles (ASM) (millions)	85,738		91,937		91,531		89,158		93,583

Passenger Service operating expense per total ASM (3)(4)(5)	10.95	¢	11.53	¢	10.62	¢	9.87	¢	9.96	¢
Aircraft impairment, curtailment charge, severance expense and other per total ASM (5)	0.03	¢	0.14	¢	0.31	¢	0.11	¢	0.46	¢
Mainline fuel expense per ASM	3.43	¢	2.99	¢	2.14	¢	1.53	¢	1.38	¢

Cargo ton miles (millions)	2,269		2,397		2,338		2,184		2,221
Cargo revenue per ton mile	41.71	¢	39.51	¢	35.48	¢	34.42	¢	33.08	¢

Fuel gallons consumed (millions)	1,593		1,745		1,766		1,752		1,896
Average fuel cost per gallon, excluding taxes	202.47	¢	170.73	¢	118.17	¢	80.68	¢	69.33	¢
Number of operating aircraft at year end	371		379		435		430		439
Full-time equivalent employees at year end	30,484		32,460		39,342		39,100		44,323

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

(4)    Passenger service operating expense excludes the following items unrelated to passenger service operations:

(In millions)	2006	2005	2004	2003	2002
747 Freighter operations	$804	$791	$608	$497	$486
MLT Inc. - net of intercompany eliminations	193	193	192	197	260
Regional carriers	1,406	1,576	1,210	567	487
Pinnacle Airlines, Inc. - net ofintercompany eliminations (a)	—	—	—	255	230
Other	43	43	56	26	35

(a)        Pinnacle Airlines’ results were consolidated with the Company’s financial statements prior to the initial public offering of Pinnacle Airlines Corp. on November 24, 2003.

(5)    Passenger service operating expense per ASM includes the following items:

(In millions)	2006	2005	2004	2003	2002
Aircraft and aircraft related write-downs	$—	$48	$203	$21	$366
Curtailment charges	—	82	—	58	16
Severance expenses	23	—	—	20	17
Other	—	—	77	—	36

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NWA Corp. is a holding company whose principal indirect operating subsidiary is Northwest.  The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries.  Substantially all of the Company’s results of operations are attributable to its principal indirect operating subsidiary, Northwest, which accounted for approximately 98% of the Company’s 2006 consolidated operating revenues and expenses.  The Company’s results of operations also include other subsidiaries of which MLT is the most significant.  The following discussion pertains primarily to Northwest and, where indicated, MLT.

The Company reported a net loss applicable to common stockholders of $2.8 billion for the year ended December 31, 2006, compared to a net loss applicable to common stockholders of $2.6 billion in 2005.  The basic and diluted loss per common share was $32.48 in 2006, compared with the basic and diluted loss per common share of $29.36 in 2005.  In 2006, the Company reported operating income of $740 million, compared with an operating loss of $919 million in 2005.

Operating revenues for the full year 2006 increased 2.3 percent versus 2005.  System passenger revenue increased 3.7 percent to more than $9.2 billion on 6.7 percent fewer mainline available seat miles (“ASMs”), resulting in an 11.1 percent improvement in unit revenue.  Regional carrier revenues increased 4.8 percent on 15.5 percent fewer ASMs, resulting in a 24.0 percent improvement in unit revenue.

Operating expenses decreased 10.4 percent year-over-year to $11.8 billion, resulting in a 10.8 percent decrease in mainline unit costs, excluding fuel and unusual items.  Salaries, wages and benefits decreased 28.5 percent, primarily due to consensually agreed upon CBAs, wage reductions imposed under Section 1113, mechanic pay and headcount reductions, the reduced level of flying, and the freezing of the pension plans.  Aircraft rentals decreased 47.3 percent primarily due to restructured and rejected aircraft leases.

Full year 2006 results included $3.2 billion of net unusual and reorganization related losses.  Operating expenses included $23 million in severance charges related to the Company’s ratified contract agreement with AMFA.  Reorganization expenses recorded during 2006 totaled $3.2 billion.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 — Reorganization Related Items” for further information related to the Company’s reorganization items.

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

Chapter 11 Proceedings

Background and General Bankruptcy Matters.  On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1 — Voluntary Reorganization Under Chapter 11” for additional information related to the Company’s rights, risks and obligations under the Chapter 11 filing.

Due to our Chapter 11 proceedings, the realization of assets and the satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty, and accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting will have a material impact on the consolidated financial statements of the new financial reporting entity.

Plan of Reorganization.  On January 12, 2007, NWA Corp. and thirteen of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (“Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and the First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan” or “Plan of Reorganization”).  Copies of the Plan and the Disclosure Statement were attached as Exhibits 99.2 and 99.3, respectively, to our Current Report on Form 8-K dated February 16, 2007.

On March 2, 2007, the Company filed a motion with the Bankruptcy Court, requesting that its exclusivity period for filing a reorganization plan be extended to June 29, 2007.  During the exclusivity period, which is currently set to expire March 16, 2007, only the Company can propose a reorganization plan.

The Plan provides for the treatment of claims of creditors, the implementation of agreements with key labor groups, lenders, and suppliers, as well as the raising of new equity capital by NWA Corp.  The Plan proposes to restructure the Company’s balance sheet through the elimination of all pre-petition unsecured debt.  In exchange for their allowed claims, unsecured creditors will receive Common Stock of the reorganized NWA Corp. and the right to purchase additional Common Stock in a rights offering. Because all unsecured creditor claims will not be satisfied in full, the pre-petition equity holders’ interests in NWA Corp.’s Common and Preferred Stock will be cancelled, and those holders will not receive a distribution.

A hearing on the adequacy of information in the Disclosure Statement is scheduled for March 26, 2007.  After approval by the Bankruptcy Court, the Company will distribute the Plan and Disclosure Statement to its creditors and begin a period of solicitation of creditors for acceptance of the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.

Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court, which the Company currently expects to occur during the second quarter of 2007.  However, there can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully.

Request for Equity Committee.  On or about November 22, 2006, certain equity holders of the Debtors requested, by letter, that the United States Trustee appoint a committee of equity security holders.  By letters dated December 26, 2006, the United States Trustee denied this request.  On January 11, 2007, an ad hoc committee of equity security holders filed a motion in the Bankruptcy Court seeking to compel the United States Trustee to appoint an equity committee.  On February 28, 2007, the equity holders withdrew their request to appoint an equity committee.  Subsequently, they have sought the appointment of an examiner to investigate the Company’s plans regarding industry consolidation.  The Debtors do not believe this request is appropriate and will oppose it in the Bankruptcy Court.

Restructuring Goals.  The Company identified three major elements essential to transforming its business and has substantially completed the actions necessary to achieve its targeted business improvements.  The three major elements included:

•      Achieving approximately $2.4 billion in annual cost reductions, including both labor and non-labor costs;

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 billion, providing debt and equity levels consistent with long-term profitability.

The Company used the provisions of Chapter 11 and other changes implemented in its business to achieve its targeted restructuring improvements.  Outlined below is an overview of significant transactions related to labor and non-labor cost restructuring, fleet optimization, and the Company’s balance sheet restructuring efforts.

Labor Cost Restructuring.  The Company has ratified CBAs or implemented contractual terms and conditions which collectively provide for approximately $1.4 billion in annual labor cost savings.  The Company has reached consensual agreement on CBAs with ALPA, the IAM, ATSA, TWU, and NAMA.  The agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Two rounds of salaried and management employee pay and

benefit cuts have also been achieved and implemented.   In addition, the Company imposed contract terms on its technicians represented by AMFA in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the AFA-CWA on July 31, 2006.  On November 6, 2006, the Company reached a ratified agreement with AMFA to end the labor dispute with the airline’s technicians.  The agreement maintains the necessary annual labor cost savings from AMFA-represented employees.

Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its CBAs if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.   In October 2005, the Company commenced Section 1113(c) proceedings with ALPA, the IAM and the Professional Flight Attendants Association (“PFAA”) and has subsequently reached consensual agreement with ALPA and the IAM.

With respect to the Company’s flight attendants, the Company reached a tentative agreement on a new contract with its flight attendants represented by the PFAA on March 1, 2006 (the “March TA”).  On June 6, 2006, the PFAA announced that the flight attendants failed to ratify the tentative agreement.  As a result of the flight attendants’ failure to ratify this agreement, the Company requested a ruling from the Bankruptcy Court on its Section 1113(c) motion to reject its existing flight attendant labor agreement and to permit the Company to impose new contract terms.  On June 29, 2006, the Bankruptcy Court granted the Company’s Section 1113 (c) motion to reject its contract with the flight attendants and authorized the Company to implement the terms of the March TA; however, the Bankruptcy Court stayed implementation of the order until July 17, 2006.

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the AFA-CWA.  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a new tentative agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals.  Arguments related to this matter were heard on November 28, 2006 and the appeal is pending.  In addition, the Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.   A strike or other form of self-help could have a material adverse effect on the Company.  In addition, if the Company does not achieve the targeted level of savings under a flight attendant agreement, the amount of labor savings achieved through its other ratified CBAs would be subject to reduction.

On February 12, 2007, the AFA-CWA filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court’s decision to grant the Debtors’ Section 1113(c) motion to reject the Debtors’ CBA with the flight attendants. The Debtors believe the motion is without merit and will oppose the AFA-CWA’s motion in the Bankruptcy Court.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.  Negotiations with the committee formed to represent the Company’s retirees are ongoing.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its current target of $350 million in annual savings.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, lower distribution, insurance and interest costs and optimization of other contractual relationships.  The Company estimates it has realized approximately $100 million of the targeted savings in 2006, with the majority of the remaining savings expected to be realized in 2007.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network by reducing system-wide capacity by 9.2 percent during the first year in bankruptcy.  For the full year 2006, the Company reduced its system-wide consolidated available seat miles by 7.5 percent.  The Company also reached new agreements and affirmed existing  arrangements on new aircraft as part of its fleet optimization.  The Company affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and ordered 72 76-seat regional jets that will be introduced in 2007.  The dual class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company accelerated the retirement of the DC10 and Boeing 747-200 wide-body aircraft as well as the Avro RJ85 fleet.

Balance Sheet Restructuring.  Under its Plan, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense. The elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise” for additional information.

Results of Operations—2006 Compared to 2005

Operating Revenues.  Operating revenues increased 2.3% ($282 million), the result of higher system passenger and regional carrier revenue.

System passenger revenues increased 3.7% ($328 million).  The increase in system passenger revenues was primarily attributable to an 8.3% increase in yield and a 6.7% reduction in capacity.  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2006
Passenger revenues (in millions)	$9,230		$5,990		$2,065		$1,175

Increase (Decrease) from 2005:
Passenger revenues (in millions)	328		216		78		34
Percent	3.7%		3.8%		3.9%		3.0%

Scheduled service ASMs (capacity)	(6.7)%		(7.9)%		(3.8)%		(7.0)%
Scheduled service RPMs (traffic)	(4.2)%		(4.3)%		(3.3)%		(5.5)%
Passenger load factor	2.2	pts.	3.1	pts.	0.4	pts.	1.5	pts.
Yield	8.3%		8.4%		7.4%		8.9%
Passenger RASM	11.1%		12.6%		7.9%		10.7%

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved yield on reduced capacity.  The year-over-year decrease in capacity was driven by capacity reductions in the first, second and third quarters of 2006.

•                  Pacific passenger revenues increased as a result of higher yield on reduced capacity.

•                  Atlantic passenger revenues increased as a result of higher yield on reduced capacity.

Regional carrier revenues increased 4.8% ($64 million) to $1.4 billion, primarily due to improved yield on a 15.5% capacity reduction.

Cargo revenues decreased 0.1% ($1 million) to $946 million due to a 5.3% reduction in cargo ton miles, partially offset by a 5.6% improvement in yield.  Cargo revenues consisted of freight and mail carried on passenger aircraft and the Company’s dedicated fleet of Boeing 747-200 freighter aircraft.

Other revenues, the principal components of which are MLT, other transportation fees, partner revenues, charter and rental revenues, decreased 9.9% ($109 million).  The year-over-year decrease was due primarily to a reduction in KLM related revenue.

Operating Expenses.  Operating expenses decreased 10.4% ($1.4 billion) for 2006.  The following table and notes present operating expenses for the years ended December 31, 2006 and 2005 and describe significant year-over-year variances (in millions):

	Year Ended		Increase
	December 31		(Decrease)	Percent
	2006	2005	from 2005	Change	Note
Operating Expenses
Aircraft fuel and taxes	$3,386	$3,132	$254	8.1%	A
Salaries, wages and benefits	2,662	3,721	(1,059)	(28.5)	B
Aircraft maintenance materials and repairs	796	703	93	13.2	C
Selling and marketing	759	811	(52)	(6.4)	D
Other rentals and landing fees	562	627	(65)	(10.4)	E
Depreciation and amortization	519	552	(33)	(6.0)	F
Aircraft rentals	226	429	(203)	(47.3)	G
Regional carrier expenses	1,406	1,576	(170)	(10.8)	H
Other	1,512	1,654	(142)	(8.6)	I
Total operating expenses	$11,828	$13,205	$(1,377)	(10.4)%

A.           Aircraft fuel and taxes were driven by higher fuel prices, partially offset by a reduction in total gallons consumed due to capacity reductions.  The average fuel price per gallon increased 18.6% to $2.02, while total gallons consumed decreased 8.7%.  During 2006, we recognized $39.3 million of fuel derivative net losses as additional fuel expense, including $2.7 million of unrealized losses related to fuel derivative contracts that will settle in 2007.  During 2005, we recognized $20.9 million of fuel derivative net gains as a reduction to fuel expense.

B.             Salaries, wages and benefits decreased primarily due to consensually agreed upon CBAs, wage reductions imposed under Section 1113, reduced mechanic pay and headcount, the reduced level of flying, the freezing of the pension plans, and curtailment charges recorded as pension expense in 2005.  Pension curtailment charges in 2006 were recorded as reorganization expense and not included in operating expense.

C.             The increase in aircraft maintenance materials and repairs expense was largely due to the shift to third party maintenance vendors versus internally completed maintenance work.

D.          Selling and marketing expense decreases were primarily due to a decline in enplanements, a shift in the volume of bookings made by travel agents through computer reservation systems (“CRS”) to nwa.com, and lower booking fee rates.

E.              Other rentals and landing fees decreased due to reduced facility rents and fewer overall landings.

F.              Depreciation and amortization expense is lower as a result of owned aircraft, and related inventory and equipment, permanently removed from service.

G.             Aircraft rentals expense decreased primarily due to restructured and rejected aircraft leases.

H.            The decrease in regional carrier expenses was due primarily to the reduction in regional carrier capacity which drove decreases in payments to regional carriers and fuel requirements of $147 million and $23 million, respectively.

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) decreased primarily due to volume reductions.

Other Income and Expense.  Non-operating expense increased $2.1 billion primarily due to reorganization expenses.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 — Reorganization Related Items” for additional information related to the Company’s reorganization items.

Tax Expense (Benefit).  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability.  It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  In 2006, the Company decreased its income tax reserves by $37 million to reflect the current status of the Company’s federal income tax appeal for the tax years 1996-2002.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12 — Income Taxes” for additional discussion of the Company’s tax accounts.

Results of Operations—2005 Compared to 2004

Operating Revenues.  Operating revenues increased 8.9% ($1.0 billion), the result of higher system passenger, regional carrier, cargo and other revenue.

System passenger revenues increased 5.6% ($470 million).  The increase in system passenger revenues was primarily attributable to a 3.4% increase in traffic and a 2.1% increase in yield.  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

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

As indicated in the above table:

•                  Domestic passenger revenues increased primarily due to improved traffic.  Year-over-year decrease in capacity was driven by a 9.2% capacity reduction in the fourth quarter of 2005.

•                  Pacific passenger revenues increased as a result of stronger traffic and substantially improved yield.

•                  Atlantic passenger revenues increased significantly primarily due to improved traffic and yield.

Regional carrier revenues increased 23.3% ($252 million) to $1.3 billion, due primarily to the increased capacity from Bombardier CRJ aircraft deliveries.

Cargo revenues increased 14.1% ($117 million) to $947 million due to a 2.5% increase in cargo ton miles and an 11.4% increase in yield.  Cargo revenues consisted of freight and mail carried on passenger aircraft and the Company’s dedicated fleet of Boeing 747-200 freighter aircraft.

Other revenues, the principal components of which are MLT, other transportation fees, partner revenues, charter and rental revenues, increased 18.0% ($168 million).  This increase was primarily due to the higher rental revenue and other transportation related revenues.

Operating Expenses.  Operating expenses increased 12.1% ($1.4 billion) for 2005.  The following table and notes present operating expenses for the years ended December 31, 2005 and 2004 and describe significant year-over-year variances (in millions):

	Year Ended		Increase
	December 31		(Decrease)	Percent
	2005	2004	from 2004	Change	Note
Operating Expenses
Aircraft fuel and taxes	$3,132	$2,203	$929	42.2%	A
Salaries, wages and benefits	3,721	3,796	(75)	(2.0)	B
Aircraft maintenance materials and repairs	703	463	240	51.8	C
Selling and marketing	811	847	(36)	(4.3)	D
Other rentals and landing fees	627	596	31	5.2	E
Depreciation and amortization	552	731	(179)	(24.5)	F
Aircraft rentals	429	446	(17)	(3.8)	G
Regional carrier expenses	1,576	1,210	366	30.2	H
Other	1,654	1,492	162	10.9	I
Total operating expenses	$13,205	$11,784	$1,421	12.1%

A.           Aircraft fuel and taxes were higher due to a 44.5% increase in the average fuel cost per gallon to $1.71, net of hedging transactions.  Fuel hedge transactions reduced fuel costs by $21 million in 2005 and $29 million in 2004.

B.             Salaries, wages and benefits decreased primarily due to pilot and management wage reductions implemented in December 2004, reduced AMFA mechanic pay and headcount, and interim wage reductions, partially offset by higher pension related expense including an $82 million pension curtailment.

C.             The increase in aircraft maintenance materials and repairs expense was largely due to the shift to third party maintenance vendors versus internally completed maintenance work and higher maintenance volume compared to 2004.

D.          Selling and marketing expenses decreased, primarily due to the one-time $77 million frequent flyer liability adjustment recorded in 2004, partially offset by transaction costs on year-over-year higher revenue.

E.              Other rentals and landing fees increased due to higher rates and increased capacity.

F.              Depreciation and amortization expense decreased in 2005, primarily due to the level of aircraft impairments recorded in 2004 versus 2005.  In 2005 the Company recorded $8 million in impairments associated with certain DC10-30 and DC9-30 aircraft; in 2004, the Company recorded $203 million in write-downs on certain Boeing 747-200, DC10-30 and DC9-10 aircraft.  Additional aircraft impairments in 2005 were recorded as reorganization items.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 — Reorganization Related Items.”

G.             Aircraft rentals expense decreased due to the purchase of four aircraft off lease in 2004 and the rejection of aircraft leases in 2005.

H.            The increase in regional carrier expenses was primarily driven by the increase in fuel costs ($181 million) and the increase in regional carrier capacity ($185 million).

I.                 Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) increased principally due to mechanic strike contingency planning related expenses, vendor training and transition related expense, and leased freighter flying.

Other Income and Expense.  Non-operating expense increased 332% ($1.18 billion) primarily due to reorganization expenses that totaled $1.08 billion.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 —  Reorganization Related Items” for additional information related to the Company’s reorganization items.

Tax Expense (Benefit).  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability. It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.   See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 12 - Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

As of December 31, 2006, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $2.06 billion.  This amount excludes $424 million of restricted short-term investments (which may include amounts held as cash).  Liquidity increased by $0.8 billion during the year ended December 31, 2006.

Significant Liquidity Events

In December 2006, Northwest issued $778.8 million of secured debt on a subordinated superpriority basis, arranged by Citigroup Global Markets Inc. (the “A330 Financing”).  Proceeds of the debt were used to finance and refinance 11 Airbus A330, one A319, and one A320 aircraft.  The new loans will provide savings to the Company over the existing loans and financing commitments that the new loans replaced.  The new post-petition credit facility will continue beyond the Company’s emergence from bankruptcy provided certain conditions are satisfied.

In August 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP/Exit Facility”) with a number of banks and institutions.  Under this agreement, Northwest is the borrower and NWA Corp., Northwest Airlines Holdings Corporation and NWA Inc. are the guarantors.  Proceeds from the financing were used to pay off the previously existing $975 million term loan with accrued interest, to pay underwriting fees and expenses for the new financing, and to set aside $59.8 million in reserve to settle disputed claims related to potential default interest and prepayment penalties asserted by the administrative agent under the previous credit agreement.  In October 2006, the Company and the administrative agent under the previous credit agreement reached an agreement as to the settlement amount to be paid by the Company.  This settlement amount was approved by the Bankruptcy Court, and paid by the Company, in November 2006.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Long-Term Debt and Short-Term Borrowings” for additional information.

In March 2006, Northwest repurchased $100 million of EETC notes related to six of the Company’s B757-200 aircraft.  The redemption of the notes represented a 42% discount off the outstanding balance of the notes, and as a result of the redemption, the Company now owns the six B757-200 aircraft free of any liens.

Cash Flow Activities

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2006 totaled $1.2 billion, a $1.7 billion increase from the $437 million of cash used in operating activities for the year ended December 31, 2005.  The increase in net cash provided by operations was primarily due to a net profit, excluding reorganization items, in 2006.  Reorganization expenses are comprised of mainly non-cash items.

Investing Activities.  Investing activities during 2006 consisted primarily of aircraft capital expenditures and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

Investing activities during 2006 also included a $153 million reduction to a cash collateral account, which decreased the Company’s restricted cash, cash equivalents and short-term investment balance and increased the Company’s unrestricted cash balance.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies” for additional information regarding the Company’s cash collateral account.

Financing Activities.  Financing activities during 2006 consisted primarily of proceeds from debt issuances and payments on debt.  Proceeds from debt included: the issuance of the DIP/Exit facility for $1.225 billion; proceeds of $779 million from the A330 Financing that refinanced three A330-300, seven A330-200, one A319, and one A320 aircraft and financed one A330-300 aircraft; $145 million in proceeds from financing two A330-200 aircraft with a manufacturer; and $127 million of proceeds drawn down under an accounts receivable term loan that previously had been paid off.  Significant payments of debt included: a $100 million redemption of EETC notes on six B757-200 aircraft, representing a 42% discount off the outstanding balance of the notes; as part of a refinancing, a pre-payment of $127 million on a term loan secured by certain accounts receivable; a $50 million pre-payment on a term loan secured by the Company’s investment in its regional carriers; payoff of the existing $975 million Bank Term Loan in order to issue the DIP/Exit facility; and $1.1 billion of other debt and capital lease payments, including the payoff of debt on the three A330-300 and seven A330-200 aircraft in connection with the A330 Financing.

Non-Cash Flow Transactions and Leasing Activities.  In addition to the refinancing of 12 Airbus aircraft of various types and the financing of three Airbus A330 aircraft with debt and manufacturer proceeds discussed above, the Company also took delivery of one Airbus A330-300 and two Airbus A330-200 aircraft during 2006 which were acquired largely through non-cash transactions with the manufacturer and are not classified as cash flow activities.

Investing activities affecting cash flows and non-cash flow transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the year ended December 31, 2006:

	Investing Activities Affecting Cash Flows	Non-cash Transactions and Leasing Activities
Airbus A330-200	2	2
Airbus A330-300	1	1
	3	3

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  For further discussion related to the Company’s long-term pre-petition debt and capital lease obligations that are classified as liabilities subject to compromise, refer to “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise.”  Additionally, see “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Long-Term Debt and Short-Term Borrowings,” and “Note 8 - Leases,” for additional information related to the Company’s debt and lease obligations that are not classified as subject to compromise.

Prior Years’ Cash Flow Activities

As of December 31, 2005, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $1.26 billion.  This amount excludes $600 million of restricted short-term investments (which may include amounts held as cash).  As of December 31, 2004, the Company had total liquidity of $2.46 billion.

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

Investing activities during 2005 also included $277 million of additional funding to the Company’s irrevocable tax trust, which increased the Company’s restricted cash, cash equivalents and short-term investment balance.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies” for additional information regarding the Company’s irrevocable tax trust.  Additionally, investing activities during 2005 included proceeds of $102 million from the sale of the Company’s note receivable from Pinnacle Airlines and $102 million in proceeds from the sale of the Prudential Financial Inc. Common Stock received in conjunction with Prudential’s demutualization.

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

Contractual Obligations.  The following table summarizes the Company’s post-petition commitments to make long-term debt and minimum lease payments, aircraft purchases, and certain other obligations for the years ending December 31.  The Company is evaluating all its commitments as part of its overall plan of reorganization.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise” for additional information on liabilities stayed as part of the Company’s Chapter 11 filing.

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (1)	$529	$1,997	$433	$356	$350	$2,022	$5,687
Capital leases (2)	—	—	—	—	—	—	—
Operating leases: (3)
Aircraft	356	362	357	363	309	1,955	3,702
Non-aircraft	15	15	14	14	13	24	95
Aircraft commitments (4)	1,441	1,990	582	771	80	—	4,864
Other purchase obligations (5)	38	17	15	12	13	26	121
Total (6)	$2,379	$4,381	$1,401	$1,516	$765	$4,027	$14,469

(1)          Amounts represent principal and interest for long-term debt that is not subject to compromise.  Interest on variable rate debt was estimated based on the current rate in effect at December 31, 2006.  $1.279 billion represents the amount due in 2008 under the Company’s DIP Facility; if the DIP Facility is converted to exit financing the maturity date will be extended five years and come due in 2013.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Long-Term Debt and Short-Term Borrowings” for additional information.

(2)          Amounts represent principal and interest for capital leases that are not subject to compromise.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Leases” for information related to the Company’s overall lease commitments.

(3)          Amounts represent minimum lease payments for non-cancelable operating leases that are not subject to compromise with initial or remaining terms of more than one year.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Leases” for information related to these amounts and the Company’s overall lease commitments.

(4)          The amounts presented represent contractual commitments for firm-order aircraft which have been assumed post-petition.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 — Commitments” for a discussion of these purchase commitments.

(5)        Amounts represent non-cancelable commitments to purchase goods and services, including such items as software communications and information technology support.  In addition to the contractual cash obligations and commitments included in the table, the Company will in the ordinary course spend significant amounts of cash to operate its business.  For example, the Company will pay wages as required under its various CBAs and will be obligated to make contributions to the pension plans benefiting its employees (as discussed below); the Company will purchase capacity from its regional airline affiliates (in return for which Northwest generally retains all revenues from tickets sold in respect of that purchased capacity); and the Company will pay, among other items, credit card processing fees, CRS fees and outside services related to information technology support and engine and airframe maintenance.  While these and other expenditures may be covered by legally binding agreements, the actual payment amounts will depend on volume and other factors that cannot be predicted with any degree of certainty, and accordingly they are not included in the table.

(6)          Purchase orders made in the ordinary course of business are excluded from the table.  Any amounts for which the Company is liable under purchase orders are reflected in the consolidated balance sheets as accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements. The SEC requires registrants to disclose “off-balance sheet arrangements.”  As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which a company (1) has made guarantees, (2) has retained a contingent interest in transferred assets, (3) has an obligation under derivative instruments classified as equity, or (4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development services with the Company.

The Company has examined the structures of its contractual obligations potentially impacted by this disclosure requirement and has concluded that no arrangements of the types described above in categories 1, 2 or 3 exist that the Company believes may have a material current or future effect on its financial condition, liquidity or results of operations.  With respect to category 4, the Company has obligations arising out of variable interests in unconsolidated entities.  The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) as of July 1, 2003 for certain variable interests based on the current guidance provided by the FASB.

Pension Funding Obligations. The Company has several defined benefit plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage has been provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 15 — Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006. The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan had no deficiency as of September 30, 2006.  However, new contributions that come due under the 2006 Pension Act funding rules must be paid even while Northwest is in bankruptcy.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

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

As a result of Northwest’s Chapter 11 filing, we appointed an independent fiduciary for all of our tax-qualified defined benefit pension plans to pursue, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest did not continue to fund the plans due to bankruptcy prohibitions. We have been advised that the independent fiduciary intends to withdraw all of the claims that the independent fiduciary has filed in our Chapter 11 Case following the enactment of the 2006 Pension Protection Act.

Northwest’s 2006 calendar year contributions to qualified defined benefit plans and the replacement plans were approximately $112 million.  In 2007, Northwest’s calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $120 million.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of the Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets, or liquidate and settle liabilities, for some amounts other than those reflected in the consolidated financial statements.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting will have a material impact on the consolidated financial statements of the new financial reporting entity.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially reflect materially different results under different assumptions and conditions.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies” for additional discussion of the application of these estimates and other accounting policies.  The Company’s management discussed the development of the estimates and disclosures related to each of these matters with the audit committee of the Company’s board of directors.

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

The Company’s indefinite lived intangible asset derives from the U.S.-Japan bilateral aviation agreement, which establishes rights to carry traffic between Japan and the U.S., and extensive “fifth freedom” rights between Japan and India, the South Pacific and other Asian destinations.  Fifth freedom rights allow Northwest to operate service from any gateway in Japan to points beyond Japan and carry Japanese originating passengers.  These rights have no termination date, and the Company has the supporting infrastructure (airport gates, slots and terminal facility leases) in place to operate air service to Japan and beyond from its U.S. hub airports indefinitely.  Governmental policy and bilateral agreements between nations regulate international operating route authorities and alliances.  The Company’s carrying value of international route authorities was $634 million at December 31, 2006.  Should any changes occur in policies, agreements, infrastructure or economic feasibility of air service to Japan, the Company will assess this asset for impairment and re-evaluate the economic life of these international routes.  If the life is then determined to be finite, the Company would begin amortizing the asset.

Pension Liability and Expense.  The Company has several defined benefit pension plans or defined contribution 401(k)-type plans covering substantially all of its employees.  The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, (“SFAS No. 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis that includes estimates relating to expected return on plan assets, discount rate, and employee compensation.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage will be provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 15 — Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which were previously reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes the change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which has been retroactively recorded as of January 1, 2005, and is included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2005.

A significant element in determining the Company’s pension expense is the expected return on plan assets, which is based in part on historical results for similar allocations among asset classes.  The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances, amortized over the average life expectancy of plan participants.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.

In developing the expected long-term rate of return assumption, the Company examines projected returns by asset category with its pension investment advisors.  Projected returns are based primarily on broad, publicly traded equity and fixed-income indices, with minor adjustments to account for the value of active management the funds have provided historically.  The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return for 2007 is based on target asset allocations of 45% domestic equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 12.25%; 15% long-duration bonds with an expected rate of return of 6.0%; and 5% high yield bonds with an expected rate of return of 7.25%.  These assumptions result in a weighted geometric average rate of return of 9.0% on an annual basis.  The Company historically weighted these assumptions based on an arithmetic average.  Beginning in 2006, the Company weighted the above category rate-of-return assumptions based on a geometric average.  The Company believes this change from arithmetic to geometric is preferable to its prior method in that it incorporates the underlying volatility of various asset category rate-of-return trends.  The Company’s expected long-term rate of return on plan assets for calendar year 2006 and 2005 was 9.0% and 9.5%, respectively.

Plan assets for the Company’s pension plans are managed by external investment management organizations.  These investment management firms are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

The Company also determines the discount rate used to measure plan liabilities.  The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plans that hold high, investment grade ratings by recognized ratings agencies.  By applying this methodology, the Company determined a discount rate of 5.93% to be appropriate at December 31, 2006, versus the 5.71% discount rate used at December 31, 2005.

For the year ended December 31, 2006, accounting for the changes related to the Company’s pension plans resulted in a net deficit reduction of $699 million on a pre-tax basis, to accumulated other comprehensive income.  The positive impact on accumulated other comprehensive income was principally due to a 8.4% increase in the fair value of the plan assets and a 1.0% decrease in benefit obligations driven by a 0.22% increase in the discount rate from 5.71% to 5.93%.    Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25% would have changed accumulated other comprehensive income by $307 million on a pre-tax basis.  See the “Recent Accounting Pronouncements” section for additional information related to the Company’s adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”).

As of February 1, 2006 the majority of the Company’s qualified pension plans whose benefits were in part impacted by projected rate of future compensation increases were frozen. Compensation increases assumption for remaining plans does not materially impact the Company’s pension expense.

For the year ended December 31, 2006, the Company recognized consolidated pension expense of $335 million, including replacement defined contribution requirements, compared to $567 million in 2005.  Holding all other factors constant, an increase/decrease in the expected long-term rate of return on plan assets by 0.5% would decrease/increase pension expense by approximately $27 million in 2007.  Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25% would decrease/increase pension expense by approximately $4 million in 2007.

SEC Inquiry.  In October 2004, the Company received an informal request for information from the SEC in connection with an inquiry related to accounting for pension and other postretirement benefit plans.  The SEC has stated that the inquiry is not an indication that any violation of laws has occurred.  The Company believes its accounting practices in this area are appropriate and is cooperating with the inquiry, which also involves several other companies.

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

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award.  In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments it expects to make to other airlines for WorldPerks members’ redemption travel on those carriers until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest.  Northwest recorded a liability for these estimated awards of $269 million, $248 million, and $215 million at December 31, 2006, 2005 and 2004, respectively.

The Company also sells mileage credits to participating partners such as credit card issuers, hotels, long-distance companies, car rental firms, partner airlines, and other partners.  This revenue, a portion of which is deferred, is recognized in passenger revenue.  The deferred revenue is recognized over a 24 month period in which the credits are expected to be redeemed for travel.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, which amends SFAS No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. The Company previously utilized a fiscal year-end measurement date.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities, as well as the Company’s equity deficit by $224 million. SFAS No. 158 does not affect the results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 effective the beginning of 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes.  FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.  The Company will adopt FIN 48 as of January 1, 2007, and is currently assessing the impact of FIN 48 on its consolidated financial statements.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks inherent in the Company’s market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes.  Actual results may differ from the outcomes estimated in the analyses due to factors beyond the Company’s control.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16 — Risk Management and Financial Instruments” for related accounting policies and additional information.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  A hypothetical 10% increase in the December 31, 2006 cost per gallon of fuel, assuming projected 2007 mainline and regional aircraft fuel usage, would result in an increase to aircraft fuel expense of approximately $357 million in 2007, compared to an estimated $323 million for 2006 measured at December 31, 2005.  The Company, as of January 31, 2007, had hedged the price of approximately 45% and 40% of 2007 first quarter and full year fuel requirements, respectively.  As of December 31, 2005, the Company had no fuel hedges in place for 2006.

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2006 levels relative to each of the currencies in which the Company’s revenues and expenses are denominated would result in a decrease in operating income of approximately $131 million for the year ending December 31, 2007, compared to an estimated decrease of $126 million for 2006 measured at December 31, 2005.  This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2006 and 2005.  The variance is due to the Company’s foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

The Company also has foreign currency exposure as a result of changes to balance sheet items.  The Company is currently in a net asset position, as its foreign currency-denominated assets exceed its foreign currency-denominated liabilities. The result of a 10% strengthening in the value of the U.S. dollar would result in a decrease to other income of an estimated $2 million in 2007, caused by the remeasurement of net foreign currency-denominated assets as of December 31, 2006.  In comparison, the Company was in a net liability position in 2005, as its foreign currency-denominated liabilities exceeded its foreign currency-denominated assets.  The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income of an estimated $1 million in 2006, caused by the remeasurement of net foreign currency-denominated liabilities as of December 31, 2005.  This sensitivity analysis was prepared based upon foreign currency-denominated assets and liabilities as of December 31, 2006 and 2005, respectively.

The Company’s operating income in 2006 was unfavorably impacted by a net $107 million due to the average yen being weaker in 2006 compared to 2005 and favorably impacted in 2005 by $1 million due to the average yen being stronger in 2005 compared to 2004.  In 2006, the Company’s yen-denominated net cash inflow was approximately 86 billion yen (approximately $747 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 3 billion yen (approximately $24 million).  In 2005, the Company’s yen-denominated net cash inflow was approximately 66 billion yen (approximately $610 million) and its yen-denominated assets exceeded its yen-denominated liabilities by 7 billion yen (approximately $64 million).  In general, each time the yen weakens, the Company’s operating income is unfavorably impacted due to net yen-denominated revenues exceeding expenses.  Additionally, a weakening yen results in recognition of a non-operating foreign currency gain due to the remeasurement of net yen-denominated liabilities.

Excluding the impact of hedging activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2006, 2005 and 2004 was 117, 110 and 108, respectively.  Including the impact of hedge activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2006, 2005 and 2004 was 115, 108 and 110, respectively.  The Japanese yen financial instruments utilized to hedge net yen-denominated sales resulted in a gain of $8.6 million and $10.9 million in 2006 and 2005, respectively, and a loss of $7.8 million in 2004.  As of December 31, 2006, the Company had no hedges in place for its anticipated 2007 yen-denominated sales.  This compares to 5% of its anticipated 2006 yen-denominated sales hedged as of December 31, 2005.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.

If short-term interest rates were to increase by 100 basis points for a full year, based on the Company’s cash balance at December 31, 2006 and December 31, 2005, the Company’s interest income from cash equivalents and short-term investments would increase by approximately $24 million and $19 million, respectively.  These amounts are determined by considering the impact of the hypothetical interest rate increase on the Company’s cash equivalent and short-term investment balances at December 31, 2006 and 2005.

Subsequent to its Chapter 11 filing, the Company records or accrues post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim.  The Company’s floating rate indebtedness was approximately 67% and 66% of its total long-term debt and capital lease obligations that were accruing interest as of December 31, 2006 and 2005, respectively.  If short-term interest rates were to increase by 100 basis points throughout 2007 as measured at December 31, 2006, the Company’s interest expense would increase by approximately $46 million, compared to an estimated $42 million for 2006 measured at December 31, 2005.  These amounts are determined by considering the impact of the hypothetical interest rate increase on the Company’s floating rate indebtedness, including debt obligations subject to compromise that continue to accrue interest as of December 31, 2006 and 2005.  As of December 31, 2006 the Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

Market risk for fixed-rate indebtedness that was not classified as subject to compromise as of December 31, 2006 is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $35 million measured at December 31, 2006.  This compares to an estimated $10 million measured at December 31, 2005.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Northwest Airlines Corporation (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation (Debtor-in-Possession) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation (Debtor-in-Possession) at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2, Northwest Airlines Corporation (Debtor-in-Possession) filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of bankruptcy proceedings. In particular, such financial statements do not purport to show (a) with respect to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

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

As discussed in Note 15 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

As discussed in Note 3 to the financial statements, in 2005 the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Northwest Airlines Corporation’s (Debtor-in-Possession) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 13, 2007

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,461	$ 684
Unrestricted short-term investments	597	578
Restricted cash, cash equivalents and short-term investments	424	600
Accounts receivable, less allowance (2006—$14; 2005—$12)	638	592
Flight equipment spare parts, less allowance (2006—$255; 2005—$243)	104	136
Maintenance and operating supplies	130	128
Prepaid expenses and other	212	275
Total current assets	3,566	2,993

PROPERTY AND EQUIPMENT
Flight equipment	10,424	10,055
Less accumulated depreciation	2,815	2,661
	7,609	7,394

Other property and equipment	1,674	1,792
Less accumulated depreciation	1,103	1,039
	571	753
Total property and equipment	8,180	8,147

FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	24	180
Less accumulated amortization	12	80
Total flight equipment under capital leases	12	100

OTHER ASSETS
Intangible pension asset	—	363
International routes	634	634
Investments in affiliated companies	42	41
Other	781	805
Total other assets	1,457	1,843
Total Assets	$ 13,215	$ 13,083

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31
	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Air traffic liability	$ 1,557	$ 1,586
Accrued compensation and benefits	301	303
Accounts payable	624	342
Collections as agent	138	116
Accrued aircraft rent	49	74
Other accrued liabilities	329	295
Current maturities of long-term debt	213	74
Total current liabilities	3,211	2,790

LONG-TERM DEBT	3,899	1,085

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	86	126
Other	161	102
Total deferred credits and other liabilities	247	228

LIABILITIES SUBJECT TO COMPROMISE	13,572	14,328

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	277	280

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value; shares authorized—315,000,000; shares issued (2006—111,374,977 shares; 2005—111,280,322 shares)	1	1
Additional paid-in capital	1,505	1,500
Accumulated deficit	(7,384)	(4,548)
Accumulated other comprehensive income (loss)	(1,100)	(1,568)
Treasury stock (2006—24,024,317 shares; 2005—24,024,989 shares)	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(7,991)	(5,628)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 13,215	$ 13,083

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31
	2006	2005	2004
OPERATING REVENUES
Passenger	$ 9,230	$ 8,902	$ 8,432
Regional carrier revenues	1,399	1,335	1,083
Cargo	946	947	830
Other	993	1,102	934
Total operating revenues	12,568	12,286	11,279

OPERATING EXPENSES
Aircraft fuel and taxes	3,386	3,132	2,203
Salaries, wages and benefits	2,662	3,721	3,796
Aircraft maintenance materials and repairs	796	703	463
Selling and marketing	759	811	847
Other rentals and landing fees	562	627	596
Depreciation and amortization	519	552	731
Aircraft rentals	226	429	446
Regional carrier expenses	1,406	1,576	1,210
Other	1,512	1,654	1,492
Total operating expenses	11,828	13,205	11,784
OPERATING INCOME (LOSS)	740	(919)	(505)

OTHER INCOME (EXPENSE)
Interest expense	(565)	(610)	(543)
Interest capitalized	10	10	8
Investment income	109	80	51
Earnings of affiliated companies	1	(14)	8
Reorganization items, net	(3,165)	(1,081)	—
Other, net	6	77	120
Total other income (expense)	(3,604)	(1,538)	(356)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,864)	(2,457)	(861)

Income tax expense (benefit)	(29)	7	1

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,835)	(2,464)	(862)

Cumulative effect of accounting change	—	(69)	—

NET INCOME (LOSS)	(2,835)	(2,533)	(862)

Preferred stock requirements	—	(22)	(29)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$ (2,835)	$ (2,555)	$ (891)

EARNINGS (LOSS) PER COMMON SHARE:

Basic and Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$ (32.48)	$ (28.57)	$ (10.32)
Cumulative effect of accounting change	—	(0.79)	—
Net Income (loss) applicable to common stockholders	$ (32.48)	$ (29.36)	$ (10.32)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (2,835)	$ (2,533)	$ (862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	3,165	1,081	—
Depreciation and amortization	519	552	731
Income tax expense (benefit)	(29)	7	1
Net receipts (payments) of income taxes	2	(3)	(3)
Pension and other postretirement benefit contributions less than expense	261	457	190
Net loss (earnings) of affiliates	(1)	14	(8)
Net loss (gain) on disposition of property, equipment and other	16	(80)	(95)
Other, net	(16)	20	78
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(3)	(102)	46
Decrease (increase) in flight equipment spare parts	23	(3)	7
Decrease (increase) in vendor deposits/holdbacks	(35)	(290)	—
Decrease (increase) in supplies, prepaid expenses and other	67	(34)	(57)
Increase (decrease) in air traffic liability	(33)	144	186
Increase (decrease) in accounts payable	287	206	33
Increase (decrease) in other liabilities	(164)	127	29
Net cash provided by (used in) operating activities	1,224	(437)	276

NET CASH PROVIDED BY (USED IN) REORGANIZATION ACTIVITIES	21	1	—

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(527)	(359)	(480)
Purchases of short-term investments	(21)	(301)	(241)
Proceeds from sales of short-term investments	28	1,606	128
Decrease (increase) in restricted cash, cash equivalents and short-term investments	176	(444)	(34)
Proceeds from sale of property, equipment and other assets	7	6	160
Proceeds from sale of Pinnacle note receivable	—	102	—
Investments in affiliated companies and other, net	9	(1)	(6)
Net cash provided by (used in) investing activities	(328)	609	(473)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(2,372)	(606)	(1,664)
Proceeds from long-term debt	2,281	448	1,512
Payment of capital lease obligations	(14)	(16)	(70)
Payment of short-term borrowings	—	(14)	(13)
Other, net	(35)	(8)	(7)
Net cash provided by (used in) financing activities	(140)	(196)	(242)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	777	(23)	(439)
Cash and cash equivalents at beginning of period	684	707	1,146
Cash and cash equivalents at end of period	$ 1,461	$ 684	$ 707

Available to be borrowed under credit facilities	$ —	$ —	$ —

Cash and cash equivalents and unrestricted short-term investments at end of period	$ 2,058	$ 1,262	$ 2,459

Supplemental Cash Flow Information:
Interest paid	$ 569	$ 529	$ 505

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$ 280	$ 344	$ 705

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

Balance January 1, 2004	110.9	$ 1	$ 1,460	$ (1,083)	$ (1,340)	$ (1,049)	$ (2,011)

Net income (loss)	—	—	—	(862)	—	—	(862)
Other comprehensive income (loss)
Foreign currency	—	—	—	—	3	—	3
Deferred gain/(loss) from hedging activities	—	—	—	—	8	—	8
Unrealized gain/(loss) on investments	—	—	—	—	4	—	4
Minimum pension liability adjustments	—	—	—	—	(222)	—	(222)
Total							(1,069)

Series C Preferred Stock dividends accrued	—	—	—	(29)	—	—	(29)
Series C Preferred Stock converted to Common Stock	0.1	—	2	—	—	—	2
Stock options expensing	0.1	—	7	—	—	—	7
Issuance of Treasury Stock	—	—	—	(25)	—	36	11
Other	—	—	2	—	—	—	2

Balance December 31, 2004	111.1	1	1,471	(1,999)	(1,547)	(1,013)	(3,087)

Net income (loss)	—	—	—	(2,533)	—	—	(2,533)
Other comprehensive income (loss)
Foreign currency	—	—	—	—	(7)	—	(7)
Deferred gain/(loss) from hedging activities	—	—	—	—	11	—	11
Unrealized gain/(loss) on investments	—	—	—	—	(9)	—	(9)
Minimum pension liability adjustments	—	—	—	—	(16)	—	(16)
Total							(2,554)

Series C Preferred Stock dividends accrued	—	—	—	(22)	—	—	(22)
Series C Preferred Stock converted to Common Stock	0.2	—	16	—	—	—	16
Stock options expensing	—	—	13	—	—	—	13
Issuance of Treasury Stock	—	—	—	6	—	—	6
Other	—	—	—	—	—	—	—

Balance December 31, 2005	111.3	1	1,500	(4,548)	(1,568)	(1,013)	(5,628)

Net income (loss)	—	—	—	(2,835)	—	—	(2,835)
Other comprehensive income (loss)
Foreign currency	—	—	—	—	—	—	—
Deferred gain/(loss) from hedging activities	—	—	—	—	(10)	—	(10)
Unrealized gain/(loss) on investments	—	—	—	—	3	—	3
Minimum pension liability adjustments	—	—	—	—	699	—	699
Total							(2,143)

Series C Preferred Stock dividends accrued	—	—	—	—	—	—	—
Series C Preferred Stock converted to Common Stock	0.1	—	3	—	—	—	3
Stock options expensing	—	—	2	—	—	—	2
Issuance of Treasury Stock	—	—	—	—	—	—	—
Other	—	—	—	(1)	—	—	(1)
Adjustment to Adopt SFAS No.158	—	—	—	—	(224)	—	(224)

Balance December 31, 2006	111.4	$ 1	$ 1,505	$ (7,384)	$ (1,100)	$ (1,013)	$ (7,991)

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

Plan of Reorganization.  On January 12, 2007, NWA Corp. and thirteen of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (“Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and the First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan” or “Plan of Reorganization”).

On March 2, 2007, the Company filed a motion with the Bankruptcy Court, requesting that its exclusivity period for filing a reorganization plan be extended to June 29, 2007.  During the exclusivity period, which is currently set to expire March 16, 2007, only the Company can propose a reorganization plan.

The Plan provides for the treatment of claims of creditors, the implementation of agreements with key labor groups, lenders, and suppliers, as well as the raising of new equity capital by NWA Corp.  The Plan proposes to restructure the Company’s balance sheet through the elimination of all pre-petition unsecured debt.  In exchange for their allowed claims, unsecured creditors will receive Common Stock of the reorganized NWA Corp. and the right to purchase additional Common Stock in a rights offering. Because all unsecured creditor claims will not be satisfied in full, the pre-petition equity holders’ interests in NWA Corp.’s Common and Preferred Stock will be cancelled, and those holders will not receive a distribution.

A hearing on the adequacy of information in the Disclosure Statement is scheduled for March 26, 2007.  After approval by the Bankruptcy Court, the Company will distribute the Plan and Disclosure Statement to its creditors and begin a period of solicitation of creditors for acceptance of the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.

Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court, which the Company currently expects to occur during the second quarter of 2007.  However, there can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully.

Restructuring Goals.  The Company identified three major elements essential to transforming its business and has substantially completed the actions necessary to achieve its targeted business improvements.  The three major elements included:

•      Achieving approximately $2.4 billion in annual cost reductions, including both labor and non-labor costs;

•      Resizing and optimization of the Company’s fleet to better serve Northwest’s markets;

•      Restructuring and recapitalization of the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 billion, providing debt and equity levels consistent with long-term profitability.

The Company used the provisions of Chapter 11 and other changes implemented in its business to achieve its targeted restructuring improvements.  Outlined below is an overview of significant transactions related to labor and non-labor cost restructuring, fleet optimization, and the Company’s balance sheet restructuring efforts.

Labor Cost Restructuring.  The Company has ratified collective bargaining agreements (“CBAs”) or implemented contractual terms and conditions which collectively provide for approximately $1.4 billion in annual labor cost savings.  The Company has reached consensual agreement on CBAs with the Air Line Pilots Association (“ALPA”), the International

Association of Machinists and Aerospace Workers (“IAM”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”).  The agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.   In addition, the Company imposed contract terms on its technicians represented by the Aircraft Mechanics Fraternal Association (“AMFA”) in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the Association of Flight Attendants-Communication Workers of America (“AFA-CWA”) on July 31, 2006.  On November 6, 2006, the Company reached a ratified agreement with AMFA to end the labor dispute with the airline’s technicians.  The agreement maintains the necessary annual labor cost savings from AMFA-represented employees.

Section 1113(c) of the Bankruptcy Code permits a debtor to move to reject its CBAs if the debtor first satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval of the rejection or the expiration of the statutorily prescribed time period.  After bargaining in good faith and sharing relevant information with its unions, a debtor must make proposals to modify its existing CBAs based on the most complete and reliable information available at the time.  The proposed modifications must be necessary to permit the reorganization of a debtor and must provide that all the affected parties are treated fairly and equitably.  Ultimately, rejection of the CBAs is appropriate if the unions refuse to agree to a debtor’s necessary proposal “without good cause” and the Bankruptcy Court determines that the balance of the equities favors rejection.   In October 2005, the Company commenced Section 1113(c) proceedings with ALPA, the IAM and the Professional Flight Attendants Association (“PFAA”) and has subsequently reached consensual agreement with ALPA and the IAM.

With respect to the Company’s flight attendants, the Company reached a tentative agreement on a new contract with its flight attendants represented by the PFAA on March 1, 2006 (the “March TA”).  On June 6, 2006, the PFAA announced that the flight attendants failed to ratify the tentative agreement.  As a result of the flight attendants’ failure to ratify this agreement, the Company requested a ruling from the Bankruptcy Court on its Section 1113(c) motion to reject its existing flight attendant labor agreement and to permit the Company to impose new contract terms.  On June 29, 2006, the Bankruptcy Court granted the Company’s Section 1113(c) motion to reject its contract with the flight attendants and authorized the Company to implement the terms of the March TA; however, the Bankruptcy Court stayed implementation of the order until July 17, 2006.

Following the Bankruptcy Court’s June 29, 2006 ruling, the Company and the PFAA commenced negotiations to reach a new agreement.  On July 6, 2006, the Company’s flight attendants voted to change their union representation from the PFAA to the AFA-CWA.  Subsequently, the Company and the AFA-CWA continued negotiations to reach a new agreement, and on July 17, 2006, the parties announced that they reached a new tentative agreement (the “July TA”).  On July 31, 2006, the AFA-CWA announced that its members failed to approve the July TA.  As a result of the flight attendants’ failure to ratify the July TA, and in accordance with the Bankruptcy Court’s previous authorization, effective July 31, 2006 the Company implemented new contract terms and conditions for its flight attendants, consistent with the terms and conditions of the March TA.

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals.  Arguments related to this matter were heard on November 28, 2006 and the appeal is pending.  In addition, the Company is currently in mediated negotiations with the AFA-CWA and representatives of the National Mediation Board (“NMB”).  The AFA-CWA has requested that it be released from further negotiations by the NMB; to date the NMB has not granted this request.  A strike or other form of self-help could have a material adverse effect on the Company.  In addition, if the Company does not achieve the targeted level of savings under a flight attendant agreement, the amount of labor savings achieved through its other ratified CBAs would be subject to reduction.

On February 12, 2007, the AFA-CWA filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court’s decision to grant the Debtors’ Section 1113(c) motion to reject the Debtors’ CBA with the flight attendants. The Debtors believe the motion is without merit and will oppose the AFA-CWA’s motion in the Bankruptcy Court.

The Company has also commenced proceedings under Section 1114 of the Bankruptcy Code, pursuant to which the Company is seeking reductions in the costs it incurs to provide medical benefits to retirees.  Negotiations with the committee formed to represent the Company’s retirees are ongoing.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its current target of $350 million in annual savings.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, lower distribution, insurance and interest costs and optimization of other contractual relationships.  The Company estimates it has realized approximately $100 million of the targeted savings in 2006, with the majority of the remaining savings expected to be realized in 2007.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network by reducing system-wide capacity by 9.2 percent during the first year in bankruptcy.  For the full year 2006, the Company reduced its system-wide consolidated available seat miles by 7.5 percent.  The Company also reached new agreements and affirmed existing  arrangements on new aircraft as part of its fleet optimization.  The Company affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and ordered 72 76-seat regional jets that will be introduced in 2007.  The dual class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company accelerated the retirement of the DC10 and Boeing 747-200 wide-body aircraft as well as the Avro RJ85 fleet.

Balance Sheet Restructuring.  Under the Plan, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense.  The elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.  See “Note 6 — Liabilities Subject to Compromise” for additional information.

General Bankruptcy Matters.  As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005 an Official Committee of Unsecured Creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization.  There can be no assurance that the Creditors’ Committee will support the Company’s positions or plan of reorganization.

With the exception of the Company’s non-debtor subsidiaries, the Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  In conjunction with the commencement of the Chapter 11 case, the Debtors obtained several orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 case.  The most significant of these orders (i) authorize the Company to honor pre-petition obligations to customers, (ii) authorize the Company to honor obligations to employees for pre-petition employee salaries, wages, incentive compensation and benefits, and (iii) permit the Debtors to operate their consolidated cash management system during the Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Chapter 11 case.

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

The Debtors have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the Consolidated Balance Sheets.   See “Note 6 — Liabilities Subject to Compromise” for additional information.  The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors.  However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.  In addition, other claims may be recorded as a result of the Debtors claims resolution process.

Securities Trading Matters.  On October 28, 2005, the Bankruptcy Court entered an order that restricts the trading of the Common Stock and debt interests in the Company.  The purpose of the order is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes.  Under federal and state income tax law,

NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained an order that enables it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.  See “Note 12 — Income Taxes” for further information related to the Company’s NOLs.

The Company’s Common Stock ceased trading on the NASDAQ stock market on September 26, 2005 and now trades in the “over-the-counter” market under the symbol NWACQ.PK.  However, under the Company’s Plan, no value is ascribed to the Company’s outstanding Common Stock, Preferred Stock or other equity securities.  Upon the effective date of the Plan, the outstanding Common and Preferred Stock of the Company will be cancelled for no consideration and therefore the Company’s stockholders will no longer have any interest as stockholders in the Company by virtue of their ownership of the Company’s Common or Preferred Stock prior to emergence from bankruptcy.

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

Request for Equity Committee.  On or about November 22, 2006, certain equity holders of the Debtors requested, by letter, that the United States Trustee appoint a committee of equity security holders.  By letters dated December 26, 2006, the United States Trustee denied this request.  On January 11, 2007, an ad hoc committee of equity security holders filed a motion in the Bankruptcy Court seeking to compel the United States Trustee to appoint an equity committee.  On February 28, 2007, the equity holders withdrew their request to appoint an equity committee.  Subsequently, they have sought the appointment of an examiner to investigate the Company’s plans regarding industry consolidation.  The Debtors do not believe this request is appropriate, and will oppose it in the Bankruptcy Court.

Note 2—Summary of Significant Accounting Policies

Financial Statement Presentation:  The Company’s consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Due to our Chapter 11 proceedings, the realization of assets and the satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty, and accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which will result in our becoming a new entity for financial reporting purposes.  The adoption of fresh start reporting will have a material impact on the consolidated financial statements of the new financial reporting entity.

The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets, or liquidate and settle liabilities, for some amounts other than those reflected in the consolidated financial statements

Business:  Northwest’s operations account for approximately 98% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 240 cities in 26 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM, which operates through a hub in Amsterdam, a domestic and international alliance with Continental and Delta, membership in SkyTeam, a global airlines alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines, Korean Air and Aeroflot, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines and Mesaba, both of which currently operate as Northwest Airlink carriers, and Compass which will operate as Northwest Airlink, and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

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

Cash and Cash Equivalents:  Cash equivalents are carried at cost and consist primarily of cash and unrestricted money market funds.  These highly liquid instruments approximate fair value due to their short maturities.  The Company classifies investments with a maturity of more than three months as short-term investments.

Restricted Cash:  During 2006 the restricted cash balance decreased $176 million to $424 million as of December 31, 2006 from $600 million as of December 31, 2005.  The decrease was primarily due to a $153 million decrease in a receivables financing required cash collateral balance, a $6 million decrease in the Company’s irrevocable trust fund balance and a $17 million decrease in other restricted cash items.  As a result of the Company filing for bankruptcy, a receivables financing required the Company to establish a cash collateral account, the balance of which was $153 million as of December 31, 2005.  As a result of restructuring the receivables financing with the lender, the need for this account was eliminated and the balance was reclassified to unrestricted cash.  The Company in the ordinary course of business collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These collections include U.S. transportation taxes, passenger facility charges, and fuel taxes, which are collected in the capacity of an agent and are presented on a net basis.  Withholdings include the employee portion of payroll taxes, among others.  The Company established an irrevocable trust in 2002 and since then has made regular deposits to the trust from which payments are issued to the taxing authorities.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

The Company accounts for certain airport leases under the EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority to Entities that Enter into Leases with Governmental Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet.  Capitalized expenditures of $234.9 million at December 31, 2006 that relate to airport improvements at Minneapolis/St. Paul, Memphis, Knoxville and Seattle are recorded in other property and equipment, with the corresponding obligations included in liabilities subject to compromise.

Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144).  These impairment evaluations are primarily initiated by fleet plan changes and therefore predominantly performed on fleet-related assets.  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by independent appraisal or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values.  Impairment charges are recorded in depreciation and amortization or reorganization expense on the Company’s Consolidated Statements of Operations.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

In the fourth quarter 2006, the Company recorded $33.5 million as additional reorganization expense for the impairment of certain Boeing 747-200 passenger and freighter aircraft and DC9-30 aircraft.  See “Note 5 — Reorganization Related Items.”  The Company also recorded an aircraft impairment of $5.8 million as additional depreciation expense for one DC9-30.

In the second quarter of 2006, the Company recorded $28 million related to the impairment of six owned aircraft and related inventory and equipment, which were permanently removed from service.  These charges reflect the Company’s decision to accelerate the retirement of its DC10 aircraft and to permanently park three DC9 aircraft.  The impairment charges were recorded as reorganization expenses and are included in “Note 5 — Reorganization Related Items.”

In December 2005, as part of the implementation of its restructuring driven fleet plan, the Company removed 18 DC9-30 aircraft from operations and determined that the Avro RJ85 fleet would be removed from service by the end of 2006.  As a result, the Company recorded, as reorganization expense, impairment charges of $153 million for the DC9-30 aircraft and the 10 owned Avro RJ85 aircraft in the fourth quarter of 2005.

In June 2005, the Company recorded $48 million for the impairment and other charges related to nine owned and two leased aircraft of various types that it did not intend to return to service.  Of the $48 million recorded, approximately $40 million related to acceleration of aircraft rent expense and other charges on the two leased aircraft and $8 million was attributable to aircraft impairments on the nine owned aircraft.

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

Airframe and Engine Maintenance:  Routine maintenance, airframe and engine overhauls are charged to expense as incurred or accrued when a contractual obligation exits, such as induction of an asset at a vendor for service or on the basis of hours flown for certain costs covered by power-by-the-hour type agreements.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

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

The estimated liability excludes accounts that have never attained the minimum travel award level, awards that are expected to be redeemed for upgrades, and the proportion not expected to be redeemed at all, but includes an estimate for partially earned awards on accounts that previously earned an award.  In December 2004, Northwest revised its estimates associated with (i) the future mix of redemptions involving reciprocal frequent flyer programs with other airlines; (ii) incremental costs per type of award redemption; and (iii) the likelihood of customers never redeeming their award miles. For certain reciprocal frequent flyer programs, Northwest does not record a liability for the gross payments to other airlines for WorldPerks members’ redemption travel until the Company meets certain contractual thresholds that are required prior to making cash payments. For other reciprocal frequent flyer arrangements with no such contractual thresholds, Northwest records a liability for the gross payments it expects to make for WorldPerks members’ redemption travel on the other airlines, without regard to the payments the Company expects to receive for their frequent flyer members’ redemption travel on Northwest.  These changes in estimates resulted in a liability increase of $77 million, due primarily to the higher cost of awards redeemed on reciprocal frequent flyer programs versus Northwest’s incremental cost for carriage, partially offset by a higher projection of unused award miles.  While the average cost of an award increased as a result of these revised estimates, the total number of awards expected to be redeemed declined substantially.  The number of estimated travel awards outstanding and expected to be redeemed at December 31, 2006, 2005, and 2004 was approximately 3.6, 3.6, and 3.8 million, respectively. Northwest recorded a liability for these estimated awards of $269 million, $248 million, and $215 million at December 31, 2006, 2005 and 2004, respectively.

The number of travel awards used for travel on Northwest and Airlink operations during the years ended December 31, 2006, 2005 and 2004 was approximately 1,491,000, 1,492,000 and 1,380,000, representing an estimated 7.3%, 7.3%, and 6.9% of total RPMs for each such year, respectively.  Including travel allowed on Northwest, Airlink and alliance partner airlines, travel awards represented an estimated 9.3%, 8.9%, and 8.5% of system-wide consolidated RPMs for December 31, 2006, 2005 and 2004 respectively.  Northwest believes displacement of revenue passengers is minimal based on the low ratio of WorldPerks award usage to revenue passenger miles and the Company’s ability to manage frequent flyer inventory through seat allocations.

The Company also sells mileage credits to participating partners such as credit card issuers, hotels, long-distance companies, car rental firms, partner airlines, and other partners.  This revenue, a portion of which is deferred, is recognized in passenger revenue.  The deferred revenue is recognized over a 24 month period in which the credits are expected to be redeemed for travel.

Advertising:  Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $62 million, $63 million, and $72 million in 2006, 2005, and 2004, respectively.

Stock Based Compensation:  As of December 31, 2006, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  See “Note 10 — Stock Based Compensation” for additional discussion of stock based compensation.    The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, the Statement required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  The Statement also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.

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

New Accounting Standards:  In September 2006, the FASB issued SFAS No. 158, which amends SFAS No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. The Company previously utilized a fiscal year-end measurement date.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities, as well as the Company’s equity deficit by $224 million. SFAS No. 158 does not affect the results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 effective the beginning of 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes.  FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.  The Company will adopt FIN 48 as of January 1, 2007, and is currently assessing the impact of FIN 48 on its consolidated financial statements.

Note 3—Change in Accounting for Certain Pension Plan Administrative Expenses

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which previously were reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes this change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years was $69.1 million, which was retroactively recorded as of January 1, 2005, and was included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005.  The impact of this change on the year ended December 31, 2005, was an increase in net periodic benefit cost of $37.7 million.

The following table illustrates pro forma amounts as of December 31, assuming the new accounting method is applied retroactively:

(In millions, except per share amounts)	2006	2005	2004
Net Income (Loss) Applicable to Common Stockholders
Basic and Diluted	$(2,835)	$(2,486)	$(929)

Earnings (loss) per common share:
Basic and Diluted	$(32.48)	$(28.57)	$(10.75)

Note 4—Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31:

(In millions, except share data)	2006	2005	2004
Numerator:
Net income (loss) before cumulative effect of accounting change	$(2,835)	$(2,464)	$(862)
Cumulative effect of accounting change	—	(69)	—
Preferred stock requirements	—	(22)	(29)
Net income (loss) applicable to common stockholders	$(2,835)	$(2,555)	$(891)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	87,289,184	87,003,280	86,403,384

Effect of dilutive securities (1)	—	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	87,289,184	87,003,280	86,403,384

Basic and Diluted earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$(32.48)	$(28.32)	$(9.98)
Cumulative effect of accounting change	—	(0.79)	—
Preferred stock requirements	—	(0.25)	(0.34)
Net income (loss) applicable to common stockholders	$(32.48)	$(29.36)	$(10.32)

(1)          For the twelve months ended December 31, 2006, 2005 and 2004, 19.1 million, 19.3 million and 19.8 million incremental shares related to dilutive securities, respectively, were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.   Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6.2 million, 6.3 million and 6.5 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the years ended December 31, 2006, 2005 and 2004, respectively, because the Company reported a net loss for these periods and the inclusion of these shares would have had an anti-dilutive effect on the earnings per share calculation.

The dilutive securities do not include 7.4 million, 7.9 million and 1.3 million employee stock options and restricted shares for the years ended December 31, 2006, 2005 and 2004, respectively, because the exercise prices of these options were greater than the average market price of the Common Stock for the period or the amount of assumed proceeds for the restricted shares did not result in incremental dilutive shares under the treasury method.  Total employee stock options and restricted shares outstanding of 7.4 million, 7.9 million and 9.4 million as of December 31, 2006, 2005 and 2004, respectively, were not included in diluted securities because the Company reported a net loss for the years ended December 31, 2006, 2005 and 2004.

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

Reorganization items recorded during the twelve months ended December 31, 2006, largely consisted of aircraft restructurings, employee claims, pension plan curtailment charges, rejection charges, professional fees, and aircraft impairment charges.  The charges for restructuring aircraft leases/debt are primarily non-cash costs that include the estimated claims resulting from the Company’s renegotiation of certain aircraft obligations.  The employee claims resulted from negotiations associated with the Company’s implementation of new contract terms with ALPA, the IAM, ATSA, TWU and NAMA.  The pension plan curtailment charges are non-cash costs associated with the freezing of the ALPA and contract pension plans.  Aircraft rejection charges are non-cash costs that include the estimated allowable claims, net of gains on the sale and/or settlement of residual value guarantees, resulting from the Company’s rejection of certain aircraft leases and/or return of aircraft as part of the bankruptcy process.  These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.  The charges for professional fees include only those professional fees related to the bankruptcy process.  Aircraft impairment charges are non-cash write-downs of owned aircraft that were rejected or permanently grounded as part of the Company’s fleet restructuring.

In addition to the charges disclosed above, reorganization items for the twelve months ended December 31, 2005, included debt and lease valuation adjustments.  Debt and lease valuation adjustments represent one time non-cash charges related to the write-off of issuance costs, and discounts related to the Company’s debt and leases classified as liabilities subject to compromise.

Net reorganization items, as shown on the Consolidated Statement of Operations, consist of the following:

(In millions)	2006	2005
Restructured aircraft lease/debt charges	$1,598	$498
Employee claims, net	1,053	—
Pension plan curtailments, net	283	127
Aircraft rejection charges, net	133	128
Professional fees	63	23
Aircraft and aircraft related impairment	62	153
Asset sale	(27)	—
Debt and lease valuation adjustments	—	144
Other	—	8
Reorganization items, net	$3,165	$1,081

Note 6—Liabilities Subject to Compromise

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) was August 16, 2006.  A proof of claim arising from the rejection of an executory contract must be filed the later of the Bar Date or 30 days from the effective date of the authorized rejection.  As of December 31, 2006, the dollar amount of all claims filed against the Debtors, as reflected on the claims register, totaled approximately $129 billion.  Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. The Debtors believe that many of these claims are subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim.  The foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the Bar Date.  While significant progress has been made to date, the Debtors are still in the process of resolving claims in accordance with the claims resolution procedures approved by the Court; however, completion of this process will likely occur well after confirmation of the Debtors’ Plan.  The Debtors believe that the aggregate dollar amount of unsecured claims currently appearing on the claims register far exceeds the total dollar amount of unsecured claims that will ultimately be allowed against the Debtors in the cases.  Although the ultimate dollar amount of such claims is not known at this time, the Debtors estimate that the amount of unsecured claims will be in the range of $8.75 billion to $9.5 billion.  This estimate is subject to significant uncertainties relating to the resolution of various claims, including the resolution of contingent and unliquidated claims such as litigation.  As a result, there can be no assurance that the ultimate amount of such allowed claims will not exceed $9.5 billion.

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.  Liabilities subject to compromise also includes certain items that may be assumed under the Debtors’ Plan.  At December 31, 2006 and December 31, 2005, the Company had liabilities subject to compromise of $13.6 billion and $14.3 billion, respectively, consisting of the following:

(In millions)	2006	2005
Long-term debt (1)	$4,556	$7,348
Accrued interest on long-term debt	48	63
Pension, postretirement and other employee related expenses	3,902	4,114
Aircraft-related accruals, deferrals, and claims (2)	2,962	1,455
Capital lease obligations, including accrued interest (3)	238	350
Accounts payable and other liabilities	1,866	998
Total Liabilities Subject to Compromise	$13,572	$14,328

(1)          Long-term debt subject to compromise includes pre-petition and post-petition accrued interest and unpaid principal for financings that remain subject to negotiations that may ultimately result in a return of collateral, settlement or a renegotiated agreement.  It also includes estimated unsecured damage claims to be resolved through the Company’s Chapter 11 settlement process, resulting from debt agreements that have been restructured subsequent to the petition date.  Refer to “Note 7 — Long-Term Debt and Short-Term Borrowings” for information related to the Company’s debt not classified as subject to compromise.  At December 31, the Company’s long-term debt subject to compromise was as follows:

(In millions)	2006	2005
Aircraft Enhanced Equipment Trust Certificates (a)(b)	$1,554	$1,987
Aircraft Secured Loans (a)(c)	784	2,156
Term Loan (d)	—	975
Other Secured Notes (a)	220	528
Other Secured Debt (a)	1	1
Unsecured Notes	1,313	1,313
Convertible Unsecured Notes	375	375
Unsecured Debt	2	2
Pre-Petition Claims (e)	307	11
Total Debt Liabilities Subject to Compromise (f)	$4,556	$7,348

(a)          On certain secured financings that are classified as subject to compromise, the Company continues to make principal and interest payments, either through Bankruptcy Court approval or interim payment agreements negotiated with the related creditors.

(b)         At December 31, 2006, direct obligations of Northwest included the $1.55 billion of equipment notes underlying the pass-through trust certificates issued for 62 aircraft.

(c)          At December 31, 2006, the $784 million of secured loans were secured by 36 aircraft.

(d)         The Bank Term Loan had an initial principal amount of $975 million and was comprised of three tranches.  On August 21, 2006, the Company paid off the term loan and took on additional debt in the form of DIP/Exit financing.  Refer to “Note 7 — Long-Term Debt and Short-Term Borrowings.”

(e)          As a result of restructuring debt for aircraft subsequent to the filing date, the Company has recorded an unsecured pre-petition claim of $307 million.

(f)            Assets having an aggregate book value of $4.1 billion at December 31, 2006, consisting principally of aircraft, were pledged under various loan agreements.  See “Note 7 — Long-Term Debt and Short-Term Borrowings” for further information on debt obligations not classified as subject to compromise.

(2)          Includes estimated unsecured creditor claims of $2.84 billion related to post-petition restructured operating and capital leases.  This amount also includes accrued rent for leases still in the process of being renegotiated.  Refer to “Note 8 — Leases” for information related to the Company’s leases not subject to compromise.

(3)          Capital lease obligations subject to compromise includes accrued interest and unpaid principal for financings that remain subject to negotiations that may ultimately result in a return of collateral, settlement or a renegotiated agreement.

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $178.7 million and $59.2 million during the years ended December 31, 2006 and 2005, respectively.

In addition to the $13.6 billion of liabilities subject to compromise itemized above, the Company’s $277 million of Preferred Redeemable Stock is also subject to compromise.  This preferred security is not presented as a liability on the Company’s Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 7—Long-Term Debt and Short-Term Borrowings

Long-term debt classified as not subject to compromise as of December 31 consisted of the following (with interest rates as of December 31, 2006):

(In millions)	2006 (1)	2005 (1)
Aircraft enhanced equipment trust certificates due through 2012, 9.8% weighted-average rate (2)	$168	$182
Aircraft secured loans due through 2024, 7.7% weighted-average rate (3)	2,215	671
DIP/Exit facility due 2007 through 2008 (4)	1,225	—
Other secured notes due through 2011, 7.6% weighted-average rate	410	195
Other secured debt through 2031, 2.4% weighted-average rate	94	111
Total secured debt	4,112	1,159

Total unsecured debt	—	—

Total debt	4,112	1,159

Less current maturities	213	74
Total Long-term debt	$3,899	$1,085

(1)          The financings listed in the table above are considered “not subject to compromise” either due to Bankruptcy Court-approved post-petition negotiated agreements or due to the fact that the debt represents obligations of Non-Debtor consolidated subsidiaries.  Assets having an aggregate book value of $4.3 billion at December 31, 2006, consisting principally of aircraft and Pacific route authorities, were pledged under various loan agreements.  Refer to “Note 6 — Liabilities Subject to Compromise” for information related to long-term debt and short-term borrowings that are classified as liabilities subject to compromise.

(2)          At December 31, 2006, direct obligations of Northwest included the $168 million of equipment notes underlying the pass-through trust certificates issued for 13 aircraft.  Interest on the pass-through trust certificates is payable quarterly or semi-annually.

(3)          The Company took delivery of and financed four Airbus A330-200 and two Airbus A330-300 aircraft during the twelve months ended December 31, 2006, resulting in an increase of $444 million aircraft secured loans.  At December 31, 2006, the $2.2 billion of the secured loans issued for 57 aircraft are direct obligations of Northwest.

On December 22, 2006, the Company entered an aircraft financing facility for $778.8 million.  Proceeds of the financing were used to finance and refinance 11 A330, one A319 and one A320 aircraft.  The new loans will provide savings to the Company over the existing loans and financing commitments that the new loans replaced.

(4)          On August 21, 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP/Exit Facility”) with a number of banks and institutions.  Under this agreement, Northwest is the borrower and NWA Corp., Northwest Airlines Holdings Corporation and NWA Inc. are guarantors.  Proceeds from the financing were used to pay off the previously existing $975 million term loan with accrued interest, to pay underwriting fees and expenses for the new financing, and to set aside $59.8 million in reserve to settle disputed claims related to potential default interest and prepayment penalties asserted by the administrative agent under the previous credit agreement.  In October 2006, the Company and the administrative agent under the previous credit agreement reached an agreement as to the settlement amount to be paid by the Company.  This settlement amount was approved by the Bankruptcy Court and paid by the Company in November 2006.

The DIP Facility consists of a $1.05 billion term loan facility, and a $175 million revolving credit facility which is required to be fully drawn during the Company’s bankruptcy proceeding.  The maturity of the DIP Facility is the earlier of the Company’s exit from bankruptcy or two years, and the DIP Facility bears an interest rate of LIBOR plus 2.50%, which as of December 31, 2006 was 7.85%.  The DIP Facility is secured by a first lien on the Company’s Pacific route authorities which were last appraised in January 2006 at $3.3 to $4.1 billion.  Additionally, the Company’s obligations to the lenders have super-priority status while the Company is in bankruptcy.  The DIP Facility has a credit rating of BBB- from Standard & Poor’s Rating Services (“S&P”) and a Ba2 from Moody’s Investors Service, Inc. (“Moody’s”).

Subject to the Company meeting certain conditions, including emerging from bankruptcy on or prior to August 21, 2008, the DIP Facility can be converted to exit financing (“Exit Facility”).  The final maturity, in such event, will be August 21, 2013.  Principal on the term loan portion of the Exit Facility will be repaid at 1.0% per year (as is the case under the DIP Facility) with the balance of 94% due at maturity.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the exit financing will continue to bear interest at LIBOR plus 2.50%, subject to certain potential adjustments described below.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.

The conditions to convert the DIP Facility to exit financing on emergence from bankruptcy include, among other items, a confirmed plan of reorganization with projections that reflect pro-forma financial covenant compliance for the term of the facility, labor savings and pension relief, a minimum of $2.0 billion in unrestricted cash and available committed credit facilities, a collateral coverage ratio of at least 1.50 to 1.00, and continuation of ratings coverage of the exit financing by S&P and Moody’s. At conversion, the interest rate of LIBOR plus 2.50% remains in place for the exit financing, but is subject to the following potential increases:

•          0.50% per annum for so long as either S&P’s rating or Moody’s rating of the facility is less than BB- or Ba3, respectively

•   0.50% per annum for so long as the collateral coverage ratio is 1.75 to 1.00 or less

Both the DIP Facility and, upon its conversion, the Exit Facility require ongoing compliance with the following financial covenants:

•   Unrestricted cash of at least $750 million

•   Collateral coverage ratio of at least 1.50 to 1.00

•   Fixed charge coverage ratio as set forth below:

Four Consecutive Fiscal Quarters Ending	Minimum Ratio of EBITDAR to Consolidated Fixed Charges
December 31, 2006	1.15 to 1.00
March 31, 2007	1.20 to 1.00
June 30, 2007.	1.30 to 1.00
September 30, 2007	1.40 to 1.00
December 31, 2007 and each quarter ending thereafter	1.50 to 1.00

As of December 31, 2006 the Company was in compliance with all required financial covenants.  See “Note 21 — Subsequent Events (Unaudited)” for information related to the amendment of the DIP/Exit financing facility.

Debt Maturity Table:

Maturities of long-term debt classified as not subject to compromise for the five years subsequent to December 31, 2006 are as follows:

(In millions)	2007	2008	2009	2010	2011	Thereafter	Total
Aircraft enhanced equipment trust certificates	$24	$25	$24	$25	$35	$35	$168
Aircraft secured loans	140	339	133	142	144	1,317	2,215
DIP facility (a)	10	1,215	—	—	—	—	1,225
Other secured notes	37	161	114	49	49	—	410
Other secured debt	2	—	—	—	—	92	94
Total secured debt	213	1,740	271	216	228	1,444	4,112

Total unsecured debt	—	—	—	—	—	—	—

Total long-term debt	$213	$1,740	$271	$216	$228	$1,444	$4,112

(a) $1.215 billion represents the amount due under the Company’s DIP Facility (as described above) in 2008; if the DIP Facility is converted to exit financing the maturity date will be extended five years with $1.162 billion due in 2013.

As of December 31, 2006 and December 31, 2005 there were no short-term borrowings.  The weighted-average interest rate on short-term borrowings outstanding at December 31, 2004 was 3.73%.

Note 8—Leases

The Company leases aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032.  As allowed under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  Consequently, the majority of the Company’s non-aircraft operating leases and materially all of the Company’s capital leases are currently classified as subject to compromise.  See “Note 6 — Liabilities Subject to Compromise” for information related to operating leases and capital leases that are classified as liabilities subject to compromise.

At December 31, 2006, future minimum lease payments for non-cancelable operating leases that are not subject to compromise, primarily due to post-petition Bankruptcy Court approved agreements, with initial or remaining terms of more than one year are as follows:

(In millions)	Aircraft	Non-aircraft
2007	$356	$15
2008	362	15
2009	357	14
2010	363	14
2011	309	13
Thereafter	1,955	24
	3,702	95
Less sublease rental income from regional carriers	1,419	—
Total minimum operating lease payments (1)	$2,283	$95

(1) As of December 31, 2006, the Company had future minimum lease payments for non-cancelable operating leases classified as subject to compromise in the amount of $1.9 billion, net of sublease rental income of $30 million.  Included in this amount are $252.4 million of obligations related to facility bonds issued by airport authorities and/or municipal agencies in Minneapolis/St. Paul, Detroit, Memphis, and Duluth for which the Company is the guarantor.  The lease terms for these obligations end between 2011 and 2029.

Rental expense for all operating leases for the years ended December 31 consisted of the following (in millions):

(In millions)	2006	2005	2004
Gross rental expense	$727	$991	$928
Sublease rental income	(338)	(371)	(314)
Net rental expense	$389	$620	$614

At December 31, 2006 Northwest leased 62 of the 371 aircraft it operates; of these 62 leases, one was a capital lease and 61 were operating leases.

Note 9—Redeemable Preferred Stock

Series C Preferred Stock:  As part of labor agreements reached in 1993, NWA Corp. issued to trusts for the benefit of participating employees 9.1 million shares of a new class of Series C cumulative, voting, convertible, redeemable preferred stock, par value of $.01 per share (the “Series C Preferred Stock”), and 17.5 million shares of Common Stock and provided the union groups with three positions on the Board of Directors.  NWA Corp. has authorized 25 million shares of Series C Preferred Stock.  The Series C Preferred Stock ranks senior to Common Stock with respect to liquidation and certain dividend rights.  Each share of the Series C Preferred Stock is convertible at any time into 1.364 shares of Common Stock.  As of December 31, 2006, 4.5 million shares of Series C Preferred Stock have been converted into Common Stock and the remaining 4.6 million shares outstanding are convertible into 6.2 million shares of Common Stock.  During 2006, 69,392 shares of Series C Preferred Stock were converted into 94,651 shares of Common Stock.

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

In June 2003, the IBT and certain related parties commenced litigation against NWA Corp. in New York state court.  In August 2003, the IAM and a related party also commenced litigation against NWA Corp. in New York state court.  Both lawsuits challenge the Company’s decision not to purchase its Series C Preferred Stock during 2003 and seek to compel the Company to repurchase the Series C Preferred Stock that had been put to the Company.  On March 24, 2005, the New York state court judge ruled that the Company had breached the arrangements related to the Series C Preferred Stock, and indicated that a trial on damages would be necessary.  On August 24, 2005, Northwest and the plaintiffs reached an agreement, among other things, to cancel the trial and to establish the amount of damages owed to employees represented by the plaintiffs should the trial court’s liability determination be upheld (nearly $277 million).  The agreement also established the procedural process for Northwest to appeal the trial court’s liability judgment and to seek a stay of enforcement of the judgment.  The plaintiffs also agreed not to take any action to enforce the judgment unless and until the New York State Appellate Division denies Northwest’s motion to stay enforcement of the judgment. Further proceedings in this litigation have been stayed following the Company’s Chapter 11 filing.

The financial statement carrying value of the Series C Preferred Stock that accreted over 10 years commencing August 1993 to the ultimate put price, was $277 million at December 31, 2006, including approximately $62 million of unpaid dividends accrued from August 1, 2003 through September 14, 2005 (the petition date).  This balance was considered subject to compromise as of December 31, 2006.  As provided in the Company’s Plan filed on February 15, 2007, no value will be ascribed to the Company’s outstanding Common Stock, or the Series C Preferred Stock.  Upon the effective date of the Plan, the outstanding Common Stock and the Series C Preferred Stock of the Company will be cancelled for no consideration and therefore the Company’s stockholders will no longer have any interest as stockholders in the Company by virtue of their ownership of the Common Stock or the Series C Preferred Stock prior to emergence from bankruptcy.  However, the Plan as filed provides that the trial court’s liability judgment in respect of the Series C litigation will be treated as an allowed unsecured claim.

Note 10—Stock Based Compensation

As of December 31, 2006, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, SFAS No. 123R required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  SFAS No. 123R also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.  The Company’s forfeiture estimate in 2006 was 10% for all options under the Management Plans.

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

Stock Option Plan for Management:  The fair value of options granted under the Management Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Weighted average risk-free interest rate	N/A	4.0%	N/A

Stock price volatility	N/A	50.0%	N/A

Expected lives in years	N/A	6.0	N/A

A reconciliation of the number of options outstanding and exercisable under the Management Plan as of December 31, 2006, 2005, and 2004, are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,815	$12.59	2,948	$12.64	3,507	$12.06
Granted	—	—	185	4.71	—	—
Forfeited	(451)	18.56	(303)	8.79	(343)	9.40
Exercised	—	—	(15)	5.71	(216)	8.31
Outstanding at end of year	2,364	11.45	2,815	12.59	2,948	12.64

Exercisable at end of year	1,765	12.78	1,690	15.80	1,154	19.18

Available for future grants	9,743		9,291		8,392

A summary of the number of options outstanding and exercisable under the Management Plan categorized by range of exercise prices as of December 31, 2006, are as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
		Remaining	Weighted-Average		Remaining	Weighted-Average
(shares in thousands)	Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price
Range of Exercise Prices

$4.61 to $24.59 (1)	2,157	5.9 years	$9.08	1,558	5.8 years	$9.66
26.16 to 39.31	181	1.5 years	34.22	181	1.5 years	34.22
43.56 to 51.97	26	2.1 years	50.49	26	2.1 years	50.49

(1)        1.7 million of the 2.2 million shares outstanding had an exercise price of $8.31, and approximately 1.3 million of these shares were exercisable.

There was no aggregate intrinsic value for either outstanding or exercisable options under the Management Plans, as the exercise prices for all grants were greater than the market price of the Company’s Common Stock at December 31, 2006.  The weighted-average fair value of options granted during 2005 was $2.63 per option.  There were no options granted under the Management Plans in 2006 or 2004.  The aggregate intrinsic value of options exercised was immaterial during 2005 and 2004.  There were no options exercised in 2006.

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

The fair value of options granted under the Pilot Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Weighted average risk-free interest rate	N/A	N/A	3.5%

Stock price volatility	N/A	N/A	50%

Expected lives in years	N/A	N/A	6

A reconciliation of the number of options outstanding and exercisable under the Pilot Plans as of December 31, 2006, 2005, and 2004, are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,064	$9.96	5,064	$9.96	1,564	$15.85
Granted	—	—	—	—	3,500	7.33
Cancelled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Outstanding at end of year	5,064	9.96	5,064	9.96	5,064	9.96

Exercisable at end of year	4,829	10.00	2,854	11.69	871	21.15

A summary of the number of options outstanding and exercisable under the Pilot Plan categorized by exercise price as of December 31, 2006, are as follows:

	Options Outstanding		Options Exercisable
		Remaining		Remaining
(shares in thousands)	Shares	Contractual Life	Shares	Contractual Life
Exercise Prices

$7.33	3,500	7.8 years	3,497	7.8 years
$9.19	926	6.6 years	695	6.6 years
$19.62	134	4.7 years	134	4.7 years
$24.69	123	2.7 years	123	2.7 years
$27.88	254	1.7 years	254	1.7 years
$27.88	127	3.7 years	127	3.7 years

There was no aggregate intrinsic value for either outstanding or exercisable options under the Pilot Plan, as the exercise prices for all grants were greater than the market price of the Company’s Common Stock at December 31, 2006.  The weighted-average fair value of options granted during 2004 was $3.78 per option.  There were no options granted under the Pilot Plan in 2006 or 2005.

Restricted Stock:  Shares of Restricted Stock were awarded at no cost to certain officers and key employees in 2005 and 2004.  These shares are subject to forfeiture until vested and the shares are issued or released upon vesting.  Unearned compensation, representing the fair market value of the stock on the measurement date, is amortized over the applicable vesting period.  The total fair value of shares vested in 2005 and 2004 was $3.5 million and $7.4 million, respectively.  All outstanding shares of Restricted Stock were cancelled during the fourth quarter of 2005, and the remaining $8.4 million of unamortized compensation expense related to these awards was recognized as a reorganization item.

Phantom Stock Awards:  Phantom Stock awards were granted pursuant to the Management Plans to certain officers and other key employees.  In 2005 and 2004, a total of 0.7 million and 2.1 million Phantom Stock units, respectively, were granted.  The Phantom Stock vests over either a three or four year period based on continued employment of the participant during such periods, and in some cases, upon satisfaction of certain established performance standards.  Each unit represents the right to receive a cash payment equal to the market value of the Company’s Common Stock as defined in the plan.  No Phantom Stock awards were issued during 2006.

During the twelve months ended December 31, 2006, the total compensation expense for all compensation related to stock-based plans was $4.1 million, which includes $1.9 million of stock option expense.  In the twelve months ended December 31, 2005 and 2004, the Company recognized stock-based compensation expense of $18.1 million and $18.9 million respectively, which includes $13.0 million and $7.5 million of stock option expense.  Cash received from the exercise of stock options for the years ended 2005 and 2004 was approximately $0.1 million and $2.4 million, respectively.  There were no shares exercised in 2006.  There was no corresponding tax benefit in 2006, 2005, or 2004 related to this stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  As of December 31, 2006, the Company had approximately $0.4 million of total unrecognized compensation expense related to nonvested awards.  The Company expects to recognize this expense over a weighted average period of approximately 0.3 years.

Note 11 — Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss) (“OCI”):

(In millions)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Hedging Activities	Minimum Pension Liability Adjustment	Adjustment to Adopt SFAS No. 158	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$(7)	$(13)	$(1,319)	$—	$(1)	$(1,340)

Before tax amount	3	8	(222)	—	4	(207)
Tax effect	—	—	—	—	—	—
Net-of-tax amount	3	8	(222)	—	4	(207)

Balance at December 31, 2004	(4)	(5)	(1,541)	—	3	(1,547)

Before tax amount	(7)	11	(16)	—	(9)	(21)
Tax effect	—	—	—	—	—	—
Net-of-tax amount	(7)	11	(16)	—	(9)	(21)

Balance at December 31, 2005	(11)	6	(1,557)	—	(6)	(1,568)

Before tax amount	—	(10)	699	(224)	3	468
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	—	(10)	699	(224)	3	468

Balance at December 31, 2006	$(11)	$(4)	$(858)	$(224)	$(3)	$(1,100)

Note 12— Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31:

(In millions)	2006	2005	2004
Current:
Federal	$—	$6	$(3)
Foreign	8	—	4
State	—	1	—
	8	7	1
Deferred:
Federal	(37)	—	—
Foreign	—	—	—
State	—	—	—
	(37)	—	—
Total income tax expense (benefit)	$(29)	$7	$1

Reconciliations of the statutory rate to the Company’s income tax expense (benefit) for the years ended December 31 are as follows:

(In millions)	2006	2005	2004
Statutory rate applied to income (loss) before income taxes	$(1,003)	$(860)	$(301)
Add (deduct):
Mandatorily Redeemable Preferred Security	—	—	8
State income tax expense (benefit) net of federal benefit	(45)	(39)	(14)
Non-deductible expenses	23	13	6
Adjustment to valuation allowance and other income tax accruals	1,023	883	297
Other	(27)	10	5
Total income tax expense (benefit)	$(29)	$7	$1

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes. FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.  The Company will adopt FIN 48 as of January 1, 2007, and is currently assessing the impact of FIN 48 on its consolidated financial statements.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(In millions)	2006	2005
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$2,219	$2,169
Expenses other than accelerated depreciation and amortization	55	16
Other	16	23
Total deferred tax liabilities	2,290	2,208
Deferred tax assets:
Expenses not yet deducted for tax purposes	253	284
Reorganization charges not yet deducted for tax purposes	1,526	384
Pension and postretirement benefits	1,476	1,320
Gains from the sale-leaseback of aircraft	18	99
Rent expense	(35)	101
Travel award programs	104	95
Net operating loss carryforward	1,216	1,213
Alternative minimum tax credit carryforward	134	134
Other	34	25
Total deferred tax assets	4,726	3,655
Valuation allowance for deferred tax assets	(2,436)	(1,447)
Net deferred tax assets	2,290	2,208
Net deferred tax liability	$—	$—

The Company has certain federal deferred tax assets available for use in the regular tax system or the alternative minimum tax (“AMT”) system.  The deferred tax assets available for utilization in the regular system include: AMT credits of $134 million, net operating loss carryforwards of $3.3 billion, general business credits of $7 million and foreign tax credits of $11 million.  The deferred tax assets available for utilization in the AMT system are: net operating loss carryforwards of $3.5 billion and foreign tax credits of $9 million.  AMT credits available for use in the regular system have an unlimited carryforward period and all other deferred tax assets in both systems are available for carryforward to years beyond 2006, expiring in 2007 through 2025.

The Company also has the following deferred tax assets available at December 31, 2006 for use in certain states:  net operating losses with tax benefit value of approximately $83 million and state job credits of $7 million available for carryforward to years beyond 2006, expiring in 2008 through 2011.

The Company’s valuation allowance increased by $1.0 billion during 2006.  In addition to the valuation allowance recorded through continuing operations, a portion of this valuation allowance was recorded to Other Comprehensive Income, primarily as a result of a decrease in minimum pension liabilities.

The Company’s effective tax rate is impacted by income tax reserves and changes thereto that it considers appropriate.  Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances, such as the progress of a tax audit or appeal.  In 2006, the Company decreased its income tax reserves by $37 million to reflect the current status of the Company’s federal income tax appeal for the tax years 1996-2002.

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

Note 13 — Commitments

The Company’s firm orders for 33 new aircraft to be operated by Northwest consist of scheduled deliveries for eight Airbus A330-300 aircraft in 2007, 18 Boeing 787-8 aircraft from 2008 through 2010, two Airbus A320 aircraft in 2009 and five Airbus A319 aircraft from 2010 through 2011.  As of December 31, 2006, the Company also had firm orders, to take delivery of 36 Bombardier CRJ900 aircraft and 36 Embraer 175 aircraft from 2007 to 2008, related to its regional aircraft operations.

Committed expenditures for aircraft and related equipment confirmed following the commencement of the Chapter 11 case, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.4 billion in 2007, $2.0 billion in 2008, $582 million in 2009, $771 million in 2010, and $80 million in 2011.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings.  The Company has firm financing commitments for all aircraft on order which have been approved by the Bankruptcy Court.

Note 14 — Contingencies

Legal Contingencies:  The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters pertaining to the Company’s business.  While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements taken as a whole.

General Indemnifications:   The Company is the lessee under many commercial real estate leases.  It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor’s related parties for tort, environmental and other liabilities that arise out of, or relate to, our use or occupancy of the leased premises.  This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and, in many cases, invitees at or in connection with the use or occupancy of the leased premises.  This indemnity normally excludes any liabilities caused by the gross negligence (or, in some cases, the negligence) and willful misconduct of the indemnified parties.

The Company’s aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the condition, use or operation of the aircraft or such other equipment.  The Company believes that its insurance would cover most of the exposure to such liabilities and related indemnities associated with the types of lease and financing agreements described above, including real estate leases.  However, the Company’s insurance does not typically cover environmental liabilities.

Certain of our aircraft and other financing transactions include provisions which require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations.  In certain of these financing transactions, the Company also bears the risk of certain changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

The Company obtains letters of credit (“LOCs”) from commercial banks in favor of various parties to secure obligations of the Company to such parties. As of December 31, 2006, the total outstanding amount of these LOCs was $90.6 million (excluding an additional $126.7 million of LOCs that were fully secured by the Company’s pledge of cash collateral). The obligations of the Company with respect to this $90.6 million of LOCs, together with certain other obligations of the Company, are secured by the Company’s routes, certain aircraft and cash collateral.

Note 15 — Pension and Other Postretirement Health Care Benefits

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

Northwest also sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents.  The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees.  Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits.  Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement.  Medical and dental benefit plans are unfunded and costs are paid as incurred.  The pilot group is provided Company-paid decreasing term life insurance coverage.

The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006. The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan had no deficiency as of September 30, 2006.  However, new contributions that come due under the 2006 Pension Act funding rules must be paid even while Northwest is in bankruptcy.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

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

As a result of Northwest’s Chapter 11 filing, we appointed an independent fiduciary for all of our tax-qualified defined benefit pension plans to pursue, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest did not continue to fund the plans due to bankruptcy prohibitions. We have been advised that the independent fiduciary intends to withdraw all of the claims that the independent fiduciary has filed in our Chapter 11 Case following the enactment of the 2006 Pension Protection Act.

Northwest’s 2006 calendar year contributions to qualified defined benefit plans and the replacement plans were approximately $112 million.  In 2007, Northwest’s calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $120 million.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, which amends SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic  benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. The Company previously utilized a fiscal year-end measurement date.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities.  SFAS No. 158 does not affect the results of operations.

The following is a reconciliation of the beginning and ending balances of the benefit obligations, the fair value of plan assets, and the funded status:

(In millions)	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$9,472	$9,245	$1,051	$926
Service cost	116	278	30	34
Interest cost	533	553	59	56
Plan amendments	(3)	(106)	(270)	—
Actuarial loss and other	(265)	110	91	89
Transfer of liability out of plan (1)	(8)	(162)	—	—
Benefits paid	(472)	(446)	(63)	(54)
Benefit obligations at end of year	9,373	9,472	898	1,051

Change in plan assets:
Fair value of plan assets at beginning of year	5,794	5,425	5	5
Actual return on plan assets	870	507	—	—
Employer contributions	86	308	63	54
Benefits paid	(472)	(446)	(63)	(54)
Fair value of plan assets at end of year	6,278	5,794	5	5

Funded Status at end of year - net underfunded	$(3,095)	$(3,678)	$(893)	$(1,046)

(1)          The Company transferred the liability associated with certain long-term disability benefits previously provided in the Northwest Airlines Pension Plan for Pilots to a self-funded long-term disability plan that provides substantially similar benefits.

The accumulated benefit obligations for all defined benefit pension plans were $9.36 billion and $9.45 billion at December 31, 2006 and 2005, respectively.  The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

(In millions)	2006	2005
Projected benefit obligations	$9,352	$9,451
Accumulated benefit obligations	9,338	9,437
Fair value of plan assets	6,251	5,769

Amounts recognized in the statement of financial position as of December 31 consist of:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Assets
Prepaid benefit costs	$ n/a	$6	$ n/a	$—
Noncurrent assets	6	n/a	—	n/a
Intangible asset	n/a	362	n/a	—
Total assets	6	368	—	—

Liabilities
Accrued benefit liability	n/a	(3,686)	n/a	(564)
Current liability	(28)	n/a	(64)	n/a
Noncurrent liability	(3,073)	n/a	(829)	n/a
Total liabilities	(3,101)	(3,686)	(893)	(564)

Accumulated other comprehensive loss (income), pre-tax
Net loss (gain)	$1,621	$2,364	$619	n/a
Prior service cost (credit)	(1)	(41)	(333)	n/a
Total other comprehensive income	1,620	2,323	286	—

Weighted average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Discount rate	5.93%	5.71%	5.93%	5.71%
Rate of future compensation increase (1)	3.50%	3.50%	n/a	n/a

(1) Not applicable to frozen plans.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits			Other Benefits
(In millions)	2006	2005	2004	2006	2005	2004
Defined benefit plans
Service cost	$116	$278	$239	$30	$34	$30
Interest cost	533	553	534	59	56	51
Expected return on plan assets	(484)	(518)	(503)	—	—	—
Amortization of prior service cost	30	73	75	(21)	(10)	(8)
Recognized net actuarial loss and other events	87	170	99	38	31	25
Net periodic benefit cost	282	556	444	106	111	98
Defined contribution plan costs	53	11	—	—	—	—
Total benefit cost	$335	$567	$444	$106	$111	$98

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

(In millions)	2006	2005
Curtailment charge (gain)
Salaried Plan	$—	$28
Pilot Plan	(49)	127
Contract Plan	332	54
Total	$283	$209

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007:

	Pension	Other
(In millions)	Benefits	Benefits
Net loss (gain)	$42	$40
Prior service cost (credit)	—	(36)
	$42	$4

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.71%	5.90%	5.71%	5.90%
Expected long-term return on plan assets	9.00%	9.50%	5.00%	5.00%
Rate of future compensation increase (1)	3.50%	2.15%	n/a	n/a

(1) Not applicable to frozen plans.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations.  This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets.  The following table summarizes actual allocations as of December 31, 2006 and 2005:

		Plan Assets
Asset Category	Target	2006	2005
Domestic Stocks	45.0%	47.2%	47.7%
International Stocks	25.0%	28.1%	27.5%
Private Markets	10.0%	5.1%	5.3%
Long-Duration Bonds	15.0%	14.5%	14.7%
High Yield Bonds	5.0%	5.1%	4.8%
Total	100%	100.0%	100.0%

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

The Company reviews its rate of return on plan asset assumptions annually. These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension investment advisors. The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return is based on target asset allocations of 45% domestic equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 12.25%; 15% long-duration bonds with an expected rate of return of 6.0%; and 5% high yield bonds with an expected rate of return of 7.25%.  These assumptions result in a weighted geometric average rate of return of 9.0% on an annual basis.  The Company historically weighted these assumptions based on an arithmetic average.  Beginning in 2006, the Company weighted the above category rate-of-return assumptions based on a geometric average.  The Company believes this change from arithmetic to geometric is preferable to its prior method in that it incorporates the underlying volatility of various asset category rate-of-return trends.

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate was assumed to decrease 0.5% per year for seven years to 5.0% in 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans.

A one percent-change in assumed health care cost trend rates would have the following effects:

	One Percentage -	One Percentage -
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$10.4	$(8.8)
Effect on accumulated postretirement benefit obligations	73.7	(65.0)

The estimated future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

(In millions)		Employer
		Provided Other
Estimated Future	Pension	Postretirement
Benefit Payments:	Benefits	Benefits
2007	$457	$68
2008	476	68
2009	494	68
2010	520	69
2011	541	69
Years 2012-2016	3,082	343

Note 16 — Risk Management and Financial Instruments

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

Foreign Currency:  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  In 2006, the Company’s yen-denominated net cash inflow was approximately 86 billion yen ($747 million).

The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.  At December 31, 2006, the Company had no forward contracts in place for 2007 and therefore had no balance associated with yen hedge contracts outstanding in accumulated other comprehensive income (loss).  Hedging gains or losses are recorded in revenue when transportation is provided.  The Japanese yen financial instruments utilized to hedge yen-denominated cash flows resulted in realized gains of $9 million and $11 million in 2006 and 2005, respectively, and a realized loss of $8 million in 2004.

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

As of December 31, 2006, the Company had economically hedged the price of approximately 35% of its projected fuel requirements for 2007, through a combination of collar options and fixed price swap agreements.  Including an additional fixed price swap agreement entered into during January 2007, the Company has hedged the price of approximately 40% of its projected fuel requirements for 2007.   All of the Company’s existing fuel derivative contracts will expire on or before December 31, 2007.

The collar options, which hedge the price of approximately 30% of the Company’s projected fuel requirements for 2007, consist of crude oil put options with a price range of $53 to $56.70 per barrel, and related call options at a price of $72 per barrel.  The fixed price crude oil swap agreements, which hedge the price of approximately 10% of the Company’s projected fuel requirements for 2007, include agreements with a price range of $62 to $64.98 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of December 31, 2006. The Company records any changes in the contracts’ values as mark-to-market adjustments through the statement of operations on a monthly basis.  During 2006, the Company recognized $39.3 million of fuel derivative net losses as additional fuel expense, including $2.7 million of unrealized losses related to fuel derivative contracts that will settle in 2007.  During 2005 and 2004, the Company recognized $20.9 million and $28.7 million of fuel derivative net gains as a reduction to fuel expense, respectively.

Interest Rates:  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap hedges corresponds exactly with the maturity dates of the three designated debt instruments.  As of December 31, 2006, the Company has recorded $3.5 million of unrealized losses in accumulated other comprehensive income (loss) associated with these hedges.

Fair Values of Financial Instruments: The financial statement carrying values equal the fair values of the Company’s cash, cash equivalents and short-term investments.  As of December 31, these amounts were:

	Cash and		Short-term Investments
	Cash Equivalents		Unrestricted		Restricted
(In millions)	2006	2005	2006	2005	2006	2005
Cash	$92	$121	$—	$—	$—	$—
Available for sale securities	1,369	563	597	578	424	600
Total	$1,461	$684	$597	$578	$424	$600

Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2006.  These instruments approximate fair value due to their short maturity.  The Company classifies investments with a remaining maturity of more than three months on their acquisition date and those temporarily restricted as short-term investments.

The financial statement carrying values and estimated fair values of the Company’s financial instruments, including current maturities, as of December 31 were:

	2006		2005
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Long-Term Debt	$4,112	$4,150	$1,159	$1,061

The fair values of the Company’s long-term debt classified as not subject to compromise were estimated using discounted cash flow analyses.  The discount rates were based on internal estimates of market rates supported by restructuring efforts on similar types of instruments.

Note 17 — Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of short-term investment securities classified as available-for-sale as of December 31 were as follows:

(In millions)	2006				2005
Available-for-sale Securities (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual Funds	$146	$—	$(2)	$144	$139	$—	$(2)	$137
U.S. Treasury securities	17	—	—	17	45	—	—	45
Corporate securities	50	1	—	51	65	—	(1)	64
Mortgage-backed securities	173	1	(2)	172	118	—	(2)	116
Asset-backed securities	212	—	(1)	211	213	—	(1)	212
Other securities and investments	2	—	—	2	4	—	—	4
Total available-for-sale securities	$600	$2	$(5)	$597	$584	$—	$(6)	$578

(1)          Available-for-sale securities are carried at fair value, with unrealized net gains or losses reported within other comprehensive income in stockholders’ equity.

As of December 31, 2006, the fair value of available-for-sale securities includes investments totaling $56 million, with unrealized losses of $2.3 million, which have been in an unrealized loss position for greater than 12 months.  The investments consist of 62 securities that are primarily high credit quality fixed income securities.   All other available-for-sale securities, with unrealized losses of $2.3 million, which have been in an unrealized loss position for less than 12 months, have an aggregate fair value of $204 million.  These securities primarily represent fixed income investments with temporary impairments resulting from increases in interest rates since the purchase of the investments.

The following table provides information as to the amount of gross gains and losses realized through the sale of available-for-sale investment securities for the years ending December 31:

(In millions)	2006	2005	2004
Realized gains (1)	$—	$24	$6
Realized losses (1)	(1)	(27)	(10)
Net realized gains (losses)	$(1)	$(3)	$(4)

(1)   Realized gains and losses are identified using the specific identification method.

The contractual maturities of debt securities available-for-sale at December 31, 2006 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

(In millions)	Amortized Cost	Fair Value
Within one year	$260	$258
Between one and five years	98	99
Between five and ten years	10	10
After ten years	232	230
Total short-term investments	$600	$597

Note 18 — Related Party Transactions

Pinnacle: The Company continues to own 11.4% of the Common Stock of Pinnacle Airlines Corp., and accounts for this investment under the equity method of accounting.  The Pinnacle Airlines Corp. Common Stock had a market value of $42.0 million and a book value of $11.8 million as of December 31, 2006.

Northwest and Pinnacle Airlines have entered into an airline services agreement, under which Northwest determines Pinnacle Airlines’ commuter aircraft scheduling and fleet composition.  The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle Airlines to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Under this agreement, Northwest paid $596 million, $572 million and $493 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company had payables of $131 million and $81 million to Pinnacle Airlines as of December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Company has leased 124 CRJ aircraft, which are in turn subleased to Pinnacle Airlines.  As part of its overall restructuring efforts, the Company evaluated its airline services agreements with its regional carriers, initiated a request for proposal from its existing and other regional carrier operators, and obtained Bankruptcy Court approval of an amended and restated Airline Services Agreement (“Amended Pinnacle ASA”) between the Company and Pinnacle Airlines on January 11, 2007.  See “Note 21 — Subsequent Events (Unaudited)” for further details on the Amended Pinnacle ASA.

MAIR Holdings, Inc.:  On October 13, 2005, Mesaba, a wholly owned subsidiary of MAIR, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the District of Minnesota (Case No. 05-39258 (GFK)).  In accordance with the provisions of the Bankruptcy Code, Mesaba will continue to operate its business as a debtor-in-possession.

The Company continues to own 27.5% of the Common Stock of MAIR, and accounts for this investment under the equity method of accounting.  Our investment in MAIR Common Stock had a market value of $40.6 million and a book value of $19.8 million as of December 31, 2006.  Any losses incurred by Mesaba during its bankruptcy would negatively impact the Company’s net earnings, as well as the book value of the Company’s investment in MAIR.  Other than noted above, the Company is currently unable to determine the impact of Mesaba’s bankruptcy on its operations or financial condition with any certainty.

Northwest and Mesaba have entered into an airline services agreement under which Northwest determines Mesaba’s turboprop and CRJ aircraft scheduling and fleet composition.  This agreement is structured as a capacity purchase arrangement whereby Northwest pays Mesaba to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Northwest paid $290 million, $393 million and $421 million for the years ended December 31, 2006, 2005 and 2004, respectively, to Mesaba for airline services.  These payments are recorded on a gross basis as an operating expense.  The Company had a payable to Mesaba of $53 million as of both December 31, 2006 and 2005.  As of December 31, 2006, the Company has leased 49 Saab 340 aircraft and 1 CRJ200 aircraft which are in turn subleased to Mesaba.  Refer to “Note 21 — Subsequent Events (Unaudited)” for details on the significant changes in the Company’s relationship with Mesaba that occurred after December 31, 2006.

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

Note 19 — Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region for the years ended December 31:

(In millions)	2006	2005	2004
Domestic	$8,561	$8,274	$7,787
Pacific, principally Japan	2,711	2,639	2,343
Atlantic	1,296	1,373	1,149
Total operating revenues	$12,568	$12,286	$11,279

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 20 — Quarterly Financial Data (Unaudited)

Unaudited quarterly results of operations for the years ended December 31 are summarized below:

(In millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Operating revenues	$2,890	$3,291	$3,407	$2,980
Operating income (loss)	(15)	295	366	94
Net income (loss) applicable to common stockholders	$(1,104)	$(285)	$(1,179)	$(267)

Basic and diluted earnings (loss) per common share	$(12.65)	$(3.27)	$(13.50)	$(3.06)

2005:
Operating revenues	$2,798	$3,195	$3,378	$2,915
Operating income (loss)	(301)	(190)	(167)	(261)
Net income (loss) applicable to common stockholders	$(537)	$(234)	$(475)	$(1,309)

Basic and diluted earnings (loss) per common share	$(6.19)	$(2.69)	$(5.45)	$(15.01)

2004:
Operating revenues	$2,603	$2,871	$3,052	$2,753
Operating income (loss)	(108)	(52)	79	(424)
Net income (loss) applicable to common stockholders	$(230)	$(182)	$(46)	$(433)

Basic and diluted earnings (loss) per common share	$(2.67)	$(2.11)	$(0.54)	$(5.00)

Unaudited quarterly net income (loss) applicable to common stockholders in the table above includes the following unusual items:

(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Severance expenses	$—	$—	$—	$(23)
Reorganization items	(975)	(464)	(1,431)	(295)
Impact on net income (loss) from unusual items	$(975)	$(464)	$(1,431)	$(318)

2005:
Pension curtailment charges	$—	$—	$(82)	$—
Aircraft and aircraft related write-downs	—	(48)	—	—
Gain (loss) on sale of assets	(18)	102	—	—
Reorganization items	—	—	(159)	(922)
Cumulative effect of change in accounting principle	(69)	—	—	—
Impact on net income (loss) from unusual items	$(87)	$54	$(241)	$(922)

2004:
Aircraft impairments	$—	$(104)	$—	$(99)
Gain (loss) on sale of assets	—	—	—	115
Frequent flyer liability adjustment	—	—	—	(77)
Impact on net income (loss) from unusual items	$—	$(104)	$—	$(61)

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 21 — Subsequent Events (Unaudited)

Amended Pinnacle ASA.  On January 11, 2007, the Bankruptcy Court approved the Amended Pinnacle ASA between the Company and Pinnacle Airlines.  The Amended Pinnacle ASA provides that Pinnacle will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms on an amended airline services agreement, Northwest granted Pinnacle an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Debtors, which resulted in an incremental charge to reorganization expense of $306.7 million in January 2007.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle Airlines’ performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle Airlines claims.

Mesaba Definitive Agreement.  On January 22, 2007, the Debtors entered into a Stock Purchase and Reorganization Agreement with Mesaba under which the Debtors agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted Mesaba a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Debtors.  The Debtors also agreed to resolve all outstanding claims with Mesaba’s parent, MAIR Holdings, Inc. (“MAIR”) and to sell MAIR all of Northwest’s stock in MAIR.

Additionally, Mesaba filed its plan of reorganization (the “Mesaba Plan”) and its disclosure statement with respect to the Mesaba Plan (the “Mesaba Disclosure Statement”) with the United States Bankruptcy Court for the District of Minnesota on January 22, 2007 and January 24, 2007, respectively.  On February 28, 2007, the Mesaba Disclosure Statement was approved.  A confirmation hearing is scheduled for April 9, 2007.

Amended Plan and Disclosure Statement.  On January 12, 2007, NWA Corp. and thirteen of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (“Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan” or “Plan of Reorganization”).  Copies of the Plan and the Disclosure Statement were attached as Exhibits 99.2 and 99.3, respectively, to our Current Report on Form 8-K dated February 16, 2007.

A hearing on the adequacy of information in the Disclosure Statement is scheduled for March 26, 2007. After approval by the Bankruptcy Court, the Company will distribute the Plan and Disclosure Statement to its creditors and begin a period of solicitation of creditors for acceptance of the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value.  The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.

Amended DIP/Exit Facility.  On March 9, 2007, the Company amended its $1,225,000,000 Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (“DIP/Exit Facility”) to, among other things, reduce the margin applicable to loans by 50 basis points as well as eliminate minimum credit rating and collateral coverage margin-increase thresholds.  The amendment also permits Northwest to grant liens on the collateral securing obligations under the DIP/Exit Facility to support up to $150 million of Northwest’s obligations under fuel, interest rate and/or currency exchange hedging agreements with any lender that is a party to the DIP/Exit Facility.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As of December 31, 2006, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.  Management performed an evaluation under the supervision and with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2006 was effective. The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  This report appears on page 82.

Changes in Internal Control — There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Stockholders and Board of Directors

Northwest Airlines Corporation (Debtor-in-Possession)

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Northwest Airlines Corporation (Debtor-in-Possession) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Northwest Airlines Corporation (Debtor-in-Possession) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Northwest Airlines Corporation (Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Airlines Corporation (Debtor-in-Possession) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our report dated March 13, 2007, expressed an unqualified opinion thereon and included explanatory paragraphs related to (i) the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, (ii) the Company’s ability to continue as a going concern, (iii) the change in accounting for defined benefit pension and other postretirement plans, and (iv) the change in method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans.

Minneapolis, Minnesota

March 13, 2007

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2007.  Information about the Company’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2007.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2007.  The information about securities authorized for issuance under equity compensation plans is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2007.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G3 no later than April 30, 2007.

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

Schedule II-Valuation of Qualifying Accounts and Reserves—For the years ended December 31, 2006, 2005 and 2004

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

10.3         Airport Use and Lease Agreement dated as of June 1, 2005 between Wayne County Airport Authority and Northwest Airlines, Inc. (filed as Exhibit 10.3 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.4         Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

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

10.9         Preliminary Confirmation and Master Agreement dated October 29, 2003 and January 15, 1997, respectively, between Citibank, N.A. and Northwest Airlines Corporation (filed as Exhibit 10.1 to NWA Corp.’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.10       A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.11       Amendment No. 1 to the A330 Financing Letter Agreement No. 1 dated as of December 20, 2002 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.12       Amendment No. 2 to the A330 Financing Letter Agreement No. 1 dated May 26, 2004, between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.21 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.13       New A330 Financing Letter Agreement No. 1 dated as of January 21, 2005 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.22 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.14       Form of Credit Agreement to be entered into pursuant to Exhibits 10.10 and 10.13 (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.15       Form of Mortgage to be entered into pursuant to Exhibits 10.10 and 10.13 (filed as Exhibit 10.24 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.16       A330 Financing Letter Agreement dated as of January 24, 2006 between Northwest Airlines, Inc. and AVSA, S.A.R.L. (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference; NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.17       Form of Credit Agreement to be entered into pursuant to Exhibit 10.16 by Northwest Airlines, Inc. and Airbus Financial Services (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference; NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.18       Purchase Agreement No. 2924 dated May 5, 2005 between The Boeing Company and Northwest Airlines, Inc. (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference; NWA Corp. has filed a request with the Commission for confidential treatment as to certain portions of this document).

10.19       Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.20       Route Security Agreement dated as of August 21, 2006 between Northwest Airlines, Inc. and Citicorp USA, Inc., as Collateral Agent (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.21       Agreement dated May 6, 2003 by and between the United States of America (acting through the Transportation Security Administration) and Northwest Airlines, Inc. pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003 (filed as Exhibit 4.3 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.22    Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

*10.23    Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and J. Timothy Griffin.

*10.24    Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and Philip C. Haan.

*10.25    Management Compensation Agreement dated as of May 2, 2005 between Northwest Airlines, Inc. and Neal S. Cohen (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

*10.26    Management Compensation Agreement dated as of April 17, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.30 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.27    Northwest Airlines, Inc. Key Employee Annual Cash Incentive Program (filed as Exhibit 10.42 to the registration statement on Form S-1, File No. 33-74210, and incorporated herein by reference).

*10.28    Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement).

*10.29    First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.30    Northwest Airlines, Inc. Supplemental Executive Retirement Plan (2001 Restatement).

*10.31    First Amendment of Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement).

*10.32    Second Amendment of Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement).

*10.33    Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of November 7, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.34    Northwest Airlines Corporation 1999 Stock Incentive Plan, as amended.

*10.35    Northwest Airlines Corporation 2004 Pilots’ Bridge Stock Option Plan dated as of October 12, 2004, and Letter Agreement dated as of October 12, 2004 amending the 2004 Pilot’s Bridge Stock Option Plan (filed as Exhibit 10.38 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.36    2001 Northwest Airlines Corporation Stock Incentive Plan, as amended.

*10.37    Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.34 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.38    Amendment to Northwest Airlines Corporation 1998 Pilots Stock Option Plan (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.39    Form of Non-Qualified Stock Option Agreement.

*10.40    Form of Deferred Stock Award Agreement (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.41    Form of Restricted Stock Award Agreement (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.42    Form of Phantom Stock Unit Award Agreement for executive officers under the 2001 Northwest Airlines Corporation Stock Incentive Plan (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.43    Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended and restated), including form of Award Agreement (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.44    Letter Agreement dated as of July 1, 2005 between Northwest Airlines Corporation and J. Timothy Griffin amending an outstanding Award under the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

*10.45    Northwest Airlines, Inc. 2003 Long-Term Cash Incentive Plan, including form of Award Agreement (filed as Exhibit 10.41 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.46    Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of April 29, 2005 between Northwest Airlines, Inc. and Neal S. Cohen (filed as Exhibit 10.48 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

12.1         Computation of Ratio of Earnings to Fixed Charges.

12.2         Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

21.1         List of Subsidiaries.

23.1         Consent of Ernst & Young LLP.

24.1         Powers of Attorney (included in signature page).

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NORTHWEST AIRLINES CORPORATION

Dated: March 16, 2007	By	/s/ ANNA M SCHAEFER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ DOUGLAS M. STEENLAND	/s/ DORIS KEARNS GOODWIN
Douglas M. Steenland	Doris Kearns Goodwin
President and Chief Executive	Director
Officer (principal executive officer)
and Director

/s/ NEAL S. COHEN	/s/ DENNIS F. HIGHTOWER
Neal S. Cohen	Dennis F. Hightower
Executive Vice President & Chief	Director
Financial Officer (principal financial officer)

/s/ ANNA M. SCHAEFER	/s/ JEFFREY G. KATZ
Anna M. Schaefer	Jeffrey G. Katz
Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)

/s/ GARY L. WILSON	/s/ GEORGE J. KOURPIAS
Gary L. Wilson	George J. Kourpias
Chairman of the Board	Director

/s/ RAY W. BENNING, JR.	/s/ FREDERIC V. MALEK
Ray W. Benning, Jr.	Frederic V. Malek
Director	Director

/s/ ROY BOSTOCK	/s/ LEO M. VAN WIJK
Roy Bostock	Leo M. van Wijk
Director	Director

/s/ JOHN ENGLER	/s/ WILLIAM S. ZOLLER
John Engler	William S. Zoller
Director	Director

/s/ ROBERT L. FRIEDMAN
Robert L. Friedman
Director

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts		Deductions		End
Description	of Period	Expenses	— Describe		— Describe		of Period

Year Ended December 31, 2006
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$6	$—		$4	(1)	$14
Accumulated allowance for depreciation of flight equipment spare parts	243	11	4	(2)	3	(3)	255

Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$10	$—		$10	(1)	$12
Accumulated allowance for depreciation of flight equipment spare parts	240	9	4	(2)	10	(3)	243

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$19	$6	$—		$13	(1)	$12
Accumulated allowance for depreciation of flight equipment spare parts	202	16	28	(2)	6	(3)	240

(1)    Uncollectible accounts written off, net of recoveries

(2)    Interaccount transfers

(3)    Dispositions and write-offs

S-1