Form 10-K/A
period 2006-12-31
NORTHWEST AIRLINES CORP
filed 2007-04-06
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 726-2111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Pink Sheets – Over-the-counter
Series C Preferred Stock, par value $.01 per share	None

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

EXPLANATORY NOTE

On March 16, 2007, NWA Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  NWA Corp. hereby amends its 2006 Form 10-K to supplement certain information contained on the filing’s cover report.  The cover report omitted the securities registered pursuant to Section 12(g) of the Act.  The registrant has the following securities:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	Pink Sheets – Over-the-counter
Series C Preferred Stock, par value $.01 per share	None

No other amendments or changes are, or were, made to the 2006 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION

Dated: April 6, 2007	By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of April 2007 by the following persons on behalf of the registrant and in the capacities indicated.

	*	*
	Neal S. Cohen	Dennis F. Hightower
	Executive Vice President & Chief	Director
Financial Officer (principal financial officer)

	/s/ ANNA M. SCHAEFER	*
	Anna M. Schaefer	Jeffrey G. Katz
	Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)

	*	*
	Gary L. Wilson	George J. Kourpias
	Chairman of the Board	Director

	*	*
	Ray W. Benning, Jr.	Frederic V. Malek
	Director	Director

	*	*
	Roy Bostock	Leo M. van Wijk
	Director	Director

	*	*
	John Engler	William S. Zoller
	Director	Director

*
Robert L. Friedman
Director

By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Attorney-in-fact