Form 10-K/A
period 2005-12-31
NORTHWEST AIRLINES CORP
filed 2007-04-17
CIK 1058033

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

EXPLANATORY NOTE

On March 16, 2006, NWA Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  Subsequently, on May 1, 2006 NWA Corp. amended its 2005 Form 10-K for the fiscal year ended December 31, 2005 to supplement certain information contained in Item 5 of Part II of the Report and to provide the information called for in Part III of the Report (as amended, the “Form 10-K”).

NWA Corp. hereby further amends its Form 10-K to supplement certain information contained on the filing’s cover report.  The cover report omitted the securities registered pursuant to Section 12(g) of the Act.  The registrant has the following securities:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	Pink Sheets – Over-the-counter
Series C Preferred Stock, par value $.01 per share	None

No other amendments or changes are, or were, made to the Form 10-K by this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION

Dated: April 17, 2007	By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of April 2007 by the following persons on behalf of the registrant and in the capacities indicated.

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