Form 10-K/A
period 2006-12-31
NORTHWEST AIRLINES CORP
filed 2007-04-30
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Debtor-in-Possession)

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 726-2111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Pink Sheets — Over-the-counter
Series C Preferred Stock, par value $.01 per share	None

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

As of March 31, 2007, there were 87,398,229 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On March 16, 2007, Northwest Airlines Corporation (“NWA Corp., and together with its consolidated affiliates, the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was subsequently amended on April 16, 2007. NWA Corp. hereby amends its 2006 Form 10-K to provide the information called for in Part III of the Report.  No other amendments or changes are, or were, made to the 2006 Form 10-K.

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

Common Stock Directors

Roy J. Bostock, age 66, has served as a director of NWA Corp. since April 2005. Since 2002, he has served as a principal of Sealedge Investments, LLC (diversified private investment company), the Chairman of the Partnership for a Drug-Free America (not-for-profit organization based in New York City), and the Chairman of the Committee for Economic Development (Washington, D.C.-based public policy group). From 2000 to 2002, Mr. Bostock served as Chairman of B/Com3 (advertising), and from 1996 to 2000 he served as Chairman and Chief Executive Officer of the McManus Group (communications services). Prior to 1996, Mr. Bostock served in a variety of senior executive positions in the advertising agency business, including Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc. from 1990 to 1996. Mr. Bostock also serves as a director of Yahoo! Inc. and Morgan Stanley.

John M. Engler, age 58, has served as a director of NWA Corp. since 2003. Since 2004, Mr. Engler has served as President & Chief Executive Officer of the National Association of Manufacturers (trade association). From 2003 to 2004, Mr. Engler was President of State and Local Government and Vice President of Government Solutions for North America for Electronic Data Systems Corporation (information technology). Mr. Engler served as Michigan’s 46th governor for three terms from 1991 to 2003. He also serves on the board of directors of Dow Jones & Company, Universal Forest Products Inc. and Munder Capital Management.

Robert L. Friedman, age 64, has served as a director of NWA Corp. since 2002. Since 1999, Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. (private investment firm). Prior to 1999, he was a partner of the law firm of Simpson Thacher & Bartlett LLP. In February 2003, he also became Chief Administrative Officer and Chief Legal Officer of Blackstone. He also serves on the board of directors of Axis Capital Holdings Ltd. and TRW Automotive Holdings Corp.

Doris Kearns Goodwin, age 64, has served as a director of NWA Corp. since 1997. Ms. Goodwin is a historian and author and has received numerous awards, including the Pulitzer Prize in history in 1995 and the Lincoln Prize for history in 2006. She served as a member of the Harvard University Board of Overseers for a six-year term ending in 2005 and was a Professor of Government at Harvard University from 1969 to 1977.

Dennis F. Hightower, age 65, has served as a director of NWA Corp. since 1997. In 2001, he retired as Chief Executive Officer of Europe Online Networks, S.A. (Luxembourg-based broadband interactive entertainment company), a position he held since 2000. From 1996 to 2000 Mr. Hightower was Professor of Management at the Harvard Business School. From 1995 to 1996 Mr. Hightower was President of Walt Disney Television & Telecommunications (entertainment) and from 1987 to 1995 he was President of Disney Consumer Products, Europe, Middle East and Africa. Mr. Hightower is also a director of Accenture Ltd. and Domino’s, Inc.

Jeffrey G. Katz, age 51, has served as a director of NWA Corp. since April 2005. Since June 2005, Mr. Katz has served as President and Chief Executive Officer of LeapFrog Enterprises, Inc. (manufacturer of electronic hearing products). From 2000 to 2004, he served as Chairman, President and Chief Executive Officer of Orbitz Inc. (online travel distribution). Prior to joining Orbitz, Mr. Katz was President and Chief Executive Officer of Swissair Group’s Swissair (airline) from 1997 until 2000. Prior to April 1997, Mr. Katz spent 17 years at American Airlines (airline) in a variety of executive roles including President of the Global Distribution System Division of Sabre Inc. (global travel distribution system).

Frederic V. Malek, age 70, has served as a director of NWA Corp. since 1989. Mr. Malek served as President of Northwest from late 1989 to mid-1990 and was Vice Chairman of NWA Inc. from 1990 through 1991. Mr. Malek is Chairman of Thayer Capital Partners,

(Washington, D.C.-based merchant bank), which Mr. Malek formed in 1993. Mr. Malek is a director of Automatic Data Processing, Inc. and CB Richard Ellis Group, Inc.

Douglas M. Steenland, age 55, has served as a director of NWA Corp. since 2001 and as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004. Mr. Steenland has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President—Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from 1994 to 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

Leo M. van Wijk, age 60, has served as a director of NWA Corp. since 1997 and previously served as a director of NWA Corp. from 1991 to 1996. He serves as President and Chief Executive Officer of KLM Royal Dutch Airlines (airline), a position he has held since 1997. He joined KLM in 1971 and has held various positions with KLM, including Managing Director from 1991 through 1996 and Chief Operating Officer from January 1997 through August 1997. Mr. van Wijk also serves as Vice Chairman of the Board of Directors of Air France—KLM Group.

Gary L. Wilson, age 67, has served as a director of NWA Corp. since 1989. He has been Chairman of the Board of Directors since April 1997 and was Co-Chairman of the Board of Directors from 1991 to 1997. He joined The Walt Disney Company in 1985 as Executive Vice President and Chief Financial Officer and a director. Before joining Disney, Mr. Wilson served for 11 years in executive positions at Marriott Corp., including Executive Vice President and Chief Financial Officer. Mr. Wilson also serves as a director of CB Richard Ellis Group, Inc., and Yahoo! Inc. and he serves as a trustee emeritus on the board of trustees of Duke University.

Series C Directors

Ray W. Benning, Jr., age 63, has served as a director of NWA Corp. since 1999. Mr. Benning is currently a labor relations consultant. He served as National Director of the Airline Division of the International Brotherhood of Teamsters from 1995 to 2003, as assistant to the Director of the Teamsters Airline Division from 1993 to 1995, as President of Teamsters Airline Local 2707 from 1985 to 1993, and as a Business Representative of Teamsters Airline Local 2707 from 1975 to 1985.

George J. Kourpias, age 74, has served as a director of NWA Corp. since 1997. Mr. Kourpias is the retired International President of the IAM, a position he held from 1989 to 1997.

William S. Zoller, age 58, has served as a director of NWA Corp. since April 2006. Captain Zoller has been a Northwest pilot for over 25 years, previously served as an Executive Vice President of the Air Line Pilots Association, International from 2000 to 2002, and served as Chairman of the Northwest Airlines Master Executive Council of ALPA from 1996 to 2000.

Information Concerning Executive Officers

The information regarding executive officers of the Company is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Information about Our Audit Committee

The Audit Committee is presently comprised of Messrs. Katz (Chairman), Engler and Friedman. Our Board of Directors has determined that each member of the Audit Committee satisfies both the general independence definition and the special definition for audit committee members under the Nasdaq listing standards. We do not currently have securities listed on an exchange or quotation system that has independence standards; however, our Board of Directors elected to use the Nasdaq listing standards for this determination. The committee provides assistance to the Board of Directors in fulfilling its responsibility to stockholders and the investment community relating to corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports of the Company. The Committee met twelve times during 2006. Our Board of Directors has determined that two of our current Audit Committee members—Messrs. Friedman and Katz—are audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10 percent stockholders to file reports of holdings and transactions in NWA Corp.’s equity securities with the SEC. Based on our records and other information, we believe that in 2006 our directors, executive officers and 10 percent stockholders met all applicable SEC filing requirements, except that a Form 3 was filed late on behalf of Anna M. Schaefer who became Vice President — Finance & Chief Accounting Officer in December 2005.

Code of Ethics

Northwest’s Code of Business Conduct is available on our website at http://www.ir.nwa.com. Northwest’s Code of Business Conduct is applicable to members of the Board of Directors and all employees of Northwest.

Item 11.                   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of our Board of Directors is presently comprised of Messrs. Bostock (Chairman) and Friedman and Ms. Goodwin, all of whom are independent under the Nasdaq listing standards. The Compensation Committee administers Northwest’s executive compensation programs. The role of the Committee is to oversee the Company’s compensation and benefit plans and policies, administer NWA Corp.’s stock plans (including reviewing and approving equity grants to employees), and review and approve all compensation decisions relating to executive officers of the Company, including those for the President and Chief Executive Officer and the other executive officers named in the Summary Compensation Table included below in this Item 11 (the “Named Executive Officers”). The Committee’s charter reflects these responsibilities and is periodically reviewed by the Committee and the Board. Mr. Steenland, together with the Senior Vice President — Human Resources & Labor Relations, makes recommendations to the Committee regarding compensation of the other executive officers. In 2006, the Compensation Committee met five times.

Recent Company History

To understand the Company’s current executive compensation and benefit policies and practices, it is important to understand the Company’s business circumstances over the past several years. As a result of the significant financial losses suffered by the Company since 2001 and the dramatic increase in fuel costs in 2005, on September 14, 2005 NWA Corp., Northwest and certain other direct and indirect subsidiaries of NWA Corp. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 bankruptcy proceedings are being jointly administered by the Bankruptcy Court as “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG) (the “Bankruptcy Case”).

At the beginning of its Chapter 11 restructuring process, the Company identified three major elements that were essential to transforming its business. These elements included:

•       Achieving approximately $2.4 billion in annual cost reductions, including reductions in both labor and non-labor costs;

•       Resizing and optimizing the Company’s fleet to better serve Northwest’s markets; and

•       Restructuring and recapitalizing the Company’s balance sheet, including a targeted reduction in debt and lease obligations of approximately $4.2 billion to provide debt and equity levels consistent with long-term profitability.

During the last eighteen months the Company has used the Chapter 11 bankruptcy process to reorganize its business in order to return to profitability on a sustained basis. The actions necessary to achieve the business improvements identified in the Company’s restructuring goals are substantially complete. A proposed plan of reorganization was filed by the Debtors with the Bankruptcy Court on January 12, 2007 and subsequently amended (as amended, the “Plan of Reorganization”). On March 30, 2007, the Bankruptcy Court entered an order approving the adequacy of information in the Debtors’ disclosure statement with respect to the Plan of Reorganization (as amended, the “Disclosure Statement”), and authorizing the Debtors to send the Disclosure Statement, the Plan of Reorganization and ballots to creditors entitled to vote on the Plan of Reorganization. The deadline for voting on the Plan of Reorganization is May 7, 2007 and the hearing on confirmation of the Plan of Reorganization is scheduled for May 16, 2007. The Plan of Reorganization provides for the treatment of claims of creditors, and the implementation of agreements with key labor groups, lenders, and suppliers, as well as the raising of new equity capital by NWA Corp. The Plan of Reorganization proposes to restructure the Company’s balance sheet through the elimination of all pre-petition unsecured debt.  In exchange for their allowed claims, under the Plan of Reorganization unsecured creditors will receive common stock of the reorganized NWA Corp. and the right to purchase additional common stock in a rights offering. Because all unsecured creditor claims will not be satisfied in full, the pre-petition equity holders’ interests in NWA Corp.’s outstanding common and preferred stock will be cancelled, and those holders will not receive a distribution. The Plan of Reorganization will become effective if it receives the required approvals and is confirmed by the Bankruptcy Court.

Balance Sheet Restructuring.  Under the Plan of Reorganization, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its revolving credit agreement with a debtor-in-possession and exit financing facility, providing a significant interest expense savings. The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense. Elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.

Fleet Optimization.  The Company has right-sized and re-optimized its fleet and network by reducing system-wide capacity by 9.2 percent during the first year the Company was in bankruptcy.  For full year 2006, the Company reduced its system-wide consolidated available seat miles by 7.5 percent.  The Company also reached new agreements and affirmed existing arrangements for the purchase of new aircraft as part of its fleet optimization.  The Company affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and ordered 72 76-seat regional jets that will be introduced beginning in 2007.  The dual class regional jets are optimally sized for many of the Company’s domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company accelerated the retirement of the DC10 and Boeing 747-200 wide-body aircraft as well as the Avro RJ85 fleet.

Non-labor Cost Restructuring.  The Company has identified a target of $350 million in annual savings from reductions in non-labor costs.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduction in the amount of fuel used, lower distribution, insurance and interest costs and optimization of other contractual relationships. The Company estimates it realized approximately $100 million of the targeted savings in 2006, with the majority of the remaining savings expected to be realized in 2007 and thereafter.

Labor Cost Restructuring.  In addition to the other elements of its restructuring goals, the Company announced that it needed to achieve $1.4 billion in annual labor cost savings and identified labor cost savings targets for each of its employee groups. During the period since its bankruptcy filing, Northwest has achieved its labor cost restructuring goals by entering into ratified collective bargaining agreements with unions representing a number of its employee groups and implementing contractual terms and conditions with other groups, which collectively provide for approximately $1.4 billion in annual labor cost savings. Northwest has reached consensual agreements with the Air Line Pilots Association, the International Association of Machinists and Aerospace Workers, the Aircraft Technical Support Association, the Transport Workers Union of America, and the Northwest Airlines Meteorologists Association.  Northwest imposed contract terms on its technicians represented by the Aircraft Mechanics Fraternal Association (“AMFA”) in August 2005 and, under Section 1113(c) of the Bankruptcy Code, imposed contract terms on its flight attendants represented by the Association of Flight Attendants-Communication Workers of America on July 31, 2006.  On November 6, 2006, in order to end the labor dispute with the airline’s technicians, Northwest reached a ratified agreement with AMFA that maintains the necessary annual labor cost savings from AMFA-represented employees. As part of the restructured collective bargaining agreements entered into with certain of its unions, Northwest agreed to provide these unions with general unsecured claims in the Bankruptcy Case in the aggregate amount of approximately $1,073 million. Northwest has authorized the sale of 40% of these claims by the unions, which generated approximately $370 million in proceeds. These proceeds have been distributed to union employees who participated in pay and benefit reductions agreed to under the new collective bargaining agreements. Based on current sale prices for unsecured claims in the Company’s Bankruptcy Case, the remaining portions of the union claims could generate, when sold, an additional $480 million to be distributed to employees in the applicable union groups.

Northwest also commenced proceedings under Section 1114 of the Bankruptcy Code seeking reductions in the costs it incurs to provide medical benefits to retirees and, on April 18, 2007, Northwest reached an agreement with the Section 1114 Retiree Committee. Under the agreement, Northwest agreed to provide the Committee with a general unsecured claim in the Bankruptcy Case in the amount of $120 million. The claim is expected to be sold and the proceeds of the sale are expected to be deposited into a trust and used to fund a portion of the retiree contributions required to be made by retirees for future medical benefits under the terms of the agreement.

Northwest’s salaried employees also have participated in Northwest’s labor cost reductions. Since December 2004, Northwest has implemented two rounds of pay and benefit reductions for its salaried employees. In December 2004, Northwest reduced all officer salaries by 15 percent and reduced by 15 percent the target incentive payments for participants in Northwest’s Key Employee Annual Cash Incentive Program (the “Annual Cash Incentive Plan”). Effective December 1, 2005, officer salaries were reduced by an additional ten percent, five percent of which is a temporary reduction that will continue in effect while Northwest remains in bankruptcy. In 2006 Northwest implemented changes to its health and welfare plans and reduced vacation and sick time and holidays for salaried employees. In total, these and other reductions in pay and benefits for salaried employees were targeted to provide Northwest with approximately $71 million in annual savings and an additional $14 million in temporary annual savings during the period Northwest is in bankruptcy. In addition, in November 2005 NWA Corp. cancelled all unvested restricted stock and phantom stock awards held by Northwest’s executive officers, including the Named Executive Officers.

CEO Pay Reductions.  As a result of the compensation and benefit changes for salaried employees, Mr. Steenland’s annual salary was reduced by 23.5%, from $675,000 on November 30, 2004 to his current salary of $516,375, and his outstanding 443,333 shares of restricted stock, representing a grant date value of $3,819,396, have been cancelled. The following table sets forth the total amount of compensation foregone by Mr. Steenland during the period 2002 through 2006, including compensation reductions and waivers by Mr. Steenland and the cancellation of restricted stock awards valued on the date of grant and reported in the year granted.

Foregone Compensation and Cancelled Stock Awards (2002 — 2006)

Name	Annual Salary	Annual Incentive Compensation	Long Term Incentive Compensation	Cancelled Restricted Stock		Total
Douglas M. Steenland	$318,094	$1,008,581	$392,734	$3,819,396	(1)	$5,538,805

(1)            Valued on the date of grant

In addition, under the Plan of Reorganization, all outstanding stock options held by employees will be cancelled upon the Company’s emergence from Chapter 11 bankruptcy protection. Currently, Mr. Steenland holds outstanding stock options covering 368,453 shares of Common Stock, which today are “out of the money” and have no value. When granted, these stock options had a total Black-Scholes value of $1,334,058, as reported by NWA Corp. for prior years.

2006 Company Performance.  The Company began to see positive results from its restructuring activities in 2006. In 2006, the Company reported its first profitable year (excluding reorganization items) since 2000, a pre-tax profit of $301 million before reorganization items. This represents a significant improvement compared to its 2005 pre-tax loss of $1.38 billion before reorganization items. During 2006, as discussed above, the Company also made significant progress in re-optimizing its aircraft fleet and network, achieving a competitive network carrier cost structure, reducing total debt by approximately $4.2 billion, improving Northwest’s revenue premium in the industry, modernizing its aircraft fleet and finalizing agreements for existing and new aircraft purchases, and protecting employee pensions and avoiding pension plan terminations by freezing Northwest’s defined benefit pension plans. As a result of the Company’s financial performance during 2006, Northwest has distributed approximately $39.2 million in payments under the new Success Sharing Plan adopted by Northwest in 2006. All eligible employees of Northwest worldwide, other than salaried employees who participate in other incentive programs (including the Named Executive Officers), are entitled to receive a payment for 2006 under the Success Sharing Plan. A more detailed analysis of our financial and operational performance in 2006 is contained in the Management’s Discussion & Analysis section of our 2006 Annual Report on Form 10-K.

Proposed Management Equity Plan

During 2006 and early 2007, the Compensation Committee performed an extensive review of Northwest’s compensation and benefit programs and developed a proposed management equity plan (the “Management Equity Plan”) to be implemented for its salaried employees in connection with Northwest’s emergence from bankruptcy. In designing the Management Equity Plan, Northwest sought guidance from several outside advisors, including Towers Perrin, which specializes in executive compensation matters. Among other information, the Committee reviewed the percentage of outstanding shares held by employees of other companies, both within and outside the airline industry, through their equity compensation plans. The Committee also consulted with the official committee of unsecured creditors appointed in the Company’s Bankruptcy Case (the “Creditors Committee”) regarding the proposed equity plan. In addition, as part of the bankruptcy emergence process, the Company engaged the Seabury Group to perform a valuation of the Company. In developing the proposed Management Equity Plan, the Committee recognized the necessity of retaining a qualified senior management team that is capable of navigating Northwest through the difficult industry environment, particularly in light of the significant management turnover Northwest has experienced in recent years. For example, of the 68 officers who were employed by Northwest at the beginning of 2001, only 21 remain with Northwest today. Northwest has experienced similar turnover among salaried employees at other levels in the organization. In addition, Northwest has reduced the number of officer positions by approximately 38 percent from 68 in 2001 to 42 today. As a result of the Committee’s review of Northwest’s compensation programs, its analysis of comparable equity programs and its discussions and negotiations with the Creditors Committee, the Committee recommended that the Board of Directors approve the Management Equity Plan to be implemented in connection with the Plan of Reorganization, and the Board approved the plan for inclusion in the Plan of Reorganization filed with the Bankruptcy Court. If the Plan of Reorganization is confirmed by the Bankruptcy Court, the Management Equity Plan will become effective upon the effective date of the Plan of Reorganization.

The Management Equity Plan is a stock-based incentive compensation plan, under which the Compensation Committee has the authority to grant cash awards and/or the following type of equity-based awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, and/or (5) other stock-based awards, including performance-based awards. Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the Management Equity Plan and/or cash awards outside the Management Equity Plan. Awards may be made to any employee of NWA Corp. and its subsidiaries. The number of participants participating in the Management Equity Plan will vary from year to year. The Management Equity Plan imposes no limit on the number of participants, and does not specify the type or amount of awards, except that no participant may receive stock options, stock appreciation rights, restricted stock, restricted stock units and/or other stock-based awards in any calendar year for an aggregate of more than 2,000,000 shares under the Management Equity Plan and no participant may receive performance-based awards not denominated in shares totaling more than $10,000,000 under the Management Equity Plan. Each award will be evidenced by a notice of award or other similar writing, which will specify the terms of the award, as determined by the Compensation Committee in its discretion, subject to the limitations of the Management Equity Plan.

On March 30, 2007, the Company announced additional details regarding the Management Equity Plan and the awards that the Committee intends to grant if the Management Equity Plan becomes effective in connection with confirmation of the Plan of Reorganization. The Company reported that the intention of the Compensation Committee is to grant to approximately 400 Northwest employees at the director, managing director and officer levels restricted stock units and stock option awards covering approximately 4.9% of the total shares of common stock expected to be issued by the reorganized NWA Corp. and subject to awards expected to be granted under the Management Equity Plan in connection with the Company’s emergence from bankruptcy. Approximately 60% of these awards will be granted in the form of restricted stock units and approximately 40% will be granted in the form of non-qualified stock options. The stock options will be granted in equal installments on the 10th, 20th and 30th trading days after the effective date of the Plan of Reorganization and will have an option price equal to the fair market value of the common stock on the date of grant. All of the awards will vest or become exercisable in installments as follows: 12.5% of each award will vest on the date of grant of the award, 12.5% will vest six months after the effective date of the Plan of Reorganization and the remaining portion of the award will vest in installments of 18.75% each on the first, second, third and fourth anniversaries of the effective date of the Plan of Reorganization. In addition, the award agreement for these awards will provide that the employee will be obligated to re-pay to the Company, in the event the employee terminates his or her employment with Northwest or the employee elects to retire within twelve months after the effective date of the Plan of Reorganization, any proceeds received by the employee in connection with the vesting or exercise of the award. In addition, awards covering a total of 1,629,359 shares of common stock are expected to be granted to approximately 4,800 salaried employees below the director level and these awards will be granted in the form of restricted stock units. These awards will vest in full on the first anniversary of the effective date of the Plan of Reorganization.

The aggregate number of shares of common stock of NWA Corp. available for issuance under the Management Equity Plan will be 21,333,248, as may be adjusted for any stock dividend, stock split, recapitalization, reorganization, merger or other subdivision or combination of the common stock. The number of shares covered by stock awards expected to be granted under the Management Equity Plan in connection with the Company’s emergence from bankruptcy represents approximately 5.5% of the total shares to be issued upon emergence from bankruptcy and to be covered by such awards, and the number of shares that will remain available for future awards represents approximately 2.2% of the total shares to be issued and reserved for issuance under the plan.

The Creditors Committee, which represents the interests of the unsecured creditors in the Company’s Bankruptcy Case, has approved the Management Equity Plan and the number of shares subject to awards that the Compensation Committee proposes to grant in connection with the Company’s emergence from bankruptcy. Under the Company’s Plan of Reorganization, the Company’s creditors will receive approximately 84.5% of the Company’s newly issued common stock (taking into account the awards the Committee intends to grant under the Management Equity Plan in connection with the Company’s emergence from bankruptcy) and, under the rights offering, will have the right to purchase up to an additional 8.5% of such shares.

General Compensation Philosophy

We believe that compensation paid to executive officers should be closely aligned with the Company’s performance on both a short term and long term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long term success. We also believe compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to Company stock performance and other factors that directly and indirectly influence stockholder value.

Northwest’s executive compensation programs are designed to achieve three principal objectives:

•                  Attract, motivate and retain talent.  Northwest operates in an intensely competitive environment and believes its success is closely related to the retention of highly talented employees and a strong management team. Northwest’s employees are the key to differentiating the airline in the marketplace. A competitive executive compensation program is essential to creating a business that produces sustainable profitability.

•                  Link pay to performance. A cornerstone of Northwest’s compensation philosophy is the close linkage between executive pay and the overall performance of Northwest. At Northwest, individual performance and relative industry performance based on key performance indicators are significant determinants of executive compensation.

•                  Align executive interests with stockholder interests.  In order to properly align the interests of executives with stockholders, Northwest has historically delivered a portion of its executive compensation in the form of long term equity-based compensation subject to vesting schedules that require continued service with the Company. Northwest’s equity based awards, however, have not delivered meaningful compensation in the past five to seven years due to numerous external factors that have negatively impacted Northwest and the domestic airline industry as a whole.

Northwest’s Executive Compensation Program

The principal elements of Northwest’s executive compensation program are described below.

•                  Base Salary.   In 2005 and 2006, base salaries for Northwest officers were reduced on average by 23.5% as a result of labor cost reductions associated with Northwest’s bankruptcy restructuring efforts. In the future, changes in the base salaries of executive officers of Northwest, including the Named Executive Officers, will be considered annually by the Committee and in connection with a promotion or other change in responsibilities. Base salaries are influenced by individual performance, experience in the position and scope of responsibilities, results achieved and future potential, and by internal equity. During 2006, Messrs. Cohen and Roberts each received base salary increases to recognize their individual performance and to bring their base salaries in line with Northwest’s two other executive vice presidents. None of the other Named Executive Officers received base salary increases during 2006.

•                  Annual Cash Incentive Plan. Employees at the director-level and above, including the Named Executive Officers, participate in the Annual Cash Incentive Plan. Compensation provided under the Annual Cash Incentive Plan depends on the achievement of an income contribution target established by the Committee at the beginning of each year based on the annual budget approved by the Board of Directors, and an assessment of individual performance at the end of the year in accordance with Northwest’s performance measurement system for salaried employees. The Company’s actual adjusted income contribution is defined as the Company’s operating income (excluding depreciation, amortization and aircraft rental expense) in any year adjusted to exclude the impact of any extraordinary, unusual or special items and other items that are deemed to be outside of management’s control such as increases or decreases in operating expense due to the price of fuel and foreign currency exchange. In addition, the Company must meet a minimum profitability threshold for the year in order for there to be payouts in excess of target payout amounts. Target payouts under the Annual Cash Incentive Plan are established as a percentage of the participant’s base salary. Mr. Steenland’s target payout percentage is 100% of his annual salary and the target payout percentage for the other Named Executive Officers is 60% of their annual salary. The annual incentive payment for individual participants in the plan, including the Named Executive Officers, may be increased or decreased based on individual performance; however, the total pool available for annual incentive payments to participants in any year is fixed based on the level of Company performance and the total base salary amounts for all participants.

At the end of the year, the Compensation Committee reviews performance data with management and determines the extent to which the Company’s financial goals have been achieved. The aggregate pool for payouts under the Annual Cash Incentive Plan may range between 0% and 200% of the total target payout amounts for all participants, with the pool increasing as Company performance improves. For 2006, the Company’s actual adjusted income contribution performance was approximately 165% of the target level, which would have produced an aggregate payout pool equal to 200% of target payout amounts; however, since the Company capped payouts under the Annual Cash Incentive Plan during the period while the Company remains in bankruptcy at 85% of target payout amounts, total payouts under the plan for 2006 were limited to 85% of total target payout amounts. Each of the Named Executive Officers received a payout under the Annual Cash Incentive Plan for 2006 equal to 85% of their target incentive payout. These amounts are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

•                  Long Term Cash Incentive Plan.  Officers of Northwest selected by the Compensation Committee to receive an award are eligible to participate in the Long Term Cash Incentive Plan. This plan provides for cash payments based on the relative adjusted operating margin performance of Northwest during two-year performance periods measured against the five other largest U.S. network airlines, including American, United, Delta, Continental and US Airways. Adjusted operating margin for each airline is defined as operating income as a percentage of revenue with operating income adjusted to exclude the impact of fuel prices and any extraordinary, unusual or special items. Mr. Steenland’s target payout percentage under the Long Term Cash Incentive Plan is 150% of his annual salary and the target payout percentage for the other Named Executive Officers is 70% of their annual salary.

Actual payout amounts under the Long Term Cash Incentive Plan are approved by the Committee each year and may range between 0% and 200% of the target payout level, based on the Company’s adjusted operating margin performance relative to the airline peer group during the performance period and the Company’s satisfaction of a net profitability threshold for each year during the performance period, as shown below. Payouts are also conditioned on the participant maintaining a minimum individual performance rating during the applicable performance period.

50% Payout	Northwest ranks third among the airline peer group based on an adjusted operating margin performance measure
100% Payout	Northwest ranks second among the airline peer group based on an adjusted operating margin performance measure
150% Payout	Northwest ranks first among the airline peer group based on an adjusted operating margin performance measure
200% Payout

Northwest ranks first among the airline peer group based on an adjusted operating margin performance measure and achieves a net profitability threshold established by the Committee for each year during the performance period

In connection with the reductions in compensation for salaried employees, however, Northwest capped any payouts under the Long Term Cash Incentive Plan while Northwest remains in bankruptcy at 50% of target payout amounts. The Company’s relative operating margin performance during the two year performance period ending on December 31, 2006 would have resulted in a payout of 100% of target payout levels. The incentive payments for the two year performance period ending on December 31, 2006 earned by each of the Named Executive Officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

•                  E-Commerce Incentive Compensation Program.   In 2000, the Board of Directors adopted the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (the “E-Commerce Plan”) as an incentive to management to create, develop and maximize the value of certain equity investments of Northwest and its affiliates. The program has been highly successful for the Company. Management was instrumental in developing a number of e-commerce or internet-based businesses, including Orbitz, LLC and Hotwire, Inc. To date, as a result of the sale of a number of these investments, Northwest has generated aggregate cash proceeds of approximately $190 million and a return on the group of investments of approximately 442%. The $190 million in cash investment proceeds is separate and apart from any revenues generated by Northwest’s operations. Under the E-Commerce Plan, 200 Points or 20% of the value of the investments in excess of the sum of the cost of such investments plus a minimum compounded annual return of 15% was set aside for awards to key employees of Northwest. Given that all of the investments covered by the E-Commerce Plan have been disposed of, all redemption amounts payable to participants were earned in prior periods; however, certain redemption amounts continue to be subject to vesting based on the participant’s continued employment with the Company. 2006 earnings on redemption amounts under outstanding awards that remain subject to vesting for each of the Named Executive Officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

•                  Equity Based Compensation. Stock options, restricted stock and phantom stock units historically have been granted to Northwest executives under the Company’s stock incentive plans. Equity-based awards typically vest over multi-year periods and are designed to align the interests of stockholders and management, to provide an incentive for management to focus on the creation of stockholder value and to facilitate retention. As discussed above, all outstanding restricted stock and phantom stock units held by Northwest officers were cancelled on November 1, 2005, and, under the Plan of Reorganization, all outstanding stock options will be cancelled upon the effective date of the Plan of Reorganization. In connection with Northwest’s emergence from bankruptcy, the Committee intends to implement the Management Equity Plan on the terms discussed above under “Proposed Management Equity Plan.”

•                  Retirement Benefits. Northwest maintains the following retirement plans, in which each of its Named Executive Officers participates:

•                  Retirement Savings Plan for Salaried Employees. The Retirement Savings Plan for Salaried Employees (the “Retirement Savings Plan”) is a funded and tax-qualified 401(k) retirement plan that is offered to all salaried employees of Northwest, including the Named Executive Officers. The plan permits employees to contribute a portion of their pay for the year to the plan on a pretax or after tax basis. Effective September 1, 2005, as a result of the freezing of pension benefit accruals under Northwest’s defined benefit pension plans (see “Frozen Defined Benefit Pension Plans” below), Northwest began making Company contributions to participants’ accounts in the Retirement Savings Plan to replace benefit accruals under the defined benefit plans for service on and after September 1, 2005. The Company contributions are a percentage of pay (defined as salary and incentive compensation) that varies based on the participant’s age and years of service. Effective August 1, 2006, the Company reduced the applicable contribution percentages. The following table shows the rates of Company contributions to the Retirement Savings Plan in effect during 2006.

	Company Contribution (as a percent of pay)
Age plus Vesting Service	1/01/2006 through 7/31/2006	8/01/2006 and After
Less than 30	6%	5%
30 through 39	7%	6%
40 through 49	8%	7%
50 through 59	10%	9%
60 through 69	12%	10%
70 through 79	15%	12%
80 and over	18%	15%

The amounts contributed by the Company in 2006 to the accounts of the Named Executive Officers under the Retirement Savings Plan are shown below in the All Other Compensation Table that follows the Summary Compensation Table. Benefits under the plan are paid to participants upon retirement or termination of employment.

•                  Excess 401(k) cash payments.  Contributions that cannot be made to the Retirement Savings Plan due to limits on contributions under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) are made to each executive in cash on a semi-monthly basis. These cash payments are not entitled to the tax savings benefits associated with the Retirement Savings Plan. Northwest provides this benefit so that executives and other employees who are subject to the Internal Revenue Code limits obtain the same rate of Company contributions, as a percentage of pay, as our other salaried employees. The excess 401(k) cash payments made to the Named Executive Officers in 2006 are shown in the All Other Compensation Table that follows the Summary Compensation Table.

•                  Frozen Defined Benefit Pension Plans.  Historically, the Named Executive Officers participated in three defined benefit pension plans — the Northwest Airlines Pension Plan for Salaried Employees (the “Salaried Pension Plan”) (a qualified plan under which benefits are subject to Internal Revenue Code limits for pay and amount), the Northwest Airlines Excess Pension Plan for Salaried Employees (the “Excess Pension Plan”) (a nonqualified, unfunded plan that provides retirement benefits that would otherwise be provided under the Salaried Pension Plan but for the Internal Revenue Code limits), and the Supplemental Executive Retirement Plan (the “SERP”), which is described below. Historically, under these plans salaried employees hired on or before January 1, 2001 receive benefits based on the higher of a “final average earnings” formula and a “cash balance” formula. Benefits for salaried employees hired after January 1, 2001 are based solely on a “cash balance” formula, which provides a benefit based on “career pay” rather than “final average earnings.” The formula used to compute participant benefits under the final average earnings formula is 60% of a participant’s final average earnings less 15% of participant’s covered compensation multiplied by actual service divided by 30 years. Final average earnings are the highest consecutive 60 months of pay out of the previous 120 months. Under the cash balance formula, a percentage of a participant’s pay is credited to a hypothetical account which grows with interest. A participant’s pay credit under the cash balance formula is based on the participant’s age plus vesting service and ranges from 6% to 18% of pay. Interest is credited at the 1% Treasury bill rate with a floor rate of 3.5%. Pension benefit accruals under both the Salaried Pension Plan and the Excess Pension Plan were frozen effective August 31, 2005 and replaced by an employer contribution to Northwest’s Retirement Savings Plan and related excess cash payments. The present values of each Named Executive Officer’s accumulated pension benefits as of December 31, 2006 under the Salaried Pension Plan and the Excess Pension Plan are included in the 2006 Pension Benefits Table set forth below.

•                  Supplemental Executive Retirement Plan. The SERP is a nonqualified, unfunded plan, under which Northwest provides to eligible executives, including each of the Named Executive Officers, supplemental pension benefits over and above the executive’s benefits under the Salaried Pension Plan and the Excess Pension Plan. The SERP was designed to attract mid-career senior executives by granting executives additional credited years of service or additional pay credits during specified periods of time as provided in individual agreements entered into with the particular executive. The additional benefit accruals are earned by the executive over a period of years if the executive remains employed by Northwest during such period, and, in the case of Mr. Steenland, if his employment is terminated in specified circumstances. In the case of Mr. Steenland, the Company agreed under the Management Compensation Agreement entered into with him (see below under “Management Compensation Agreements”) to provide Mr. Steenland under the SERP up to six additional years of service credit over the six year period commencing April 1, 2006, so long as he remains employed by the Company during such period. In addition, under the SERP, participants’ final average compensation for purposes of determining pension benefits under the adjusted final average earnings formula is defined as the average of the executive’s monthly earnings for the highest 36 months (whether or not consecutive) during the participant’s employment. The present value of each Named Executive Officer’s accumulated pension benefit under the SERP as of December 31, 2006 is included in the 2006 Pension Benefits Table set forth below. Historically, benefit accruals under the SERP were determined based on the adjusted final average earnings formula and the cash balance formula used to determine benefit accruals under the Salaried Pension Plan and the Excess Pension Plan. Consistent with the Salaried Pension Plan and the Excess Pension Plan, benefits accumulated under the final average earnings formula and the cash balance formula were frozen effective August 31, 2005. Benefit accruals under the SERP for service on and after September 1, 2005 are determined by a formula based on pay and interest credits, as provided in the executive’s individual agreement entered into pursuant to the SERP. Vested pension benefits under the SERP are payable as a lump sum upon the participant’s termination of employment. All benefits under the SERP are unfunded and are payable by Northwest from its general assets.

•               Perquisites. We provide our Named Executive Officers with other benefits reflected in the All Other Compensation column of the Summary Compensation Table, which we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program. In 2006 these benefits included reimbursement payments for certain medical expenses; complimentary travel privileges on Northwest and other airlines for the personal use of each Named Executive Officer, his eligible family members and other individuals designated by the Named Executive Officer; excess liability insurance coverage; reimbursement for the cost of specified club memberships; financial and tax planning services; car allowances and an annual physical examination for each Named Executive Officer. In addition, from time to time the Company makes tickets to cultural and sporting events available to the Named Executive Officers for business purposes. If not utilized for business purposes, they are made available to the Named Executive Officers and other employees for personal use. The incremental costs incurred by the Company in 2006 to provide these benefits to the Named Executive Officers are shown in the All Other Compensation Table that follows the Summary Compensation Table.

•               Management Compensation Agreements.  Northwest has entered into management compensation agreements with each of the Named Executive Officers. The agreements have no set terms and the executive’s employment under his agreement is terminable by either party for any reason upon 30 days written notice.

Northwest entered into a new management compensation agreement with Mr. Steenland effective September 14, 2005. Under his agreement, Mr. Steenland is entitled to receive a base salary and to participate in Northwest’s compensation and benefit plans. He is also entitled to lifetime travel privileges on Northwest’s flights, specified travel privileges on Northwest that may be extended to other individuals, specified life insurance benefits, coverage under Northwest’s medical and dental plans for the remainder of his and his spouse’s lifetimes, and additional medical benefits in excess of those available under Northwest’s health plans. In addition, as stated above, the Company has agreed to provide Mr. Steenland under the SERP up to six additional years of service credit over the six year period commencing April 1, 2006, so long as he remains employed by the Company during such period.

The agreements with Messrs. Griffin, Haan, Cohen and Roberts entitle each executive to receive a base salary and to participate in Northwest’s compensation and benefit plans. Messrs. Griffin, Haan and Roberts are each entitled to lifetime travel privileges on Northwest’s flights and additional medical benefits in excess of those available under Northwest’s health plans. Mr. Cohen will become entitled to lifetime travel privileges and additional medical benefits if he remains employed by Northwest through April 1, 2009 or an earlier date if Mr. Cohen’s employment is terminated by Northwest within six months after a change in control of Northwest. In addition, in connection with his joining Northwest in May 2005, Mr. Cohen received a signing payment of $200,000, which Mr. Cohen must repay if his employment is terminated under specified circumstances, and Northwest agreed to pay him annual retention payments of $100,000 each on May 1 of each of five years beginning in 2006 so long as he continues to be employed by Northwest on those dates.

Under the Management Compensation Agreements entered into with each of the Named Executive Officers, Northwest has agreed to provide each executive with certain severance payments and benefits in the event the executive’s employment is terminated under various circumstances. A description of the potential payments and benefits that each of the Named Executive Officers would be entitled to receive in these circumstances is included below under the caption “Potential Payments upon Termination or Change in Control.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report and, based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report for filing with the Securities and Exchange Commission.

Compensation Committee

Roy J. Bostock (Chairman)
Robert L. Friedman
Doris Kearns Goodwin

Summary Compensation Table

The following table sets forth information regarding compensation of the Company’s Named Executive Officers in 2006:

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Salary(1)	Bonus		Awards(2)	Awards(3)	Compensation(4)	Earnings(5)	Compensation(6)	Total
Principal Position	($)	($)		($)	($)	($)	($)	($)	($)
Douglas M. Steenland President & Chief Executive Officer
2006	516,384	—		—	333,514	994,146	516,000	297,353	2,657,397
Neal S. Cohen Executive Vice President & Chief Financial Officer
2006	388,086	100,000	(7)	—	100,616	399,599	161,000	72,238	1,221,539
J. Timothy Griffin Executive Vice President—Marketing & Distribution
2006	401,616	—		—	125,403	345,398	34,000	186,287	1,092,704
Philip C. Haan Executive Vice President — International, Alliances & Information Technology
2006	401,616	—		—	127,927	429,371	169,000	177,639	1,305,553
Andrew C. Roberts Executive Vice President — Operations
2006	361,783	—		—	63,337	399,599	166,000	83,425	1,074,144

(1)             In connection with Northwest’s management compensation restructuring changes, on December 1, 2004, all officers of Northwest, including each of the Named Executive Officers, took a 15% reduction in annual base salary. On December 1, 2005, all officers took an additional 10% reduction in annual base salary, 5% of which will continue while Northwest remains in bankruptcy. The base salaries for Messrs. Cohen and Roberts were increased in 2006. Mr. Cohen’s base salary was increased from $382,500 to $401,625, and Mr. Robert’s base salary was increased from $325,125 to $401,625.

(2)             As discussed above, on November 1, 2005, NWA Corp. cancelled all outstanding restricted stock and phantom stock awards held by Northwest’s executive officers. In the case of Mr. Steenland, a total of 443,333 shares of restricted stock were cancelled. The total dollar value on the date of grant of the restricted stock and phantom stock awards that were cancelled, as reported in the “Restricted Stock Awards” column of the Summary Compensation Table in the year in which they were granted, is as follows: Mr. Steenland ($3,819,396); Mr. Cohen ($878,500); Mr. Griffin ($2,092,733); Mr. Haan ($2,092,733); and Mr. Roberts ($1,569,150).

(3)             Under the Plan of Reorganization filed with the Bankruptcy Court, all outstanding stock options and stock awards will be cancelled on the effective date of the plan and the holders of such awards will receive no distribution in respect of such awards. The amounts in this column do not represent any amounts that the Named Executive Officers are entitled to receive; rather they represent the compensation expense recognized by NWA Corp. for financial statement reporting purposes with respect to 2006 for the fair value of previously granted stock options in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See note 10 to NWA Corp.’s consolidated financial statements for the year ended December 31, 2006 for a discussion of the assumptions used in the valuation of the stock option awards.

(4)             This column includes: (A) the following amounts earned under the Annual Cash Incentive Plan for 2006: Mr. Steenland ($438,919), Mr. Cohen ($204,829), Mr. Griffin ($204,829), Mr. Haan ($204,829) and Mr. Roberts ($204,829); (B) the following amounts earned pursuant to previously granted awards under the Long Term Cash Incentive Plan for the two year performance period ending December 31, 2006: Mr. Steenland ($387,281), Mr. Cohen ($140,569), Mr. Griffin ($140,569), Mr. Haan ($140,569) and Mr. Roberts ($140,569); and (C) 2006 earnings on outstanding unvested awards previously granted under the Northwest Airlines Corporation E-Commerce Incentive Compensation Program as follows: Mr. Steenland ($167,946), Mr. Cohen ($54,201), Mr. Haan ($83,973) and Mr. Roberts ($54,201). See “Northwest’s Executive Compensation Program” under the Compensation Discussion and Analysis section above for a description of the incentive compensation plans referred to in this footnote.

In connection with the reductions in compensation for salaried employees, Northwest capped payouts under the Annual Cash Incentive Plan at 85% of target payout amounts and capped payouts under the Long Term Cash Incentive Plan at 50% of target payout amounts, in each case while Northwest remains in bankruptcy.

(5)             This column represents the increase in the actuarial value of the Named Executive Officers’ accrued pension benefits under the Salaried Pension Plan, the Excess Pension Plan, and the SERP. See “Northwest’s Executive Compensation Program — Retirement Benefits” under the Compensation Discussion and Analysis section above for a description of these plans. As discussed in that section, the Salaried Pension Plan and the Excess Pension Plan were frozen effective August 31, 2005 and pension benefit accruals for service on and after September 1, 2005 were replaced by an employer contribution to the Retirement Savings Plan. The SERP also was amended to freeze benefits accumulated as of August 31, 2005 under the final average earnings formula and the cash balance formula, and to provide that benefit accruals for service on and after September 1, 2005 will be determined by a formula based on pay and interest credits, as provided in the individual agreements entered into pursuant to the SERP. A description of the assumptions used to determine these amounts is included below in footnote 2 to the 2006 Pension Benefits table.

(6)             See the table below under the caption “All Other Compensation Table” for details regarding the amounts disclosed in the “All Other Compensation” column.

(7)             The amount shown for Mr. Cohen reflects a retention payment in the amount of $100,000 paid to him in May 2006 pursuant to his Management Compensation Agreement. The agreement entered into in connection with Mr. Cohen’s hiring provides that he will receive annual retention payments equal to $100,000 each on May 1 of 2006, 2007, 2008, 2009 and 2010 so long as he is employed by Northwest on such dates.

The compensation plans under which the awards shown in the Summary Compensation Table or in the Grants of Plan-Based Awards in 2006 table were made are generally described in the Compensation Discussion and Analysis.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table.

Name	Tax Reimbursement Payments	Employer Contributions to 401(k) Plan(1)	Excess 401(k) Plan Cash Payments(2)	Life Insurance Premiums	Incremental Cost of Perquisites or Personal Benefits(3)	Total — All Other Compensation
	($)	($)	($)	($)	($)	($)
Douglas M. Steenland	81,194	26,545	56,076	77,800	55,738	297,353
Neal S. Cohen	5,997	22,000	25,159	—	19,082	72,238
J. Timothy Griffin	44,401	26,400	35,315	44,000	36,171	186,287
Philip C. Haan	43,167	26,400	35,315	37,000	35,757	177,639
Andrew C. Roberts	13,262	22,000	20,657	—	27,506	83,425

(1)             As discussed in footnote (5) to the Summary Compensation Table, effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under those plans and amended the Retirement Savings Plan to provide for an employer contribution to participants’ accounts for service on and after September 1, 2005.

(2)             This column includes non-qualified retirement benefits earned by the Named Executive Officers under Northwest’s defined contribution plans in excess of the limitations imposed by the Internal Revenue Code. In connection with the amendments to the Retirement Savings Plan discussed in footnote (1) above, beginning September 1, 2005, all employer contribution amounts to Northwest’s Retirement Savings Plan that are in excess of the limitations under the Internal Revenue Code are payable to employees in cash on a semi-monthly basis. See “Northwest’s Executive Compensation Program — Retirement Benefits — Excess 401(k) cash payments” under the Compensation Discussion and Analysis section above.

(3)             This column represents the incremental cost incurred by the Company in providing perquisites to the Named Executive Officers in 2006. These perquisites include reimbursement payments for certain medical expenses, complimentary travel privileges on Northwest and other airlines for the personal use of each Named Executive Officer, his eligible family members and other individuals designated by the Named Executive Officer, excess liability insurance coverage, club memberships, financial and tax planning services, car allowances and an annual physical examination for each Named Executive Officer. See “Northwest’s Executive Compensation Program — Perquisites” under the Compensation Discussion and Analysis section above.

Grants of Plan-Based Awards in 2006

The following table provides information about awards granted to our Named Executive Officers during 2006 under the Annual Cash Incentive Plan and the Long Term Cash Incentive Plan. These incentive compensation plans are described in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Program — Annual Cash Incentive Plan” and “Northwest’s Executive Compensation Program — Long Term Cash Incentive Plan.”

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
		Estimated Future			Estimated Future			Number of	Number of	or Base	Date Fair
		Payouts Under Non-Equity			Payouts Under Equity			Shares of	Securities	Price of	Value of
		Incentive Plan Awards(1)			Incentive Plan Awards			Stock or	Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/sh)	Awards
Douglas M. Steenland	1/26/2006(2)	258,188	438,919	438,919
	1/26/2006(3)	387,281	774,563	1,549,125
Neal S. Cohen	1/26/2006(2)	120,488	204,829	204,829
	1/26/2006(3)	140,569	281,138	562,275
J. Timothy Griffin	1/26/2006(2)	120,488	204,829	204,829
	1/26/2006(3)	140,569	281,138	562,275
Philip C. Haan	1/26/2006(2)	120,488	204,829	204,829
	1/26/2006(3)	140,569	281,138	562,275
Andrew C. Roberts	1/26/2006(2)	120,488	204,829	204,829
	1/26/2006(3)	140,569	281,138	562,275

(1)             These columns show the potential value of the payout for each Named Executive Officer under both the Annual Cash Incentive Plan and the Long Term Cash Incentive Plan if the threshold, target or maximum goals under each plan are achieved. The potential payouts are performance-driven and therefore at risk. These incentive plans are described above in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Programs.”

(2)             These awards were granted for 2006 under the Annual Cash Incentive Plan. The plan provides for different payout amounts based on the Company’s achievement of an income contribution target established by the Compensation Committee at the beginning of the year and an assessment of individual performance during the year, as well as achievement of a net profitability threshold for payouts in excess of target payout amounts. Target payout amounts are established as a percentage of the participant’s annual salary. In connection with Northwest’s management compensation restructuring, Northwest has elected to limit any payouts under the Annual Cash Incentive Plan that occur while Northwest remains in bankruptcy to 85% of the target payout amounts. The amounts set forth in the “Target” and “Maximum” columns therefore reflect this limit, which was in effect for the performance period for these awards. Incentive payments to the Named Executive Officers under these awards are set forth in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(3)             These awards were granted pursuant to the Long Term Cash Incentive Plan for the two year performance period beginning January 1, 2006. The plan provides for different payout amounts based on Northwest’s rank (#3—threshold, #2—target, or #1—maximum) among its industry peers in average operating margin during the two years included in the performance period and Northwest’s achievement of a net profitability threshold in each year included in the performance period. The payouts are also contingent upon the participant maintaining a minimum individual performance rating during the performance period. The amounts shown are based on the executives’ current annual salary levels; however, actual payouts will be based on the executives’ annual salaries in effect at the time of the payout. Notwithstanding the amounts set forth in the table, in connection with Northwest’s management compensation restructuring, Northwest has elected to limit any payouts under the Long Term Cash Incentive Plan that occur while Northwest remains in bankruptcy to 50% of the target payout amounts.

Outstanding Equity Awards at December 31, 2006

The following table summarizes the equity awards previously made to our Named Executive Officers that were outstanding as of December 31, 2006. As discussed above, under the Company’s Plan of Reorganization filed with the Bankruptcy Court, all outstanding stock options and stock awards will be cancelled on the effective date of the plan and employees will receive no distribution in respect of such awards. In addition, all outstanding restricted stock and phantom stock awards held by Northwest’s executive officers were cancelled on November 1, 2005.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Douglas M. Steenland	276,340	92,113		8.305	1/15/2013
Neal S. Cohen	37,500	112,500		5.14	5/2/2015
J. Timothy Griffin	69,270	34,635		8.305	1/15/2013
Philip C. Haan	105,996	35,332		8.305	1/15/2013
Andrew C. Roberts	52,479	17,493		8.305	1/15/2013

(1)                The outstanding options held by each of the Named Executive Officers vest in annual installments of 25% per year commencing on the first anniversary of the date of grant. The options granted to Messrs. Steenland, Griffin, Haan and Roberts were granted on January 15, 2003 and the options granted to Mr. Cohen were granted on May 2, 2005.

2006 Pension Benefits

The following table shows the present value of accumulated benefits at December 31, 2006 for the Named Executive Officers under the Salaried Pension Plan, the Excess Pension Plan and the SERP based on the assumptions described in note (2) below. These retirement plans are described in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Program — Retirement Plans.” All benefits under the Excess Pension Plan and the SERP are unfunded and are payable by Northwest from its general assets.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Douglas M. Steenland	Pension Plan for Salaried Employees	14.1667	497,000	—
	Excess Pension Plan for Salaried Employees	14.1667	1,015,000	—
	Supplemental Executive Retirement Plan	30.5000	2,612,000	—
Neal S. Cohen	Pension Plan for Salaried Employees	8.9167	133,000	—
	Excess Pension Plan for Salaried Employees	8.9167	95,000	—
	Supplemental Executive Retirement Plan	12.5834	384,000	—
J. Timothy Griffin	Pension Plan for Salaried Employees	12.2500	424,000	—
	Excess Pension Plan for Salaried Employees	12.2500	654,000	—
	Supplemental Executive Retirement Plan	23.0000	703,000	—
Philip C. Haan	Pension Plan for Salaried Employees	14.4167	430,000	—
	Excess Pension Plan for Salaried Employees	14.4167	564,000	—
	Supplemental Executive Retirement Plan	25.1667	648,000	—
Andrew C. Roberts	Pension Plan for Salaried Employees	8.0000	173,000	—
	Excess Pension Plan for Salaried Employees	8.0000	120,000	—
	Supplemental Executive Retirement Plan	17.3333	441,000	—

(1)             For salaried employees, including the Named Executive Officers, hired by Northwest on or before January 1, 2001 (all of the Named Executive Officers other than Mr. Cohen), the accumulated benefits under the Salaried Pension Plan are the greater of the benefits calculated under the final average earnings formula and those calculated under the cash balance formula. An employee may retire at the normal retirement age of 65 regardless of years of service with Northwest, or may retire as early as age 55 with 10 years of service.

The years of service credited under the Salaried Pension Plan and the Excess Pension Plan for each of the Named Executive Officers shown in the table above represents actual service with Northwest. Under the SERP, each of the Named Executive Officers was credited with the additional number of years of service shown in the table below. The present value of the benefit attributable to the additional years of service granted to each Named Executive Officer in the SERP is also shown in the table below.

Name	Number of Additional Credited Years of Service (#)	Present Value of Accumulated Benefit ($)
Douglas M. Steenland	16.3333	2,371,000
Neal S. Cohen	3.6677	384,000
J. Timothy Griffin	10.7500	703,000
Philip C. Haan	10.7500	648,000
Andrew C. Roberts	9.3333	441,000

(2)             As discussed in footnote (5) to the Summary Compensation Table, effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under those plans and amended the Retirement Savings Plan to provide for an employer contribution to participants’ accounts for service on and after September 1, 2005. Contributions to the Retirement Savings Plan for each of the Named Executive Officers in 2006 are included in the “All Other Compensation” column of the Summary Compensation Table.

An actuarial present value of the benefits is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested as of December 31, 2006 at the assumed discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. Estimated future payments are assumed to be in the form of a single lump-sum payment at retirement determined using interest rate and mortality table assumptions applicable under current IRS regulations for qualified pension plans. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age, final service, future compensation levels, interest rate movements and regulatory changes. The assumptions on which the present values of accumulated benefits shown in the 2006 Pension Benefits table above are based are those used in determining our annual pension benefit obligation in the Company’s consolidated financial statements and are summarized in the table below. These assumptions were also used to determine the change in pension value included in the Summary Compensation Table.

Pension Plan Assumptions
Assumptions as of	12/31/05	12/31/06
Discount Rate	5.71%	5.93%
Cash balance interest crediting rate	5%	6%
Basis for conversion of final average earnings annuities to lump sum amounts	6%, 1994 GAR Unisex
Assumed Retirement Date:
— Salaried Pension Plan	Age 65 or age 62, whichever produces highest present value
— Excess Pension Plan	Age 65 or age 62, whichever produces highest present value
— SERP	Age 65

Potential Payments upon Termination or Change in Control

We have entered into Management Compensation Agreements with each of the Named Executive Officers, the terms of which are described in the Compensation Discussion and Analysis section under the caption “Northwest’s Executive Compensation Program — Management Compensation Agreements.” Under the terms of these agreements, Northwest has agreed to provide each of the Named Executive Officers with certain payments and benefits in connection with certain events involving a termination of the executive’s employment with Northwest or a change in control of Northwest. The terms “cause” and “good reason” as used below are defined in the Management Compensation Agreements with each of the Named Executive Officers. Generally, “cause” means (i) an act or acts of personal dishonesty by the executive intended to result in substantial personal enrichment of the executive at the expense of the Company, (ii) an act or acts of personal dishonesty by the executive intended to cause substantial injury to the Company, (iii) material breach (other than as a result of a disability) by the executive of the executive’s obligations under the executive’s Management Compensation Agreement, which action was (A) undertaken without a reasonable belief that the action was in the best interest of the Company and (B) not remedied within a reasonable period of time after receipt of written notice from the Company specifying the alleged breach, or (iv) the conviction of the executive of a felony. Generally, “good reason” means (i) a material reduction in the executive’s compensation or other benefits, (ii) any change in the executive’s title or any material change in the executive’s job responsibilities, (iii) without the executive’s prior consent, the relocation of the Company’s principal executive offices to a location outside the Minneapolis-St. Paul metropolitan area, or (iv) a failure by the Company to comply with any provision of the executive’s Management Compensation Agreement which has not been cured within ten (10) days after the Company knows or has notice of such noncompliance, provided that in order for the executive’s termination of employment to be considered for good reason, the termination must occur within one year after the event giving rise to the good reason.

Douglas M. Steenland.  Under the Management Compensation Agreement entered into with Mr. Steenland, in the event of a termination of his employment by Northwest other than for “cause” (as defined), by Mr. Steenland for “good reason” (as defined) or due to death or disability, Mr. Steenland will receive a severance payment equal to three times his annual base salary and target incentive payment under the Annual Cash Incentive Plan and a pro-rated portion of his target incentive payments under the Annual Cash Incentive Plan for the year in which his employment terminates, specified supplemental pension benefits and reimbursement of relocation expenses. Mr. Steenland also will continue to receive coverage under Northwest’s life insurance and disability plans for a specified period of time. In addition, if Mr. Steenland’s employment is terminated by Northwest for any reason other than cause within one year after a change in control of Northwest or by Mr. Steenland at any time during the six months commencing on the first anniversary of the change in control or during the 30-day period commencing on the first anniversary of the effective date of a confirmed plan of reorganization for Northwest under the Bankruptcy Code, in any such case, Mr. Steenland will be entitled to all payments and benefits otherwise due for termination. In addition, if the payments Mr. Steenland were to receive in the event of a change in control of Northwest are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Steenland will be entitled to a tax gross-up payment. In the event Mr. Steenland dies while employed by Northwest, Northwest has agreed to pay his surviving spouse an annual death benefit equal to 50 percent of Mr. Steenland’s base salary for ten years or, if earlier, until Mr. Steenland would have attained age 65.

The following table shows the potential payments and benefits that Mr. Steenland would be entitled to receive under existing plans and arrangements in the event his employment with Northwest had terminated on December 31, 2006 in connection with or by reason of the events listed in the table, given his compensation and service levels as of December 31, 2006. These benefits are in addition to benefits available generally to salaried employees of Northwest and, with respect to a termination of employment other than a voluntary termination or a termination by the Company for cause, are in addition to payments Mr. Steenland would receive that are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Mr. Steenland also would receive his accumulated pension benefits set forth in the 2006 Pension Benefits Table in connection with a termination of his employment for any reason.

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Voluntary Termination During Window after Change in Control or Bankruptcy Emergence Date ($)
Cash Severance Payment	—	3,098,250	3,098,250	3,098,250	3,098,250
Long Term Cash Incentive Compensation	—	387,281	387,281	387,281	774,563
E-Commerce Incentive Compensation	—	2,137,431	2,137,431	2,137,431	2,137,431
Accelerated Vesting of SERP Benefits	—	1,234,000	1,234,000	1,234,000	1,234,000
Pre-Retirement Death Benefit Payable to Spouse	—	—	258,188	—	—
Medical and Dental Benefits(1)	355,000	355,000	179,000	355,000	355,000
Life Insurance Premiums	80,000	80,000	—	80,000	80,000
Group Life Insurance and Group Disability Insurance Benefits(2)	—	7,224	—	7,224	7,224
Airline Travel Benefits that are transferable to third parties	34,372	34,372	—	34,372	34,372
Airline Travel Benefits(3)	88,792	88,792	—	88,792	88,792
Total	558,164	7,422,350	7,294,150	7,422,350	7,809,632

(1)             Mr. Steenland is entitled to receive medical and dental insurance coverage for himself and his spouse and dependent children at the levels provided to Mr. Steenland on September 14, 2005, the date of Mr. Steenland’s Management Compensation Agreement, under Northwest’s medical plans without cost to Mr. Steenland for the life of Mr. Steenland and his spouse, provided that, in the event Mr. Steenland becomes employed by another employer, such coverage would become secondary to any coverage provided by such employer.

(2)             In the event Mr. Steenland’s employment is terminated by the Company other than for cause, as a result of death or disability or by Mr. Steenland for good reason, Mr. Steenland and his dependents are entitled to receive benefits under the Company’s group life insurance and group disability insurance plans for three years or until Mr. Steenland is employed by another employer.

(3)             Mr. Steenland is entitled to receive lifetime airline pass privileges for the personal use of Mr. Steenland, his spouse and dependent children on terms and conditions no less favorable than those applicable to Mr. Steenland on the date his Management Compensation Agreement was entered into.

Other Named Executive Officers.  Under the Management Compensation Agreements entered into with each of the Named Executive Officers other than Mr. Steenland, in the event of a termination of the executive’s employment by Northwest other than for “cause” (as defined) or by the executive for “good reason” (as defined), the executive will receive a severance payment equal to two times the executive’s annual base salary and target incentive payment under the Annual Cash Incentive Plan and a pro-rated portion of the executive’s target annual incentive payment under the Annual Cash Incentive Plan for the year in which the executive’s employment terminates. In addition, under the terms of outstanding awards under the Long Term Cash Incentive Plan and the E-Commerce Plan, the vesting of these awards will accelerate either in whole or in part in the event of death, disability or an involuntary termination of the executive’s employment following a change in control of Northwest.

The following tables show the potential payments and benefits that each of the Named Executive Officers other than Mr. Steenland would be entitled to receive under existing plans and arrangements in the event the executive’s employment with Northwest had terminated on December 31, 2006 in connection with or by reason of the events listed in the table, given the executive’s compensation and service levels as of December 31, 2006. These benefits are in addition to benefits available generally to salaried employees of Northwest and, with respect to a termination of employment other than a voluntary termination or a termination by the Company for cause, are in addition to payments the executive would receive that are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Each of these executives also would receive the executive’s accumulated pension benefits set forth in the 2006 Pension Benefits Table in connection with a termination of his employment for any reason.

Neal S. Cohen:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,285,200	1,285,200	1,285,200	1,285,200
Long Term Cash Incentive Compensation	—	—	140,569	140,569	281,138
E-Commerce Incentive Compensation	—	—	634,162	634,162	634,162
Medical and Dental Benefits(1)	—	—	—	—	249,000
Airline Travel Benefits(1)	29,550	29,550	—	29,550	29,550
Total	29,550	1,314,750	2,059,931	2,089,481	2,479,050

(1)             In the event Mr. Cohen remains an active full-time employee of Northwest through April 1, 2009 or a change in control of Northwest occurs prior to April 1, 2009 and Mr. Cohen’s employment with Northwest is terminated by Northwest within six months after the change in control, then Mr. Cohen will be entitled for the remainder of his lifetime (A) to participate in Northwest’s medical and dental plans generally applicable to salaried employees of Northwest, provided that, in the event Mr. Cohen becomes employed by another employer, such coverage would become secondary to any coverage provided by such employer, and (B) to receive lifetime airline pass privileges for the personal use of Mr. Cohen, his spouse and dependent children.

J. Timothy Griffin:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,285,200	1,285,200	1,285,200	1,285,200
Long Term Cash Incentive Compensation	—	—	140,569	140,569	281,138
Medical and Dental Benefits(1)	207,000	207,000	—	207,000	207,000
Group Life Insurance Benefits(2)	—	4,014	—	—	4,014
Airline Travel Benefits for executive, spouse and eligible dependents(3)	85,269	85,269	—	85,269	85,269
Total	292,269	1,581,483	1,425,769	1,718,038	1,862,621

(1)             Following Mr. Griffin’s termination of employment and thereafter during his lifetime, Mr. Griffin, his spouse and dependent children are entitled to participate in Northwest’s medical and dental plans generally applicable to salaried employees of Northwest, provided that, in the event Mr. Griffin becomes employed by another employer, such coverage would become secondary to any coverage provided by such employer.

(2)             In the event Mr. Griffin’s employment is terminated by the Company other than for cause or by Mr. Griffin for good reason, Mr. Griffin and his dependents are entitled to receive benefits under the Company’s group life insurance plan for four years or until Mr. Griffin is employed by another employer.

(3)             Mr. Griffin is entitled to receive, upon termination of employment and thereafter during his lifetime, airline pass privileges for the personal use of Mr. Griffin, his spouse and dependent children.

Philip C. Haan:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,285,200	1,285,200	1,285,200	1,285,200
Long Term Cash Incentive Compensation	—	—	140,569	140,569	281,138
E-Commerce Incentive Compensation	—	—	1,068,715	1,068,715	1,068,715
Medical and Dental Benefits(1)	242,000	242,000	—	242,000	242,000
Group Life Insurance Benefits(2)	—	4,014	—	—	4,014
Airline Travel Benefits for executive, spouse and eligible dependents(3)	25,911	25,911	—	25,911	25,911
Total	267,911	1,557,125	2,494,484	2,762,395	2,906,978

(1)             Following Mr. Haan’s termination of employment and thereafter during his lifetime, Mr. Haan, his spouse and dependent children are entitled to participate in Northwest’s medical and dental plans generally applicable to salaried employees of Northwest, provided that, in the event Mr. Haan becomes employed by another employer, such coverage would become secondary to any coverage provided by such employer.

(2)             In the event Mr. Haan’s employment is terminated by the Company other than for cause or by Mr. Haan for good reason, Mr. Haan and his dependents are entitled to receive benefits under the Company’s group life insurance plan for four years or until Mr. Haan is employed by another employer.

(3)             Mr. Haan is entitled to receive, upon termination of employment and thereafter during his lifetime, airline pass privileges for the personal use of Mr. Haan, his spouse and dependent children.

Andrew C. Roberts:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,285,200	1,285,200	1,285,200	1,285,200
Long Term Cash Incentive Compensation	—	—	140,569	140,569	281,138
E-Commerce Incentive Compensation	—	—	634,162	634,162	634,162
Medical and Dental Benefits(1)	—	32,000	—	—	32,000
Group Life Insurance Benefits(1)	—	4,014	—	—	4,014
Airline Travel Benefits for executive, spouse and eligible dependents(2)	102,459	102,459	—	102,459	102,459
Total	102,459	1,423,673	2,059,931	2,162,390	2,338,973

(1)             In the event Mr. Roberts’ employment is terminated by Northwest other than for cause or by Mr. Roberts for good reason, Mr. Roberts, his spouse and eligible dependents will be entitled to participate, until the earlier of the fourth anniversary of Mr. Roberts’ termination date or the date he is employed by a new employer, in Northwest’s group life insurance and group medical and dental plans as if Mr. Roberts were still employed by Northwest.

(2)             Mr. Roberts is entitled to receive, upon termination of employment and thereafter during his lifetime, airline pass privileges for the personal use of Mr. Roberts, his spouse and dependent children.

Assumptions used for Calculating Other Potential Post-Employment Payments and Benefits.  The Company used a number of assumptions for purposes of quantifying certain of the potential post-employment payments and benefits that are estimated in the foregoing tables. The value of health and welfare benefits that the Named Executive Officers would be entitled to receive following a termination of employment was determined based on assumptions used for financial statement reporting purposes under SFAS 106. See note 15 to NWA Corp.’s consolidated financial statements for the year ended December 31, 2006 for a discussion of these assumptions. The value of life and disability insurance coverage that would continue for the Named Executive Officers for specified periods following a termination of employment is based on the current premiums that the Company pays for such insurance. The value of travel benefits that would be provided to the Named Executive Officers following a termination of employment was determined based on the following: (i) the executive and the executive’s eligible dependents utilize the travel benefits for a period of 20 years, (ii) the level of usage for each year until the year in which the executive attains normal retirement age is the same as the actual usage during 2006 and thereafter the level of usage is 150% of the actual usage during 2006, (iv) the incremental cost to the Company for providing the travel benefits for each year is the same as the actual incremental cost incurred by the Company for providing such benefits in 2006, and (v) the present value of the travel benefits and, in the case of Mr. Steenland, the tax gross-up for such travel benefits, was determined using a discount rate of 5.93%.

Compensation of Directors — Overview

All non-employee directors of NWA Corp., which include all directors other than Messrs. Wilson, Steenland and Zoller, are entitled to receive an annual retainer fee of $25,000 and an attendance fee of $1,000 for each Board meeting and each Board committee meeting attended. The chairpersons of the standing Board committees are paid an additional annual fee of $5,000. All directors and their spouses and dependent children are eligible for complimentary travel privileges on Northwest and each director will receive lifetime pass travel privileges on Northwest after serving as a director of NWA Corp. for five years. In addition, all directors are entitled to $25,000 per year of complimentary travel privileges on Northwest that may be extended to other individuals. Each director is reimbursed by NWA Corp. for income taxes resulting from use of the director’s complimentary travel privileges on Northwest. All directors are also reimbursed for ordinary expenses incurred in connection with their attendance at Board and Board committee meetings. Pursuant to NWA Corp.’s By-laws, we indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to NWA Corp.

Director Compensation in 2006

In 2006, we provided the following compensation to directors of NWA Corp. Mr. Steenland’s compensation is set forth above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Ray W. Benning Jr.	44,783	—	—	—	—	14,078	58,861
Roy J. Bostock	37,951	—	—	—	—	10,936	48,887
John M. Engler	38,750	—	—	—	—	29,081	67,831
Robert L. Friedman	46,500	—	—	—	—	22,355	68,855
Doris Kearns Goodwin	36,832	—	—	—	—	30,945	67,777
Dennis F. Hightower	39,500	—	—	—	—	20,154	59,654
Jeffrey G. Katz	48,750	—	—	—	—	17,277	66,027
George J. Kourpias	41,548	—	—	—	—	21,603	63,151
Frederic V. Malek	31,331	—	—	—	—	11,158	42,489
Leo M. van Wijk	23,750	—	—	—	—	—	23,750
Gary L. Wilson(1)	—	—	181,035	—	2,000	54,599	237,634
William S. Zoller(1)	—	—	584	—	60,000	166,027	226,611

(1)             Only non-employee directors of NWA Corp. are entitled to receive Board retainer fees and meeting fees. Messrs. Steenland, Wilson and Zoller are employees of Northwest and therefore do not receive Board retainer fees or meeting fees. The amounts shown in the Option Awards and Change in Pension Value columns and portions of the All Other Compensation column for Messrs. Wilson and Zoller represent compensation for their services as employees of Northwest.

(2)             These amounts represent the compensation expense recognized by NWA Corp. for financial statement reporting purposes with respect to 2006 for the fair value of previously granted stock options in accordance with SFAS 123R. Under the Plan of Reorganization filed with the Bankruptcy Court, all outstanding stock options will be cancelled on the effective date of the plan and the holders of such awards will receive no distribution in respect of such awards.

(3)             See the All Other Compensation Table below for details regarding the amounts disclosed in this column.

All Other Compensation Table

The 2006 amounts in the “All Other Compensation” column of the Director Compensation Table are comprised of the following items:

Name	Tax Reimbursement Payments(1)	Base Salary Payments	Incremental Cost of Perquisites or Personal Benefits(2)	Employer Contributions to 401(k) Plan	Total — All Other Compensation
	($)	($)	($)	($)	($)
Ray W. Benning Jr.	1,082	—	12,996	—	14,078
Roy J. Bostock	—	—	10,936	—	10,936
John M. Engler	3,210	—	25,871	—	29,081
Robert L. Friedman	—	—	22,355	—	22,355
Doris Kearns Goodwin	1,922	—	29,023	—	30,945
Dennis F. Hightower	1,693	—	18,461	—	20,154
Jeffrey G. Katz	1,577	—	15,700	—	17,277
George J. Kourpias	756	—	20,847	—	21,603
Frederic V. Malek	151	—	11,007	—	11,158
Leo M. van Wijk	—	—	—	—	—
Gary L. Wilson(3)	—	8,380	48,258	1,403	54,599
William S. Zoller(3)	—	159,707	1,324	4,996	166,027

(1)             The amounts in this column are reimbursement payments for income taxes resulting from use of the director’s complimentary travel privileges.

(2)             The perquisites provided to the directors in 2006 include (i) complimentary travel privileges on Northwest and other airlines for the personal use of the director, his or her eligible family members and other individuals designated by the director, and (ii) in Mr. Wilson’s case, medical expense reimbursement payments totaling $10,175.

(3)             Messrs. Wilson and Zoller are employees of Northwest. They each receive an annual salary, participate in the health and welfare benefits offered to employees of Northwest, and receive an employer contribution to their accounts under the Retirement Savings Plan based on the amount of such individual’s pay. In November 2005, Northwest cancelled all outstanding phantom stock units previously granted to Mr. Wilson under The Chairman’s Long-Term Retention and Incentive Program.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings, as of February 28, 2007, of NWA Corp.’s capital stock of each director of NWA Corp., each Named Executive Officer, all directors and executive officers as a group, and each person known to the Company to beneficially own more than five percent of any class of NWA Corp.’s voting securities. Unless otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Class of Security	Number of Shares(1)(2)	Percent of Class(1)(2)	Percent of Total Voting Power(9)
Directors:
Gary L. Wilson	Common Stock	818,180	1%	1%
Ray W. Benning, Jr.(3)	—	—	—	—
Roy J. Bostock	—	—	—	—
John M. Engler	—	—	—	—
Robert L. Friedman	Common Stock	2,000	*	*
Doris Kearns Goodwin	—	—	—	—
Dennis F. Hightower	Common Stock	1,000	*	*
Jeffrey G. Katz	—	—	—	—
George J. Kourpias(4)	—	—	—	—
Frederic V. Malek	—	—	—	—
Douglas M. Steenland	Common Stock	368,453	*	*
Leo M. van Wijk	—	—	—	—
William S. Zoller(5)	Common Stock	1,202	*	*

Named Executive Officers:
Neal S. Cohen	Common Stock	37,500	*	*
J. Timothy Griffin	Common Stock	103,905	*	*
Philip C. Haan	Common Stock	141,441	*	*
Andrew C. Roberts	Common Stock	69,972	*	*
All directors and executive officers as a group (17 persons)	Common Stock	1,543,653	2%	2%

Other 5% Holders:
Trusts for pilots	Common Stock	1,694,437	2%	2%
c/o State Street Bank & Trust Company	Series C Preferred	45	*	*
200 Newport Avenue, Q3N North Quincy, MA 02171

Trust for ground employees	Series C Preferred(6)	3,340,336	74%	5%
c/o State Street Bank & Trust Company 200 Newport Avenue, Q3 North Quincy, MA 02171

Trust for flight attendants	Series C Preferred	1,043,023	23%	1%
c/o State Street Bank & Trust Company 200 Newport Avenue, Q3N North Quincy, MA 02171

Owl Creek Asset Management, L.P.(7)	Common Stock	4,400,000	5%	5%
640 Fifth Avenue, 20th Floor New York, NY 10019

Morgan Stanley(8)	Common Stock	5,720,404	6%	6%
1585 Broadway New York, NY 10036

*                    Less than 1%

(1)             The figures shown include the following shares allocated as of February 28, 2007 to the accounts of participants under the Northwest Airlines Corporation Employee Stock Plan: Haan—113 shares; and all directors and executive officers as a group—113 shares.

(2)             The SEC deems a person to have beneficial ownership of all shares that such person has the right to acquire within 60 days. The figures shown include the following shares subject to stock options granted under NWA Corp.’s 2001 Stock Incentive Plan, 1999 Stock Incentive Plan or 1998 Pilots Stock Option Plan, which the individual or group has the right to acquire within 60 days of February 28, 2007: Wilson—200,000 shares; Steenland—368,453 shares; Zoller—1,202 shares; Cohen—37,500 shares; Griffin—103,905 shares; Haan—141,328 shares; Roberts - 69,972; and all directors and executive officers as a group—922,360 shares.

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

(6)             The 3,340,336 shares of Series C Preferred Stock are convertible into 4,556,218 shares of Common Stock, which would represent upon conversion 5% of the outstanding Common Stock.

(7)             Based on a Schedule 13D filed with the SEC on behalf of Owl Creek Asset Management, L.P., indicating that, at January 26, 2006, Owl Creek Asset Management, L.P., through its subsidiaries and affiliates, had shared voting power over and shared power to dispose of all such shares.

(8)             Based on a Schedule 13G filed with the SEC on behalf of Morgan Stanley, indicating that, at December 31, 2006, Morgan Stanley, through its subsidiaries and affiliates, had sole voting power over and sole power to dispose of all such shares.

(9)             As of February 28, 2007, there were 87,393,647 shares of Common Stock and 4,528,775 shares of Series C Preferred Stock outstanding. The 4,528,775 shares of Series C Preferred Stock are convertible into 6,177,249 shares of Common Stock. Assumes, with respect to the respective beneficial owner(s), conversion of the Series C Preferred Stock and the issuance of Common Stock pursuant to stock options that are exercisable within 60 days of February 28, 2007.

Item 13.                   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. van Wijk is President and Chief Executive Officer of KLM, which is a party with Northwest to a trans-atlantic joint venture. See “Director Compensation in 2006” for information regarding compensation paid to Messrs. Wilson and Zoller for their service as employees of Northwest.

Our Board of Directors has determined that Messrs. Bostock, Engler, Friedman, Hightower, Katz and Malek and Ms. Goodwin (constituting a majority of the Board) qualify as “independent directors,” as currently defined under the Nasdaq listing standards, and Messrs. Benning, Kourpias, Steenland, van Wijk, Wilson and Zoller do not qualify as “independent directors.”

The Audit Committee of our Board of Directors reviews all related person transactions on an ongoing basis and all such transactions must be approved by the Committee. Under SEC rules, a related person is a director, officer, nominee for director or 5% stockholder of the Company since the beginning of the last fiscal year and their immediate family members.

Related Person Transaction Policy and Procedures

The Audit Committee has adopted a written policy requiring that the Audit Committee (or, in certain circumstances, the Chair of the committee) review and approve or ratify any transaction or series of transactions involving more than $120,000 in which the Company was, is or will be a participant, and in which any related person (as defined in Item 404 of Regulation S-K) had, has or will have, a direct or indirect interest.  Excluded from the pre-approval policy are certain categories of transactions that are not subject to disclosure under Item 404 of Regulation S-K, that under the policy are required to be reported to the Audit Committee at least annually.

In the course of its review and approval or ratification of a transaction, the Audit Committee (or its Chair) is required to consider the facts and circumstances of the transaction, including, (1) the related person’s relationship to the Company and interest in the proposed transaction; (2) the material facts of the proposed transaction, including the proposed aggregate value of such transaction; (3) the benefits to the Company of the proposed transaction; (4) the impact on a director’s independence; (5) the availability of other sources for comparable products or services; (6) whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally; and (7) any other matters the Audit Committee (or Chair) deems appropriate.

In the event the Company or a related person becomes aware of a related person transaction that was not reviewed and approved in advance, then the transaction will be submitted to the Audit Committee for evaluation as above, and the Committee will determine the appropriate course of action, which may include ratification, amendment, termination, or rescission. No Audit Committee member may participate in any review, consideration or approval of any transaction with respect to which such member, or any of his or her immediate family members, is a related person.

Item 14.                   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Ernst & Young for services rendered during 2006 and 2005 were as follows:

Audit Fees.   Fees for audit services totaled approximately $3,386,266 in 2006 and approximately $2,896,931 in 2005, including fees associated with the annual audit of the financial statements, audit of internal controls over financial reporting and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees.   Fees for audit-related services totaled approximately $573,296 in 2006 and approximately $622,044 in 2005. Audit-related services principally include accounting consultations, audits of the Company’s employee benefit plans, and other audits required by regulation or contract.

Tax Fees.   Fees for tax services, including tax compliance, tax advice and tax planning including expatriate tax services, totaled approximately $115,809 in 2006 and approximately $184,864 in 2005.

All Other Fees.   The Company did not incur fees except as indicated in the above categories.

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

Prior to engagement of the independent auditor for each year’s audit, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of four categories of services.

1.                   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits and attest services. Such services also include an audit of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

2.                   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including employee benefit plan audits, special procedures required to meet certain regulatory requirements, and consultation regarding financial accounting and/or reporting standards.

3.                   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance and tax advice.

4.                   Other Fees are those associated with services not included in the other categories. The Company generally does not request such services from the independent auditor.

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

NORTHWEST AIRLINES CORPORATION

Dated: April 30, 2007	By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of April, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ DOUGLAS M. STEENLAND	*
	Douglas M. Steenland	Doris Kearns Goodwin
	President and Chief Executive	Director
Officer (principal executive officer)
and Director
	/s/ NEAL S. COHEN	*
	Neal S. Cohen	Dennis F. Hightower
	Executive Vice President & Chief	Director
Financial Officer (principal financial officer)
	/s/ ANNA M. SCHAEFER	*
	Anna M. Schaefer	Jeffrey G. Katz
	Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)
	*	*
	Gary L. Wilson	George J. Kourpias
	Chairman of the Board	Director
	*	*
	Ray W. Benning, Jr.	Frederic V. Malek
	Director	Director
	*	*
	Roy J. Bostock	Leo M. van Wijk
	Director	Director
	*	*
	John M. Engler	William S. Zoller
	Director	Director
*
Robert L. Friedman
Director

*	/s/ ANNA M. SCHAEFER
By:	Anna M. Schaefer
Attorney-in-fact

EXHIBIT INDEX

*	10.47	Northwest Airlines Excess 401(k) Cash Payments Program

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Section 1350 Certification of Chief Executive Officer

	32.2	Section 1350 Certification of Chief Financial Officer

* Compensatory plans or arrangements in which the Company’s directors or executive officers participate.