Form 10-Q
period 2007-03-31
NORTHWEST AIRLINES CORP
filed 2007-05-10
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes  ☐     No  ☒

As of March 31, 2007, there were 87,398,705 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

(DEBTOR-IN-POSSESSION)

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
(Unaudited, in millions except per share amounts)	2007	2006
Operating Revenues
Passenger	$2,202	$2,049
Regional carrier revenues	292	339
Cargo	189	214
Other	190	288
Total operating revenues	2,873	2,890

Operating Expenses
Aircraft fuel and taxes	704	744
Salaries, wages and benefits	615	676
Selling and marketing	191	194
Aircraft maintenance materials and repairs	184	189
Other rentals and landing fees	141	143
Depreciation and amortization	121	134
Aircraft rentals	96	68
Regional carrier expenses	211	366
Other	409	391
Total operating expenses	2,672	2,905

Operating Income (Loss)	201	(15)

Other Income (Expense)
Interest expense, net	(132)	(138)
Investment income	31	18
Reorganization items, net	(393)	(975)
Other, net	—	6
Total other income (expense)	(494)	(1,089)

Income (Loss) Before Income Taxes	(293)	(1,104)

Income tax expense (benefit)	(1)	—

Net Income (Loss)	(292)	(1,104)

Preferred stock requirements	—	—

Net Income (Loss) Applicable to Common Stockholders	$(292)	$(1,104)

Earnings (loss) per common share:
Basic and Diluted	$(3.34)	$(12.65)

Average shares used in computation:
Basic and Diluted	87	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
(Unaudited, in millions)	2007	2006
Assets

Current Assets
Cash and cash equivalents	$1,800	$1,461
Unrestricted short-term investments	626	597
Restricted cash, cash equivalents and short-term investments	543	424
Accounts receivable, less allowance (2007—$4, 2006—$14)	687	638
Flight equipment spare parts, less allowance (2007—$255, 2006—$255)	101	104
Prepaid expenses and other	415	342
Total current assets	4,172	3,566

Property and Equipment
Flight equipment, net	7,855	7,609
Other property and equipment, net	563	571
Total property and equipment	8,418	8,180

Flight Equipment Under Capital Leases, net	12	12

Other Assets
International routes	634	634
Investments in affiliated companies	22	42
Other	484	781
Total other assets	1,140	1,457
Total Assets	$13,742	$13,215

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability	$1,865	$1,557
Accounts payable and other liabilities	1,541	1,441
Current maturities of long-term debt	223	213
Total current liabilities	3,629	3,211

Long-Term Debt	4,233	3,899

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	88	86
Other	164	161
Total deferred credits and other liabilities	252	247

Liabilities Subject to Compromise	13,633	13,572

Preferred Redeemable Stock Subject to Compromise	275	277

Common Stockholders’ Equity (Deficit)
Common stock	1	1
Additional paid-in capital	1,507	1,505
Accumulated deficit	(7,676)	(7,384)
Accumulated other comprehensive income (loss)	(1,099)	(1,100)
Treasury stock	(1,013)	(1,013)
Total common stockholders’ equity (deficit)	(8,280)	(7,991)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,742	$13,215

See accompanying notes.

NORTHWEST AIRLINES CORPORATION
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31
(Unaudited, in millions)	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(292)	$(1,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121	134
Pension and other postretirement benefit contributions less than (greater than) expense	(10)	73
Changes in certain assets and liabilities	234	300
Long-term vendor deposits/holdbacks	176	(57)
Reorganization items, net	393	975
Other, net	12	(1)
Net cash provided by (used in) operating activities	634	320

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	33	(9)

Cash Flows from Investing Activities
Capital expenditures	(72)	(137)
Purchase of short-term investments	(31)	(18)
Proceeds from sales of short-term investments	10	—
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(89)	(52)
Other, net	1	(1)
Net cash provided by (used in) investing activities	(181)	(208)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	72
Payments of long-term debt	(147)	(182)
Net cash provided by (used in) financing activities	(147)	(110)

Increase (Decrease) in Cash and Cash Equivalents	339	(7)

Cash and cash equivalents at beginning of period	1,461	684
Cash and cash equivalents at end of period	$1,800	$677

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,426	$1,279

Supplemental Cash Flow Information:
Interest paid	$110	$120

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$167	$117

See accompanying notes.

NORTHWEST AIRLINES CORPORATION
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose principal indirect operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A filings dated April 6, 2007 and April 30, 2007 (collectively, the “2006 Form 10-K”).  The Company’s accounting and reporting policies are summarized in “Note 2 – Summary of Significant Accounting Policies” in the 2006 Form 10-K.

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

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to the respective taxing authority.  These taxes and fees have been presented on a net basis in the accompanying condensed consolidated statements of operations, and recorded as a liability until remitted to the respective taxing authority.

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein. The Company also believes that the material risks and uncertainties that could affect us as we emerge from bankruptcy include, among others, that NWA Corp.’s actual financial results may vary significantly from the projections filed with the Bankruptcy Court, that our consolidated financial statements will reflect fresh-start accounting adjustments made upon emergence from bankruptcy, that financial information in our future financial statements will not be comparable to NWA Corp.’s financial information from prior periods.  Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K.

Presentation of Regional Carrier Related Revenue and Expense Items.  In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. (“Amended Pinnacle ASA”) and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc. (“Mesaba”), the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s first quarter 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements, Other Operating Revenues would have decreased $50 million, Depreciation and Amortization Expense would have increased by $1 million, Aircraft Rentals Expense would have increased $52 million, Regional Carrier Expenses would have decreased $103 million, and the Operating Loss would have been unchanged for the three months ended March 31, 2006.

Note 2 – Voluntary Reorganization Under Chapter 11

Background and General Bankruptcy Matters.  On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  Accordingly, the accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of post-petition liabilities in the ordinary course of business.  In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  The condensed consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

Financial Statement Presentation.  Our condensed consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Due to our Chapter 11 proceedings, the realization of assets and the satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty, and accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.  Upon emergence from bankruptcy, we expect to adopt fresh start reporting in accordance with SOP 90-7 which will result in our becoming a new entity for financial reporting purposes.  The condensed consolidated financial statements do not reflect, among other things, any effects of the transactions contemplated by the Plan or fresh-start accounting.  This financial information may not be representative of the Company’s results of operation or financial condition after the effective date of the Plan.

Plan of Reorganization.  On January 12, 2007, NWA Corp. and 13 of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as subsequently amended, the “Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and the First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as subsequently amended, the “Plan” or “Plan of Reorganization”).

On March 2, 2007, the Company filed a motion with the Bankruptcy Court, requesting that its exclusivity period for filing a reorganization plan be extended to June 29, 2007.  On March 15, 2007, the Bankruptcy Court approved the extension of the Company’s exclusivity period.  During the exclusivity period only the Company can propose a reorganization plan.

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

On March 30, 2007, the Bankruptcy Court approved the adequacy of information in the Disclosure Statement and authorized the Company to send the Disclosure Statement, Plan, and ballots to creditors entitled to vote on the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.  The deadline for voting on the Company’s Plan was May 7, 2007.  The preliminary, unofficial vote tally indicates that 96.9 percent of the airline’s creditors, who voted, representing 98.4 percent of the dollar amount of the claims that voted, approved the Plan.  A hearing to confirm the Plan (“Confirmation Hearing”) is scheduled for May 16, 2007.  The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court, which the Company currently expects to occur during the second quarter of 2007.  However, there can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully.

Equity Commitment Agreement.  On March 27, 2007, the Bankruptcy Court approved the Equity Commitment Agreement dated February 12, 2007 (“ECA”) among NWA Corp., together with Northwest, as guarantor, and JP Morgan Securities Inc. (“JP Morgan”), pursuant to which, among other things, JP Morgan will backstop the rights offering (the “Rights Offering”) to creditors of NWA Corp., Northwest and the Debtors.  The Company will raise a total of $750 million in new capital through the sale of 27,777,778 shares of new common stock pursuant to the Rights Offering and JP Morgan’s commitments under the ECA.

Plan Supplement.  On May 4, 2007, the Company filed with the Bankruptcy Court a supplement (the “Plan Supplement”) to the Plan.  In the Plan Supplement, the Debtors filed with the Bankruptcy Court copies of the Company’s proposed Amended Bylaws and Amended Certificate of Incorporation, a copy of the proposed Management Equity Plan, and a copy of the proposed stockholder rights plan, all of which are expected to be effective upon the Company’s emergence from Chapter 11.

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

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals (the “Second Circuit”).  On March 29, 2007, the Second Circuit affirmed the grant of the preliminary injunction by the U.S. District Court.

On February 12, 2007, the AFA-CWA filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court’s decision to grant the Debtors’ Section 1113(c) motion to reject the Debtors’ CBA with the flight attendants. On April 13, 2007, the Bankruptcy Court issued a Memorandum of Opinion denying the AFA-CWA’s motion for relief from the order authorizing the Debtors to reject its CBA with the AFA-CWA.

On April 26, 2007, the Company announced that it reached a tentative contract agreement with the AFA-CWA.  The tentative agreement, which requires Bankruptcy Court approval, maintains the necessary annual labor cost savings from the AFA-CWA represented employees and allows the flight attendants a $182 million unsecured claim in the Company’s bankruptcy court proceedings.  The tentative agreement has been submitted to the flight attendant members for a ratification vote.

On April 18, 2007, the Company reached an agreement with the Section 1114 Retiree Committee to continue retiree healthcare benefits.  As part of the agreement, the Section 1114 Committee received an allowed unsecured claim of $120 million.  The proceeds from this claim are anticipated to be contributed to a Voluntary Employees Beneficiary Association Trust.  The Trust proceeds are expected to be used to fund a portion of the required retiree contributions under this proposed agreement.  This agreement was approved by the Bankruptcy Court on April 26, 2007.

On May 2, 2007, the Bankruptcy Court granted the joint motion of the Company, the IAM, and the IBT to treat the judgment in the Series C Litigation in the approximate amount of $277 million as an unsecured claim in the Company’s bankruptcy case.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its current target of $350 million in annual savings.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, lower distribution, insurance and interest costs and optimization of other contractual relationships.  The Company estimates it realized approximately $100 million of the targeted savings in 2006, with an additional $190 million expected to be realized in 2007 and the balance targeted to be realized during 2008.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network in conjunction with its restructured business plan.  The Company has also reached new agreements and affirmed existing arrangements on new aircraft as part of its fleet optimization.  The Company has affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and has ordered 72 76-seat regional jets that will be introduced beginning in the second quarter of 2007.  The dual class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company has retired the DC10 and Avro RJ85 fleets and has accelerated the retirement of the Boeing 747-200 wide-body aircraft.

Balance Sheet Restructuring.  Under the Plan, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense.  The elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” in the Company’s 2006 Form 10-K, for additional information.

Airlink Operations.  On January 11, 2007, the Bankruptcy Court approved the Amended Pinnacle ASA between the Company and Pinnacle Airlines.  The Amended Pinnacle ASA provides that Pinnacle will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms on an amended airline services agreement, Northwest granted Pinnacle an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Debtors, which resulted in an incremental charge to reorganization expense of $306.7 million during the first quarter of 2007.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle Airlines’ performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle Airlines claims.

On January 22, 2007, the Debtors entered into a Stock Purchase and Reorganization Agreement with Mesaba under which the Debtors agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted the Mesaba estate a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Debtors.  The Debtors also agreed to resolve all outstanding claims with Mesaba’s parent, MAIR Holdings, Inc. (“MAIR”) and to sell MAIR all of Northwest’s stock in MAIR.  Mesaba filed its plan of reorganization (the “Mesaba Plan”) and its disclosure statement with respect to the Mesaba Plan (the “Mesaba Disclosure Statement”) with the United States Bankruptcy Court for the District of Minnesota on January 22, 2007 and January 24, 2007, respectively.  The Mesaba Plan was confirmed on April 10, 2007.  In conjunction with the consummation of Mesaba’s Plan, Mesaba was acquired by Northwest Airlines on April 24, 2007 and became a wholly-owned consolidated subsidiary.

General Bankruptcy Matters.  As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed on September 30, 2005 an Official Committee of Unsecured Creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization.  There can be no assurance that the Creditors’ Committee will support the Company’s positions.

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

The Debtors have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the condensed consolidated balance sheets.  See “Note 8 – Liabilities Subject to Compromise” for additional information.  The Company expects that additional liabilities subject to compromise will arise in the future as a result of damage claims resulting from the rejection of certain executory contracts and unexpired leases by the Debtors.  However, the Company expects that the assumption of certain executory contracts and unexpired leases may convert liabilities subject to compromise to liabilities not subject to compromise.  In addition, other claims may be recorded as a result of the Debtors claims resolution process.

Appointment of New Board of Directors.  On April 20, 2007, the Company announced the 12 individuals who will serve on its board of directors upon its emergence from bankruptcy.  The new board will be composed of the following individuals: Roy Bostock (who will serve as Chairman), David Brandon, Mike Durham, John Engler, Mickey Foret, Robert Friedman, Doris Kearns Goodwin, Jeffrey Katz, James Postl, Rodney Slater, Douglas Steenland, and William Zoller.  The current board will continue to serve until the reorganization is completed.

Securities Trading Matters.  On October 28, 2005, and April 12, 2007, the Bankruptcy Court entered orders that restrict the trading of the Common Stock and debt interests in the Company.  The purpose of these orders is to ensure that the Company does not lose the benefit of its net operating loss carryforwards (“NOLs”) for tax purposes.  Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained orders that enable it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.  See “Note 6 – Income Taxes” for further information related to the Company’s NOLs.

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

The New York Stock Exchange (the “NYSE”) advised the Company on September 15, 2005 that trading in Northwest’s 10.5% Class D Pass Through Certificates, Series 2003-1 due April 1, 2009, ticker symbol NWB RP09, as well as the 9.5% Senior Quarterly Interest Bonds due August 15, 2039 (QUIBS), ticker symbol NWB, was suspended.  The QUIBS can still be traded on the “over-the-counter” market under the symbol NWBBQ.PK; however, the Company is no longer accruing or paying interest.

On May 7, 2007, the Company announced that it had filed an application with the NYSE to list its new common stock to be issued in connection with the consummation of its Plan.  Subject to the approval of the Company’s listing application and its emergence from bankruptcy, the Company expects that its newly-issued common stock will begin trading on the NYSE under the ticker symbol “NWA.”

Request for Equity Committee.  On or about November 22, 2006, certain equity holders of the Debtors requested, by letter, that the United States Trustee appoint a committee of equity security holders.  By letters dated December 26, 2006, the United States Trustee denied this request.  On January 11, 2007, an ad hoc committee of equity security holders filed a motion in the Bankruptcy Court seeking to compel the United States Trustee to appoint an equity committee.  On February 28, 2007, the equity holders withdrew their request to appoint an equity committee.  Subsequently, they sought the appointment of an examiner to investigate the Company’s plans regarding industry consolidation.  On March 27, 2007, the Bankruptcy Court ordered the appointment of an examiner pursuant to Section 1104(c) of the Bankruptcy Code.  The Bankruptcy Court stated that there is no evidence that an examiner is needed because the Debtors have done something wrong or that there is probable cause that they have done so.  Rather, the examiner was appointed because the Bankruptcy Court interpreted the language of Section 1104(c) of the Bankruptcy Code to provide that appointment of an examiner is mandatory in large cases.  The examiner’s duties will be limited to determining whether the Debtors, including their professionals, have used customary and appropriate processes and procedures to value their assets and businesses for purposes of Section 1129(b) of the Bankruptcy Code or, on the contrary, have employed improper processes and procedures in order to arrive at a materially reduced valuation of their assets and businesses for purposes of Section 1129 of the Bankruptcy Code.  Further, the Bankruptcy Court emphasized that the examiner must complete its duties within the time already scheduled by the Bankruptcy Court.  The examiner’s report is expected to be issued prior to commencement of the Confirmation Hearing.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007; however, the Company, in accordance with the requirements of SOP 90-7, will be required to adopt SFAS No. 157 in conjunction with adopting fresh-start reporting upon our emergence from bankruptcy.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes.  FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained.  The Company adopted FIN 48 as of January 1, 2007, and no change was required to its reserve for uncertain income tax positions under FIN 48.

Note 4 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region for the three months ended March 31:

(In millions)	2007	2006
Domestic	$1,942	$2,012
Pacific, principally Japan	638	614
Atlantic	293	264
Total operating revenues	$2,873	$2,890

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

Reorganization items recorded during the three months ended March 31, 2007, largely consisted of charges associated with the Company’s implementation of the Amended Pinnacle ASA, charges associated with the Company’s Stock Purchase and Reorganization Agreement with Mesaba, aircraft rejection charges, professional fees, aircraft restructurings, and net gains from the sale of assets.  In connection with entering into the Amended Pinnacle ASA and the Stock Purchase and Reorganization Agreement with Mesaba, the Company granted Pinnacle and Mesaba allowed general unsecured claims of $377.5 million and $145 million, respectively, for full and final satisfaction of any and all claims filed against the Debtors.  These agreements with Pinnacle and Mesaba resulted in incremental charges to reorganization expense of $306.7 million and $55 million, respectively, during the first quarter of 2007.  Aircraft rejection charges are non-cash costs that include the estimated allowable claims, net of gains on the sale and/or settlement of residual value guarantees, resulting from the Company’s rejection of certain aircraft leases and/or return of aircraft as part of the bankruptcy process.  These claims remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events.  The charges for professional fees include only those professional fees related to the bankruptcy process.  The charges for restructuring aircraft leases/debt are primarily non-cash costs that include the estimated claims resulting from the Company’s renegotiation of certain aircraft obligations.  Gains recognized as asset sales consisted primarily of the sale of eight DC10-30 aircraft and the sale of MAIR stock held by the Company.

In addition to the charges disclosed above, reorganization items for the three months ended March 31, 2006, were partially offset by a pension curtailment gain related to the Northwest Airlines Pension Plan for Pilots.

Net reorganization items, as shown on the Condensed Consolidated Statements of Operations, consisted of the following:

	Three months ended
	March 31
(In millions)	2007	2006
Regional carrier claims	$362	$—
Aircraft rejection charges, net	48	25
Professional fees	17	14
Restructured aircraft lease/debt charges	2	975
Pension plan curtailment gain	—	(49)
Asset sales	(29)	—
Other	(7)	10
Reorganization items, net	$393	$975

Note 6 – Income Taxes

The Company adopted FIN 48 on January 1, 2007.  As a result of the adoption, no adjustment was required to its reserve for uncertain tax positions.  As of March 31, 2007, the Company had unrecognized tax benefits of approximately $3 million, which, if recognized, would impact the effective tax rate in future periods.  During the quarter, the Company recognized $1 million of previously unrecognized tax benefits as a result of resolutions of state tax controversies during the quarter.

Subject to the impact of the Company’s bankruptcy filing, open tax years for federal income tax purposes are 1992 through 2006 and for state income tax purposes generally are 2005 and 2006.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company had $11 million accrued for interest and nothing accrued for penalties at March 31, 2007.

The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to record a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  The Company’s first quarter net loss therefore was not reduced by any tax benefit.

In the event the Company were to experience a change in ownership, as defined by Internal Revenue Code Section 382, upon emergence from Chapter 11 the Company’s annual usage of its NOLs that were generated prior to the change in ownership could be substantially limited.  The amount of limitation, if any, will be determined at the time of its emergence from Chapter 11. On October 28, 2005, and April 12, 2007, the Bankruptcy Court entered orders that restrict the trading of the common stock and debt interests in the Company.  The purpose of these orders is to ensure the Company does not lose the benefit of its NOLs for tax purposes. Under federal and state income tax law, NOLs can be used to offset future taxable income, and thus are a valuable asset of the Debtors’ estate.  Certain trading in the Company’s stock (or debt when the Company is in bankruptcy) could adversely affect the Company’s ability to use the NOLs.  Thus, the Company obtained orders that enable it to closely monitor certain transfers of stock and claims and restrict those transfers that may compromise the Company’s ability to use its NOLs.

Note 7 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended
	March 31
(In millions, except per share data)	2007	2006
Numerator:
Net income (loss)	$(292)	$(1,104)
Preferred stock requirements	—	—
Net income (loss) applicable to common stockholders	$(292)	$(1,104)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	87,383,106	87,264,542

Earnings (loss) per common share:

Net income (loss)	$(3.34)	$(12.65)
Preferred stock requirements	—	—
Net income (loss) applicable to common stockholders	$(3.34)	$(12.65)

For both the three months ended March 31, 2007 and 2006, 19.1 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.  Incremental shares related to dilutive securities have an anti-dilutive impact on earnings per share when a net loss is reported and therefore are not included in the calculation.

Additionally, 6.2 million and 6.3 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three months ended March 31, 2007 and 2006, respectively, because the Company reported a net loss for these periods.

Total employee stock options outstanding of 7.3 million and 7.8 million as of March 31, 2007 and 2006, respectively, were not included in diluted securities because the Company reported a net loss for the three months ended March 31, 2007 and 2006.

Note 8 – Liabilities Subject to Compromise

The Debtors have endeavored to notify all of their known or potential creditors whose claims are subject to the Chapter 11 case.  Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the time of filing on September 14, 2005.  The deadline for creditors to file proofs of claim with the Bankruptcy Court (the “Bar Date”) was August 16, 2006.  A proof of claim arising from the rejection of an executory contract must be filed the later of the Bar Date or 30 days from the effective date of the authorized rejection.  As of March 31, 2007, the dollar amount of all claims filed against the Debtors, as reflected on the claims register, totaled approximately $131 billion.  Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. The Debtors believe that many of these claims are subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim.  The foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the Bar Date.  While significant progress has been made to date, the Debtors are still in the process of resolving claims in accordance with the claims resolution procedures approved by the Court; however, completion of this process will likely occur well after confirmation of the Debtors’ Plan.  The Debtors believe that the aggregate dollar amount of unsecured claims currently appearing on the claims register far exceeds the total dollar amount of unsecured claims that will ultimately be allowed against the Debtors in the cases.  Although the ultimate dollar amount of such claims is not known at this time, the Debtors estimate that the amount of unsecured claims will be in the range of $8.2 billion to $8.8 billion.  This estimate is subject to significant uncertainties relating to the resolution of various claims, including the resolution of contingent and unliquidated claims such as litigation.  As a result, there can be no assurance that the ultimate amount of such allowed claims will not exceed $8.8 billion.

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.  Liabilities subject to compromise also includes certain items that may be assumed under the Debtors’ Plan.  The Company had liabilities subject to compromise of $13.6 billion at both March 31, 2007 and December 31, 2006, consisting of the following:

	March 31	December 31
(In millions)	2007	2006
Debt, including accrued interest	$4,300	$4,604
Pension, postretirement and other employee related expenses	3,892	3,902
Aircraft-related accruals and deferrals	2,984	2,962
Capital lease obligations, including accrued interest	238	238
Accounts payable and other liabilities	2,219	1,866
Total liabilities subject to compromise	$13,633	$13,572

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on pre-petition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that it is probable that the interest will be an allowed claim.  Had the Company recorded interest expense based on all of its pre-petition contractual obligations, interest expense would have increased by $35.4 million and $48.2 million during the three months ended March 31, 2007 and 2006, respectively.

In addition to the $13.6 billion of liabilities subject to compromise itemized above, the Company’s $275 million of Preferred Redeemable Stock is also subject to compromise.  This preferred security is not presented as a liability on the Company’s Condensed Consolidated Balance Sheets due to its conversion features, as required by the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 9 - Long-term Debt not Subject to Compromise

The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Note 8 — Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2011, are as follows (in millions):

remainder of 2007	$182
2008	1,577	*
2009	295
2010	238
2011	251

*$1.215 billion represents the amount due under the Company’s DIP Facility (as defined below) in 2008; if the DIP Facility is converted to exit financing the maturity date will be extended five years with $1.162 billion due in 2013.

On August 21, 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP/Exit Facility”), consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility, which is required to be fully drawn during the Company’s bankruptcy proceeding.  The maturity of the DIP/Exit Facility is the earlier of the Company’s exit from bankruptcy or two years.  The DIP/Exit Facility is secured by a first lien on the Company’s Pacific route authorities which were last appraised in January 2006 at $3.3 to $4.1 billion.  Additionally, the Company’s obligations to the lenders have super-priority status while the Company is in bankruptcy.  The DIP/Exit Facility received a credit rating of BBB- from Standard & Poor’s Rating Services (“S&P”) and a Ba2 from Moody’s Investors Service, Inc. (“Moody’s”).

The DIP/Exit Facility initially bore an interest rate of LIBOR plus 2.50%; however, on March 9, 2007, the Company and the lenders amended the facility to, among other things, reduce the margin applicable to loans by 50 basis points as well as eliminate minimum credit rating and collateral coverage margin-increase thresholds. The interest rate as of March 31, 2007 was 7.35%. The amendment also permits Northwest to grant liens on the collateral securing obligations under the

DIP/Exit Facility to support up to $150 million of Northwest’s obligations under fuel, interest rate and/or currency exchange hedging agreements with any lender that is a party to the DIP/Exit Facility.

Subject to the Company meeting certain conditions, including emerging from bankruptcy on or prior to August 21, 2008, the DIP/Exit Facility can be converted to exit financing (“Exit Facility”).  The final maturity, in such event, will be August 21, 2013.  Principal on the term loan portion of the Exit Facility will be repaid at 1.0% per year (as is the case under the DIP/Exit Facility) with the balance of 94% due at maturity.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the Exit Facility will continue to bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.

The conditions to convert the DIP/Exit Facility to exit financing on emergence from bankruptcy include, among other items, a confirmed plan of reorganization with projections that reflect pro-forma financial covenant compliance for the term of the facility, labor savings and pension relief, a minimum of $2.0 billion in unrestricted cash and available committed credit facilities, a collateral coverage ratio of at least 1.50 to 1.00, and ratings coverage of the Exit Facility by S&P and Moody’s.

Both the DIP/Exit Facility and, upon its conversion, the Exit Facility require ongoing compliance with the following financial covenants:

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

As of March 31, 2007, the Company was in compliance with all required financial covenants.

Note 10 – Fleet Information and Commitments

As shown in the following table, Northwest operated a fleet of 375 aircraft at March 31, 2007, consisting of 317 narrow-body and 58 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of March 31, 2007 are also provided.

		In Service					Aircraft
	Seating		Capital	Operating			on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total		Order

Passenger Aircraft
Airbus:
A319	124	64	—	1	65		5
A320	148	45	—	28	73		2
A330-200	243	11	—	—	11		—
A330-300	298	15	—	—	15		6

Boeing:
787-8	221	—	—	—	—		18
757-200	180-184	38	1	16	55		—
757-300	224	16	—	—	16		—
747-200	353-430	2	—	1	3		—
747-400	403	4	—	12	16		—

McDonnell Douglas:
DC9	100-125	108	—	—	108		—
		303	1	58	362		31

Freighter Aircraft
Boeing 747F		10	—	3	13	(1)	—

Total Northwest Operated Aircraft		313	1	61	375		31

Regional Aircraft
CRJ200	44-50	—	—	140	140		—
Saab 340	30-34	—	—	49	49		—
CRJ900	76	—	—	—	—		36
Embraer 175	76	—	—	—	—		36

Total Airlink Operated Aircraft		—	—	189	189		72

Total Aircraft		313	1	250	564		103

(1)          On February 2, 2007, one Boeing 747F aircraft was removed from scheduled service, and the Company intends to remove an additional Boeing 747F aircraft from scheduled service during the remainder of 2007.

The Company took delivery of two Airbus A330-300 aircraft during the three months ended March 31, 2007.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $167 million.

Note 11 – Aircraft Impairments

In the first quarter of 2007, the Company recorded $13.3 million related to the impairment of three owned aircraft, which were permanently removed from service.  These charges reflect the Company’s decision to park three DC9-30 aircraft permanently, consistent with the Company’s ongoing review of its aircraft fleet plan in conjunction with its overall route structure and capacity requirements.  The first quarter 2007 impairment charges were recorded as reorganization expenses.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three months ended
	March 31
(In millions)	2007	2006
Net income (loss)	$(292)	$(1,104)
Change in unrealized gain (loss) on available-for-sale securities	1	2
Change in deferred gain (loss) from hedging activities	—	1
Comprehensive income (loss)	$(291)	$(1,101)

Note 13 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage was or will be provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

Northwest also sponsors various contributory and noncontributory medical, dental and life insurance benefit plans covering certain eligible retirees and their dependents.  The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees.  Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company-paid medical and dental benefits.  Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement.  Medical and dental benefit plans are unfunded and costs are paid as incurred.  The pilot group is provided Company-paid decreasing life insurance coverage.

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

As a result of Northwest’s Chapter 11 filing, we appointed an independent fiduciary for all of our tax-qualified defined benefit pension plans to pursue, on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest is not continuing to fund the plans due to bankruptcy prohibitions. The independent fiduciary subsequently withdrew all of the claims that the independent fiduciary filed in our Chapter 11 Case following our election of the special funding rules under the 2006 Pension Act.

Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $130 million.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Three months ended March 31
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Defined benefit plan costs
Service cost	$11	$35	$6	$9
Interest cost	135	132	13	15
Expected return on plan assets	(124)	(120)	—	—
Amortization of prior service cost	—	10	(9)	(2)
Recognized net actuarial loss and other events	11	28	10	9
Net periodic benefit cost	33	85	20	31

Defined contribution plan costs	16	13	—	—

Total benefit cost	$49	$98	$20	$31

For the quarter ended March 31, 2006, Northwest recorded a $49 million pension curtailment gain related to the Northwest Airlines Pension Plan for Pilots.  The curtailment gain was recorded as a reorganization related item.

Note 14 – Stock-Based Compensation

As of March 31, 2007, the Company maintains stock incentive plans for officers and key employees of the Company (the “Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  The Company adopted SFAS No. 123R, using the modified-prospective transition method, effective January 1, 2006.  In addition to requiring supplemental disclosures, SFAS No. 123R eliminated the option to apply the intrinsic value measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to stock compensation awards issued to employees.  Furthermore, SFAS No. 123R required the Company to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB No. 25 for which the requisite service had not been rendered as of the adoption date for this Statement.  Because the Company voluntarily adopted the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the prospective method, effective January 1, 2003, the unvested awards still accounted for under the provisions of APB No. 25, and therefore subject to the provisions of SFAS No. 123R, were minimal.  SFAS No. 123R also required the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.  The Company’s previous policy was to recognize forfeitures as they occurred, and the required adjustment to estimate forfeitures as of the grant date of the award for outstanding awards that were not fully vested as of December 31, 2005 was immaterial.  The Company’s forfeiture estimate in the first quarter 2007 was 10% for all options under the Management Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free interest rate, stock price volatility, and expected life.  The Company establishes the risk-free interest rate using the U.S. Treasury yield curve as of the grant date.  The expected volatility assumption is set based primarily on historical volatility.  The expected life assumption is set based on past exercise behavior of option holders.  There were no options granted during the three months ended March 31, 2007 or 2006; therefore, the Black-Scholes assumptions for those periods have not been presented.

Stock Option Plan for Management:  A reconciliation of the number of options outstanding and exercisable under the Management Plan as of March 31, 2007, and changes during the quarter then ended, are as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/2006	2,364	$11.45
Granted	—	—
Forfeited	(142)	34.02
Exercised	—	—
Outstanding at 3/31/07	2,222	10.02

Exercisable at 3/31/07	2,071	10.35

A summary of the number of options outstanding and exercisable under the Management Plan categorized by range of exercise prices as of March 31, 2007, are as follows:

		Options Outstanding			Options Exercisable
			Weighted-			Weighted-
			Average	Weighted-		Average	Weighted-
			Remaining	Average		Remaining	Average
Range of		Shares	Contractual	Exercise	Shares	Contractual	Exercise
Exercise Prices		(000s)	Life	Price	(000s)	Life	Price

$ 4.61 to $24.59	(1)	2,142	5.6 years	$8.97	1,991	5.6 years	$9.24
$ 26.16 to $37.44		54	2.4 years	32.10	54	2.4 years	32.10
$ 43.56 to $51.97		26	1.8 years	50.49	26	1.8 years	50.49

(1)                                  1.7 million of the 2.2 million shares outstanding and exercisable had an exercise price of $8.31.

Stock Option Plan for Pilots:  A reconciliation of the number of options outstanding and exercisable under the Pilot Plan as of March 31, 2007, and changes during the quarter then ended, is as follows:

		Weighted-
		Average
		Exercise
(shares in thousands)	Shares	Price
Outstanding at 12/31/2006	5,064	$9.96
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at 3/31/07	5,064	9.96

Exercisable at 3/31/07	4,834	9.99

A summary of the number of options outstanding and exercisable under the Pilot Plan categorized by exercise price as of March 31, 2007, is as follows:

	Options Outstanding		Options Exercisable
		Remaining		Remaining
(shares in thousands)	Shares	Contractual Life	Shares	Contractual Life
Exercise Prices

$7.33	3,500	7.5 years	3,500	7.5 years
$9.19	926	6.3 years	696	6.3 years
$19.62	134	4.5 years	134	4.5 years
$24.69	123	2.5 years	123	2.5 years
$27.88	254	1.5 years	254	1.5 years
$27.88	127	3.5 years	127	3.5 years

During the first quarter 2007, the total stock-based compensation expense for all compensation related to stock-based plans was a reduction to compensation expense of $1.1 million, which includes $1.2 million in mark-to-market adjustments for certain stock incentive plans and $0.1 million of stock option expense.  In the first quarter of 2006, the Company recognized stock-based compensation expense of $0.5 million, which includes $0.4 million of stock option expense.  There were no shares exercised in first quarter 2007 or 2006.  There was no corresponding tax benefit in 2007 or 2006 related to this stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  As of March 31, 2007, the Company had approximately $0.3 million of total unrecognized compensation expense related to nonvested awards.

Note 15 – Subsequent Events

Settlement Amendment Relating to Series 1995 Special Airport Facilities Revenue Refunding Bonds.  On May 2, 2007, the Bankruptcy Court approved an amended settlement agreement (the “Settlement Agreement”) among Northwest, NWA Corp., U.S. Bank National Association, in its capacity as trustee for certain special facility revenue refunding bonds (the “Trustee”), and the Wayne County Airport Authority (the “WCAA”) relating to certain facilities leased by Northwest at the Detroit Metropolitan Wayne County Airport (the “Airport”) pursuant to a special facilities lease with the WCAA, for which the costs of construction were funded with the proceeds of such refunding bonds.  Under the Settlement Agreement, the Trustee was allowed (i) a general unsecured claim against Northwest in the amount of $70,894,250 on account of the special facilities lease, (ii) a general unsecured claim against NWA Corp. in the amount of $70,894,250 with respect to the Trustee’s claim on account of a guarantee issued by NWA Corp. in favor of the Trustee, which claim will be treated as a guarantee claim under the Company’s Plan of Reorganization, and (iii) to retain $2 million of special facilities charges paid by Northwest to the Trustee after the petition date and certain other amounts held by the Trustee pursuant to the bond ordinance. Under the terms of the Settlement Agreement, Northwest will be repaid approximately $6.7 million in special facilities charges paid by Northwest to the Trustee after the petition date and interest earned in such amounts, and Northwest, NWA Corp. and the WCAA will be released from all claims relating to the special facilities lease and the refunding bonds.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2007 Results

For the quarter ended March 31, 2007, the Company recorded a net loss applicable to common stockholders of $292 million.  This compares to a first quarter 2006 net loss applicable to common stockholders of $1.1 billion.  Excluding reorganization items, the Company reported a 2007 first quarter net profit of $101 million.  This compares to a prior year first quarter net loss of $129 million, excluding reorganization items.

Operating revenues in the first quarter decreased 0.6 percent versus the first quarter of 2006 to $2.9 billion.  System passenger revenue increased 7.5 percent to more than $2.2 billion on 4.7 percent additional mainline available seat miles (“ASMs”), resulting in a 2.7 percent improvement in unit revenue.  Regional carrier revenues decreased 13.9 percent primarily due to a 13.6 percent capacity reduction.

Operating expenses in the quarter decreased 8.0 percent year-over-year to $2.7 billion, while mainline unit costs, excluding fuel, decreased by 7.5 percent.  Salaries, wages and benefits decreased 9.0 percent, primarily due to savings generated through restructuring efforts.  Regional carrier expenses decreased 42.3 percent year-over-year, primarily attributable to reduced capacity and the change in presentation of regional carrier related revenue and expense items, as described below.  Aircraft fuel and taxes during the first quarter of 2007 decreased 5.4 percent compared with the first quarter of 2006, primarily due to a reduction in price.  Fuel price for the quarter ended March 31, 2007 includes $22.6 million in net fuel derivative contract gains, consisting of $28.5 million in mark-to-market gains related to fuel derivative contracts that settle in future periods and charges of $5.9 million for contracts that settled in the current period.

Presentation of Regional Carrier Related Revenue and Expense Items.  In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. (“Amended Pinnacle ASA”) and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc. (“Mesaba”), the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s first quarter 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements, Other Operating Revenues would have decreased $50 million, Depreciation and Amortization Expense would have increased by $1 million, Aircraft Rentals Expense would have increased $52 million, Regional Carrier Expenses would have decreased $103 million, and the Operating Loss would have been unchanged for the three months ended March 31, 2006.

Significant Company Announcements

Service Expansion. With the launch of the Company’s transatlantic fleet of Boeing 757-200 aircraft, the Company expanded its service between its WorldGateway at Detroit and Frankfurt during the peak summer season by adding a second daily nonstop flight on the route beginning May 7, 2007 through October 27, 2007.  The additional Detroit-Frankfurt service is part of the Company’s transatlantic expansion in cooperation with joint venture partner KLM Royal Dutch Airlines.  Additionally, the newly launched transatlantic Boeing 757-200 fleet will support expanded service between its WorldGateway at Detroit and Düsseldorf, Germany and Brussels, Belgium, as well as nonstop service between Hartford, Connecticut and Amsterdam, the Netherlands.  In January, the Company completed the retirement of the DC10 fleet and customers began enjoying the comforts and amenities of modern A330 aircraft on daily nonstop service between the Minneapolis/St. Paul hub and Honolulu.

Compass Airlines.  On April 5, 2007, Compass Airlines, Inc. (“Compass”) received its Federal Aviation Administration certification to begin commercial passenger operations using a 50-seat Bombardier CRJ200 aircraft.  Compass began providing scheduled service between Minneapolis/St. Paul and Dulles International Airport on May 2, 2007.

Restructuring Overview

On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  The Bankruptcy Court is jointly administering these cases under the caption “In re Northwest Airlines Corporation, et al., Case No. 05-17930 (ALG)”.  The consolidated financial statements shown herein include certain subsidiaries that did not file to reorganize under Chapter 11.  The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.  See “Item 1. Financial Statements, Note 2 – Voluntary Reorganization Under Chapter 11” for additional information related to the Company’s rights, risks and obligations under the Chapter 11 filing.

Plan of Reorganization.  On January 12, 2007, NWA Corp. and 13 of its direct and indirect subsidiaries, including Northwest, filed with the Bankruptcy Court the Debtors’ Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.  On January 12, 2007, the Bankruptcy Court granted the Company an extension until February 15, 2007 to file the related Disclosure Statement with respect to Debtors’ Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as subsequently amended, the “Disclosure Statement”).  Subsequently, on February 15, 2007, the Company filed its Disclosure Statement and the First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as subsequently amended, the “Plan” or “Plan of Reorganization”).

On March 2, 2007, the Company filed a motion with the Bankruptcy Court, requesting that its exclusivity period for filing a reorganization plan be extended to June 29, 2007.  On March 15, 2007, the Bankruptcy Court approved the extension of the Company’s exclusivity period.  During the exclusivity period only the Company can propose a reorganization plan.

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

On March 30, 2007, the Bankruptcy Court approved the adequacy of information in the Disclosure Statement and authorized the Company to send the Disclosure Statement, Plan, and ballots to creditors entitled to vote on the Plan.  The Disclosure Statement contains detailed information about the Plan, the Bankruptcy Court’s order approving the Disclosure Statement, notice of the time for filing acceptance or rejection of the Plan and timing of the hearing to consider confirmation of the Plan, the rights offering, financial projections and financial estimates regarding the Debtors’ reorganized business enterprise value. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties or otherwise.  The deadline for voting on the Company’s Plan was May 7, 2007. The preliminary, unofficial vote tally indicates that 96.9 percent of the airline’s creditors, who voted, representing 98.4 percent of the dollar amount of the claims that voted, approved the Plan.  A hearing to confirm the Plan is scheduled for May 16, 2007.  The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court, which the Company currently expects to occur during the second quarter of 2007.  However, there can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully.

Equity Commitment Agreement.  On March 27, 2007, the Bankruptcy Court approved the Equity Commitment Agreement dated February 12, 2007 (“ECA”) among NWA Corp., together with Northwest, as guarantor, and JP Morgan Securities Inc. (“JP Morgan”), pursuant to which, among other things, JP Morgan will backstop the rights offering (the “Rights Offering”) to creditors of NWA Corp., Northwest and the Debtors.  The Company will raise a total of $750 million in new capital through the sale of 27,777,778 shares of new common stock pursuant to the Rights Offering and JP Morgan’s commitments under the ECA.

Plan Supplement.  On May 4, 2007, the Company filed with the Bankruptcy Court a supplement (the “Plan Supplement”) to the Plan.  In the Plan Supplement, the Debtors filed with the Bankruptcy Court copies of the Company’s proposed Amended Bylaws and Amended Certificate of Incorporation, a copy of the proposed Management Equity Plan, and a copy of the proposed stockholder rights plan, all of which are expected to be effective upon the Company’s emergence from Chapter 11.

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

On July 31, 2006, following the flight attendants’ failure to ratify a second proposed CBA and the Company’s subsequent imposition of new contract terms for the flight attendants, the AFA-CWA provided the Company with a 15-day notice of its intent to strike or engage in other work actions, including CHAOS (Create Havoc Around Our System).  In response, on August 1, 2006, the Company filed a motion with the Bankruptcy Court seeking to obtain an injunction against such activities.  The AFA-CWA subsequently extended the strike deadline by 10 days to August 25, 2006, in response to terrorist threats against air travel to and within the United States.  On August 17, 2006, the Bankruptcy Court denied the Company’s request for an injunction.  On August 18, 2006, the Company filed an appeal of the Bankruptcy Court’s decision with the United States District Court for the Southern District of New York (“U.S. District Court”). On August 25, 2006, the U.S. District Court issued an injunction pending appeal which temporarily prevented any work action by the AFA-CWA while the court considered the Company’s appeal.  The U.S. District Court reversed the Bankruptcy Court’s decision on September 15, 2006, and granted the Company’s request for a preliminary injunction to prevent a threatened strike or work action by the AFA-CWA.  Subsequently, the AFA-CWA appealed the U.S. District Court’s ruling to the U.S. Second Circuit Court of Appeals (the “Second Circuit”).  On March 29, 2007, the Second Circuit affirmed the grant of the preliminary injunction by the U.S. District Court.

On February 12, 2007, the AFA-CWA filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court’s decision to grant the Debtors’ Section 1113(c) motion to reject the Debtors’ CBA with the flight attendants. On April 13, 2007, the Bankruptcy Court issued a Memorandum of Opinion denying the AFA-CWA’s motion for relief from the order authorizing the Debtors to reject its CBA with the AFA-CWA.

On April 26, 2007, the Company announced that it reached a tentative contract agreement with the AFA-CWA.  The tentative agreement, which requires Bankruptcy Court approval, maintains the necessary annual labor cost savings from the AFA-CWA represented employees and allows the flight attendants a $182 million unsecured claim in the Company’s bankruptcy court proceedings.  The tentative agreement has been submitted to the flight attendant members for a ratification vote.

On April 18, 2007, the Company reached an agreement with the Section 1114 Retiree Committee to continue retiree healthcare benefits.  As part of the agreement, the Section 1114 Committee received an allowed unsecured claim of $120 million.  The proceeds from this claim are anticipated to be contributed to a Voluntary Employees Beneficiary Association Trust.  The Trust proceeds are expected to be used to fund a portion of the required retiree contributions under this proposed agreement.  This agreement was approved by the Bankruptcy Court on April 26, 2007.

On May 2, 2007, the Bankruptcy Court granted the joint motion of the Company, the IAM, and the IBT to treat the judgment in the Series C Litigation in the approximate amount of $277 million as an unsecured claim in the Company’s bankruptcy case.

Non-labor Cost Restructuring.  The Company continues to pursue reductions in non-labor costs consistent with its current target of $350 million in annual savings.  The Company expects to realize such savings through restructured agreements with our regional airline affiliates, reduction in properties and facilities costs, reduced fuel burn, lower distribution, insurance and interest costs and optimization of other contractual relationships.  The Company estimates it realized approximately $100 million of the targeted savings in 2006, with an additional $190 million expected to be realized in 2007 and the balance targeted to be realized during 2008.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network in conjunction with its restructured business plan.  The Company has also reached new agreements and affirmed existing arrangements on new aircraft as part of its fleet optimization.  The Company has affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and has ordered 72 76-seat regional jets that will be introduced beginning in the second quarter of 2007.  The dual class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company has retired the DC10 and Avro RJ85 fleets and has accelerated the retirement of the Boeing 747-200 wide-body aircraft.

Balance Sheet Restructuring.  Under the Plan, the Company will reduce its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings will result in an estimated $400 million reduction in ownership costs including interest, rent and depreciation expense.  The elimination of the unsecured debt will drive an additional interest expense reduction of approximately $150 million annually.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Liabilities Subject to Compromise” in the Company’s 2006 Form 10-K, for additional information.

Airlink Operations.  On January 11, 2007, the Bankruptcy Court approved the Amended Pinnacle ASA between the Company and Pinnacle Airlines.  The Amended Pinnacle ASA provides that Pinnacle will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms on an amended airline services agreement, Northwest granted Pinnacle an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Debtors, which resulted in an incremental charge to reorganization expense of $306.7 million during the first quarter of 2007.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle Airlines’ performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle Airlines claims.

On January 22, 2007, the Debtors entered into a Stock Purchase and Reorganization Agreement with Mesaba under which the Debtors agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted the Mesaba estate a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Debtors.  The Debtors also agreed to resolve all outstanding claims with Mesaba’s parent, MAIR Holdings, Inc. (“MAIR”) and to sell MAIR all of Northwest’s stock in MAIR.  Mesaba filed its plan of reorganization (the “Mesaba Plan”) and its disclosure statement with respect to the Mesaba Plan (the “Mesaba Disclosure Statement”) with the United States Bankruptcy Court for the District of Minnesota on January 22, 2007 and January 24, 2007, respectively.  The Mesaba Plan was confirmed on April 10, 2007.  In conjunction with the consummation of Mesaba’s Plan, Mesaba was acquired by Northwest Airlines on April 24, 2007 and became a wholly-owned consolidated subsidiary.

Operating Statistics – Three months ended March 31, 2007 and 2006

Information with respect to the Company’s operating statistics follows:

	Three months ended
	March 31				Percent
	2007		2006		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	22,895		22,203		3.1
Revenue passenger miles (RPM) (millions)	18,619		18,285		1.8
Passenger load factor	81.3%		82.4%		(1.1	) pts.
Revenue passengers (millions)	15.6		15.7		(0.6)
Passenger revenue per RPM (yield)	13.39	¢	13.06	¢	2.5
Passenger revenue per ASM (RASM)	10.89	¢	10.75	¢	1.3

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,252		20,302		4.7
Revenue passenger miles (RPM) (millions)	17,492		16,942		3.2
Passenger load factor	82.3%		83.5%		(1.2	) pts.
Revenue passengers (millions)	12.9		12.6		2.4
Passenger revenue per RPM (yield)	12.59	¢	12.09	¢	4.1
Passenger revenue per ASM (RASM)	10.36	¢	10.09	¢	2.7

Total operating ASM (millions)	21,268		20,330		4.6

Passenger service operating expense per total ASM (3) (4)	10.32	¢	11.16	¢	(7.5)
Mainline fuel expense per total ASM	2.95	¢	3.19	¢	(7.5)

Mainline fuel expense per total ASM, excluding mark-to-market gains related to fuel derivative contracts that settle in future periods (2007 - 0.13 ¢ per ASM, 2006 - 0.00 ¢ per ASM)	3.08	¢	3.19	¢	(3.4)

Cargo ton miles (millions)	457		526		(13.1)
Cargo revenue per ton mile	41.40	¢	40.67	¢	1.8
Fuel gallons consumed (millions)	378		377		0.3
Average fuel cost per gallon, excluding taxes	177.13	¢	187.05	¢	(5.3)

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains related to fuel derivative contracts that settle in future periods (2007 - 7.57 ¢ per gallon, 2006 - 0.00 ¢ per gallon)	184.70	¢	187.05	¢	(1.3)

Number of operating aircraft at end of period	375		367		2.2
Full-time equivalent employees at end of period	30,008		31,318		(4.2)

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

(4)          Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended
	March 31
(In millions)	2007	2006
Freighter operations	$134	$190
MLT Inc. - net of intercompany eliminations	55	64
Regional carrier expenses	211	366
Regional aircraft rent and depreciation	45	—
Other	34	16

Results of Operations – Three months ended March 31, 2007 and 2006

Operating Revenues.  Operating revenues decreased 0.6% ($17 million), the result of reductions in regional carrier revenues, cargo revenue, and other revenue, partially offset by higher system passenger revenue.

System passenger revenues increased 7.5% ($153 million).  The following analysis by region is based on information reported to the DOT and excludes regional carriers:

	System		Domestic		Pacific		Atlantic
2007
Passenger revenues (in millions)	$2,202		$1,415		$515		$272

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$153		$46		$55		$52
Percent	7.5%		3.4%		12.0%		23.6%

Scheduled service ASMs (capacity)	4.7%		3.2%		6.7%		7.5%
Scheduled service RPMs (traffic)	3.2%		3.2%		2.8%		4.5%
Passenger load factor	(1.2	) pts.	—	pts.	(3.2	) pts.	(2.4	) pts.
Yield	4.1%		0.1%		8.8%		18.7%
Passenger RASM	2.7%		0.2%		4.9%		15.4%

As indicated in the above table:

•      Domestic passenger revenues increased due to additional traffic and slightly higher yield.

•      Pacific passenger revenues increased versus prior year due to higher yield and additional traffic.

•                  Atlantic passenger revenues increased versus prior year due to improved yield and increased traffic.

Regional carrier revenues decreased 13.9% ($47 million) to $292 million primarily due to a 2.1 point drop in load factor on a 13.6% capacity reduction, offset by a 2.6% increase in yield.

Cargo revenues decreased 11.7% ($25 million) to $189 million due primarily to the termination of freighter service to Hong Kong and removal of one Boeing 747F from the freighter fleet which drove a 13.1% reduction in cargo traffic, partially offset by 1.8% higher yield.  Other revenue decreased 34.0% ($98 million) due to reduced partner revenue and the change in presentation of regional carrier related revenue and expense items, as described above.

Operating Expenses.  Operating expenses decreased 8.0% ($233 million) for the three months ended March 31, 2007.  The following table and notes present operating expenses for the three months ended March 31, 2007 and 2006 and describe significant year-over-year variances:

	Three months ended		Increase
	March 31		(Decrease)	Percent
(In millions)	2007	2006	from 2006	Change	Note
Operating Expenses
Aircraft fuel and taxes	$704	$744	$(40)	(5.4)%	A
Salaries, wages and benefits	615	676	(61)	(9.0)	B
Selling and marketing	191	194	(3)	(1.5)	C
Aircraft maintenance materials and repairs	184	189	(5)	(2.6)	C
Other rentals and landing fees	141	143	(2)	(1.4)	C
Depreciation and amortization	121	134	(13)	(9.7)	D
Aircraft rentals	96	68	28	41.2	E
Regional carrier expenses	211	366	(155)	(42.3)	F
Other	409	391	18	4.6	G
Total operating expenses	$2,672	$2,905	$(233)	(8.0)%

A.           Aircraft fuel and taxes decreased due to a 5.3% decrease in the average fuel cost per gallon to $1.77 partially offset by 0.3% additional gallons consumed.  Fuel price for the quarter ended March 31, 2007 includes $22.6 million in net fuel derivative contract gains, consisting of $28.5 million in mark-to-market gains related to fuel derivative contracts that settle in future periods and charges of $5.9 million for contracts that settled in the current period.

B.             Salaries, wages and benefits were lower year-over-year primarily due to savings generated through restructuring efforts, lower pensions and benefits expenses, partially offset by increases in salaries as a result of an employee profit sharing program and performance incentive plan.

C.             Selling and marketing expense, aircraft maintenance materials and repairs expense, and other rentals and landing fees were relatively flat year-over-year.

D.            Depreciation expense reductions were largely due to the retirement of the DC10 fleet.

E.              Aircraft rental expense increased due to the change in presentation of regional carrier related revenue and expense items, as described above, partially offset by restructured and rejected aircraft leases.

F.              Regional carrier expense decreased year-over-year primarily due to the reduction in regional carrier capacity which drove decreases in payments to regional carriers and fuel requirements of $52 million, and the change in presentation of regional carrier related revenue and expense items, as described above.

G.             Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increased outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits, and additional deicing expense.

Other Income and Expense.  Non-operating expense decreased 54.6% ($595 million) year-over-year primarily due to reduced reorganization expenses.  See “Item 1. Financial Statements, Note 5 — Reorganization Related Items” for additional information related to reorganization expenses.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s total liquidity, consisting of unrestricted cash, cash equivalents and short-term investments, was $2.4 billion.  This amount excludes $543 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows. Liquidity increased by $368 million during the three months ended March 31, 2007, primarily due to net cash provided by operating activities, partially offset by net cash used in financing and investing activities as discussed below.

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2007, was $634 million, which compares with $320 million of cash provided by operating activities for the three months ended March 31, 2006.  The increase in net cash provided by operations was due to a net profit, excluding reorganization items, which are comprised mainly of non-cash items, and a $176 million decrease in vendor deposits and holdbacks.

Investing Activities.  Investing activities during the three months ended March 31, 2007, included increases in the Company’s restricted cash, cash equivalents and short-term investment balances due to additional funding of the

Company’s irrevocable tax trust, and proceeds from an IAM claim sale which were distributed to employees in April.  Investing activities for the three months ended March 31, 2007 also included the purchase of two A330-300 aircraft and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.   Investing activities for the three months ended March 31, 2006, included the purchase of one A330-200 aircraft and other related costs.

Financing Activities.  Financing activities during the three months ended March 31, 2007, consisted primarily of scheduled debt payments.  Financing activities in the three months ended March 31, 2006, consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to six of the Company’s 757-200 aircraft), representing a 42% discount off the outstanding balance of the notes.

The Company also financed the delivery of two Airbus A330-300 aircraft during the three months ended March 31, 2007 through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s condensed consolidated balance sheets, but are not classified as a cash flow activity.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under these arrangements, the aggregate amount of debt incurred totaled approximately $167 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the three months ended March 31:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2007	2006	2007	2006

Airbus A330-200	—	1	—	1
Airbus A330-300	—	—	2	—
	—	1	2	1

Debt.  The bankruptcy filing triggered defaults on substantially all the Company’s debt and lease obligations.  Long-term pre-petition debt obligations, which are classified as liabilities subject to compromise, are included in “Item 1. Financial Statements, Note 8 – Liabilities Subject to Compromise.”  Maturities of long-term debt not subject to compromise, excluding capital lease obligations, through December 31, 2011, are as follows (in millions):

remainder of 2007	$182
2008	1,577	*
2009	295
2010	238
2011	251

*$1.215 billion represents the amount due under the Company’s DIP Facility (as defined below) in 2008; if the DIP Facility is converted to exit financing the maturity date will be extended five years with $1.162 billion due in 2013.

On August 21, 2006, the Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP/Exit Facility”), consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility, which is required to be fully drawn during the Company’s bankruptcy proceeding.  The maturity of the DIP/Exit Facility is the earlier of the Company’s exit from bankruptcy or two years.  The DIP/Exit Facility is secured by a first lien on the Company’s Pacific route authorities which were last appraised in January 2006 at $3.3 to $4.1 billion.  Additionally, the Company’s obligations to the lenders have super-priority status while the Company is in bankruptcy.  The DIP/Exit Facility received a credit rating of BBB- from Standard & Poor’s Rating Services (“S&P”) and a Ba2 from Moody’s Investors Service, Inc. (“Moody’s”).

The DIP/Exit Facility initially bore an interest rate of LIBOR plus 2.50%; however, on March 9, 2007, the Company and the lenders amended the facility to, among other things, reduce the margin applicable to loans by 50 basis points as well as eliminate minimum credit rating and collateral coverage margin-increase thresholds. The interest rate as of March 31, 2007 was 7.35%. The amendment also permits Northwest to grant liens on the collateral securing obligations under the DIP/Exit Facility to support up to $150 million of Northwest’s obligations under fuel, interest rate and/or currency exchange hedging agreements with any lender that is a party to the DIP/Exit Facility.

Subject to the Company meeting certain conditions, including emerging from bankruptcy on or prior to August 21, 2008, the DIP/Exit Facility can be converted to exit financing (“Exit Facility”).  The final maturity, in such event, will be August 21, 2013.  Principal on the term loan portion of the Exit Facility will be repaid at 1.0% per year (as is the case under the DIP/Exit Facility) with the balance of 94% due at maturity.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the Exit Facility will continue to bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.

The conditions to convert the DIP/Exit Facility to exit financing on emergence from bankruptcy include, among other items, a confirmed plan of reorganization with projections that reflect pro-forma financial covenant compliance for the term of the facility, labor savings and pension relief, a minimum of $2.0 billion in unrestricted cash and available committed credit facilities, a collateral coverage ratio of at least 1.50 to 1.00, and ratings coverage of the Exit Facility by S&P and Moody’s.

Both the DIP/Exit Facility and, upon its conversion, the Exit Facility require ongoing compliance with the following financial covenants:

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

As of March 31, 2007, the Company was in compliance with all required financial covenants.

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, which have been assumed by the Company post Chapter 11 filing, will be approximately (in millions):

remainder of 2007	$1,242
2008	1,958
2009	575
2010	772
2011	79

Pension Funding Obligations. The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage was or will be provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

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

As a result of Northwest’s Chapter 11 filing, we appointed an independent fiduciary for all of our tax-qualified defined benefit pension plans to pursue on behalf of the plans, claims to recover minimum funding contributions due under federal law, to the extent that Northwest did not continue to fund the plans due to bankruptcy prohibitions.  The independent fiduciary subsequently withdrew all of the claims that the independent fiduciary filed in our Chapter 11 Case following our election of the special funding rules under the 2006 Pension Act.

Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $130 million.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its yen-denominated sales during the three months ended March 31, 2007 and 2006.  The average market yen rate for the quarters ended March 31, 2007 and 2006 was 119.2 and 116.8, respectively.  As of March 31, 2007, the Company had no hedges in place for its anticipated 2007 yen-denominated sales.  This compares to 6% of its remaining anticipated 2006 yen-denominated sales hedged as of March 31, 2006.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing an $18 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of March 31, 2007, the Company had hedged the price of approximately 39% of its projected fuel requirements for the remainder of 2007, through a combination of collar options and fixed price swap agreements.  The collar options, which hedge the price of approximately 29% of the Company’s projected fuel requirements for the remainder of 2007, consist of crude oil put options with a price range of $53 to $56.70 per barrel, and related call options at a price of $72 per barrel.  The fixed price crude oil swap agreements, which hedge the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, include agreements with a price range of $62 to $64.98 per barrel.  The Company currently has no fuel derivative contracts outstanding that are designated for hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of March 31, 2007.  The Company records any changes in the contracts’ values as mark-to-market adjustments through the statement of operations on a monthly basis.  Net gains of $22.6 million were recorded as reductions in fuel expense during the three months ended March 31, 2007, including $28.5 million in mark-to-market gains related to fuel derivative contracts that will settle in the remainder of 2007, partially offset by charges of $5.9 million for contracts that settled in the current period.  As of March 31, 2006, there were no outstanding fuel hedges or unrealized gains (losses) on outstanding fuel hedges in accumulated other comprehensive income (loss).

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.   As of March 31, 2007, the Company has recorded $4.1 million of unrealized losses in accumulated other comprehensive income (loss) associated with those hedges.

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

Open Skies Air Services Agreement.  In April 2007, the United States and the European Union approved an “open skies” air services agreement that provides airlines from the United States and E.U. member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and beyond each E.U. member state.  Under the open skies agreement, which goes into effect on March 30, 2008, every U.S. and E.U. airline is authorized to operate between airports in the United States and London’s Heathrow, Gatwick and other airports.  Given the significant uncertainty regarding how open skies will ultimately affect its London operations, the Company is still in the process of evaluating its course of action.

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

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating under Chapter 11 and in a global economy include, among others, the ability of the Company to continue as a going concern, the ability of the Company to obtain and maintain any necessary financing for operations and other purposes, the ability of the Company to maintain adequate liquidity, the ability of the Company to absorb escalating fuel costs, the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time, the ability of the Company to develop, confirm and consummate a plan of reorganization with respect to its Chapter 11 proceedings, risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases, the ability of the Company to obtain and maintain normal terms with vendors and service providers, the Company’s ability to maintain contracts that are critical to its operations, the ability of the Company to realize assets and satisfy liabilities without substantial adjustments and/or changes in ownership, the potential adverse impact of the Chapter 11 proceedings on the Company’s liquidity or results of operations, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the United States and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about SARS, Avian flu or other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation and other factors discussed herein. The Company also believes that the material risks and uncertainties that could affect us as we emerge from bankruptcy include, among others, that NWA Corp.’s actual financial results may vary significantly from the projections filed with the Bankruptcy Court, that our consolidated financial statements will reflect fresh-start accounting adjustments made upon emergence from bankruptcy, that financial information in our future financial statements will not be comparable to NWA Corp.’s financial information from prior periods.    Additional information with respect to these factors and other events that could cause differences between forward-looking statements and future actual results is contained in “Item 1A. Risk Factors” in the Company’s 2006 Form 10-K.

Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, could cause the Company’s results to differ from results that have been or may be projected by or on behalf of the Company.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These statements deal with the Company’s expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company’s expectations.  All subsequent written or oral forward-

looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the factors described above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for 2006.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of March 31, 2007, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for 2006.

In addition, see “Labor Cost Restructuring” in “Note 2 – Voluntary Reorganization Under Chapter 11”, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring Overview”, for current status relating to the AFA-CWA.

Substantially all of the Company’s litigation has been stayed following the Company’s Chapter 11 filing.

Item 1A.  Risk Factors.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in “Item 1A. Risk Factors” in our most recently filed Annual Report on Form 10-K for 2006.  There have been no material changes in those risk factors.

Item 6.    Exhibits.

(a)   Exhibits:

10.1                           First Amendment dated as of March 9, 2007 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

10.2                           Equity Commitment Agreement dated as of February 12, 2007 among Northwest Airlines Corporation, Northwest Airlines, Inc. and J.P. Morgan Securities Inc.

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

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1                           Section 1350 Certification of Chief Executive Officer

32.2                           Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of May 2007.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

First Amendment dated as of March 9, 2007 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents

10.2	Equity Commitment Agreement dated as of February 12, 2007 among Northwest Airlines Corporation, Northwest Airlines, Inc. and J.P. Morgan Securities Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer