Form 10-Q
period 2007-06-30
NORTHWEST AIRLINES CORP
filed 2007-08-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes  ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  ☒     No ☐

As of June 30, 2007, there were 195,762,184 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
(Unaudited, in millions except per share amounts)	Period from June 1 to June 30, 2007	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006
Operating Revenues
Passenger	$861	$1,566	$2,425
Regional carrier revenues	135	229	396
Cargo	69	129	236
Other	65	127	234
Total operating revenues	1,130	2,051	3,291

Operating Expenses
Aircraft fuel and taxes	267	582	886
Salaries, wages and benefits	205	412	675
Selling and marketing	65	124	190
Aircraft maintenance materials and repairs	64	119	183
Other rentals and landing fees	46	94	142
Depreciation and amortization	39	85	134
Aircraft rentals	31	64	54
Regional carrier expenses	63	134	366
Other	155	275	366
Total operating expenses	935	1,889	2,996
Operating Income (Loss)	195	162	295

Other Income (Expense)
Interest expense, net	(40)	(87)	(138)
Investment income	17	25	25
Reorganization items, net	—	1,944	(464)
Other, net	3	(2)	(3)
Total other income (expense)	(20)	1,880	(580)
Income (Loss) Before Income Taxes	175	2,042	(285)

Income tax expense (benefit)	69	(1)	—

Net Income (Loss) Applicable to Common Stockholders	$106	$2,043	$(285)

Earnings (loss) per common share:
Basic	$0.41	$23.37	$(3.27)

Diluted	$0.41	$16.87	$(3.27)

Average shares used in computation:
Basic	262	87	87
Diluted	262	113	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
(Unaudited, in millions except per share amounts)	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006

Operating Revenues
Passenger	$861	$3,768	$4,474
Regional carrier revenues	135	521	735
Cargo	69	318	450
Other	65	317	522
Total operating revenues	1,130	4,924	6,181
Operating Expenses
Aircraft fuel and taxes	267	1,286	1,630
Salaries, wages and benefits	205	1,027	1,351
Selling and marketing	65	315	384
Aircraft maintenance materials and repairs	64	303	372
Other rentals and landing fees	46	235	285
Depreciation and amortization	39	206	268
Aircraft rentals	31	160	122
Regional carrier expenses	63	345	732
Other	155	684	757
Total operating expenses	935	4,561	5,901
Operating Income (Loss)	195	363	280
Other Income (Expense)
Interest expense, net	(40)	(219)	(276)
Investment income	17	56	43
Reorganization items, net	—	1,551	(1,439)
Other, net	3	(2)	3
Total other income (expense)	(20)	1,386	(1,669)
Income (Loss) Before Income Taxes	175	1,749	(1,389)
Income tax expense (benefit)	69	(2)	—
Net Income (Loss) Applicable to Common Stockholders	$106	$1,751	$(1,389)

Earnings (loss) per common share:
Basic	$0.41	$20.03	$(15.92)

Diluted	$0.41	$14.28	$(15.92)

Average shares used in computation:
Basic	262	87	87
Diluted	262	113	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
(Unaudited, in millions)	June 30, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,678	$1,461
Unrestricted short-term investments	632	597
Restricted cash, cash equivalents and short-term investments	706	424
Accounts receivable, less allowance (2007–$5; 2006–$14)	742	638
Flight equipment spare parts, less allowance (2007–$2; 2006–$255)	136	104
Maintenance and operating supplies	120	130
Prepaid expenses and other	182	212
Total current assets	5,196	3,566

PROPERTY AND EQUIPMENT
Flight equipment	6,884	10,424
Less accumulated depreciation	41	2,815
	6,843	7,609

Other property and equipment	556	1,674
Less accumulated depreciation	9	1,103
	547	571
Total property and equipment, net	7,390	8,180

FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	8	24
Less accumulated amortization	—	12
Total flight equipment under capital leases	8	12

OTHER ASSETS
Goodwill	6,188	8
International routes, less accumulated amortization (2007–$0; 2006–$334)	2,977	634
Other intangibles, less accumulated amortization (2007–$7; 2006–$0)	2,180	30
Investments in affiliated companies	166	42
Other, less accumulated depreciation and amortization (2007–$1; 2006–$914)	466	743
Total other assets	11,977	1,457
Total Assets	$24,571	$13,215

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
(Unaudited, in millions)	June 30, 2007	December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Air traffic liability/deferred frequent flyer liability	$2,290	$1,557
Accrued compensation and benefits	389	301
Accounts payable	829	624
Collections as agent	206	138
Accrued aircraft rent	17	49
Other accrued liabilities	467	329
Current maturities of long-term debt	513	213
Current maturities of capital lease obligations	9	—
Total current liabilities	4,720	3,211

LONG-TERM DEBT	6,138	3,899

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	119	—

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	3,449	86
Deferred frequent flyer liability	1,550	—
Deferred income taxes	1,131	—
Other	178	161
Total deferred credits and other liabilities	6,308	247

LIABILITIES SUBJECT TO COMPROMISE	—	13,572

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	—	277

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $.01 par value; shares authorized–315,000,000; shares issued–111,374,977 at December 31, 2006	—	1
Successor Company common stock, $.01 par value; shares authorized–400,000,000; shares issued–195,188,600 at June 30, 2007	2	—
Additional paid-in capital	7,178	1,505
Retained earnings (accumulated deficit)	106	(7,384)
Accumulated other comprehensive income (loss)	—	(1,100)
Predecessor Company Treasury stock (2006–24,024,317 shares)	—	(1,013)
Total common stockholders' equity (deficit)	7,286	(7,991)
Total Liabilities and Stockholders’ Equity (Deficit)	$24,571	$13,215

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
(Unaudited, in millions)	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006

Cash Flows from Operating Activities
Net income (loss)	$106	$1,751	$(1,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39	206	268
Income tax expense (benefit)	69	(2)	—
Pension and other postretirement benefit contributions less than (greater than) expense	—	3	149
Stock-based compensation	10	—	1
Reorganization items, net	—	(1,551)	1,439
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Changes in certain assets and liabilities	(61)	441	394
Long-term vendor deposits/holdbacks	147	163	(116)
Post-emergence reorganization payments	(67)	—	—
Other, net	(4)	13	12
Net cash provided by (used in) operating activities	239	1,024	758
Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	—	5	12
Cash Flows from Investing Activities
Capital expenditures	(128)	(312)	(186)
Purchase of short-term investments	—	(44)	(18)
Proceeds from sales of short-term investments	9	15	10
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(7)	(74)	(74)
Cash and cash equivalents acquired in acquisition of Mesaba Aviation, Inc.	—	16	—
Other, net	(1)	1	(1)
Net cash provided by (used in) investing activities	(127)	(398)	(269)
Cash Flows from Financing Activities
Proceeds from long-term debt	67	326	72
Payments of long-term debt and capital lease obligations	(59)	(610)	(278)
Proceeds from equity rights offering	750	—	—
Other, net	1	(1)	—
Net cash provided by (used in) financing activities	759	(285)	(206)
Increase (Decrease) in Cash and Cash Equivalents	871	346	295
Cash and cash equivalents at beginning of period	1,807	1,461	684
Cash and cash equivalents at end of period	$2,678	$1,807	$979

Available to be borrowed under credit facilities	$127	$127	$9

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,310	$2,445	$1,576
Supplemental Cash Flow Information:
Interest paid	$53	$208	$125
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$84	$167	$117

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury
(Unaudited, in millions)	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total
Balance at January 1, 2007	111.4	$1	$1,505	$(7,384)	$(1,100)	$(1,013)	$(7,991)
(Predecessor Company)

Series C Preferred Stock converted to common stock	—	—	2	—	—	—	2

Net income (loss) from January 1 to May 31, 2007	—	—	—	1,751	—	—	1,751

Other comprehensive income (loss)
Foreign currency	—	—	—	—	(1)	—	(1)
Unrealized gain/(loss) on investments	—	—	—	—	1	—	1
Total							—
Balance at May 31, 2007	111.4	1	1,507	(5,633)	(1,100)	(1,013)	(6,238)
(Predecessor Company)

Fresh start adjustments:
Cancellation of the Predecessor Company’s preferred and common stock	(111.4)	(1)	(1,507)	—	—	1,013	(495)

Elimination of the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss	—	—	—	5,633	1,100	—	6,733

Reorganization value ascribed to the Successor Company	167.4	2	6,448	—	—	—	6,450

Issuance of new equity interests in connection with emergence from Chapter 11	27.8	—	728	—	—	—	728
Balance at June 1, 2007	195.2	2	7,176	—	—	—	7,178
(Successor Company)

Net income from June 1 to June 30, 2007	—	—	—	106	—	—	106

Other comprehensive income (loss) Deferred gain/(loss) from hedging activities	—	—	—	—	1	—	1
Unrealized gain/(loss) on investments	—	—	—	—	(1)	—	(1)
Total							—

Compensation expense associated with equity awards	—	—	2	—	—	—	2
Balance at June 30, 2007	195.2	$2	$7,178	$106	$—	$—	$7,286

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), a holding company whose operating subsidiary is Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A filings dated April 6, 2007 and April 30, 2007 (collectively, the “2006 Form 10-K”).

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 240 cities in 26 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”), membership in SkyTeam, a global airlines alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines, Korean Air and Aeroflot, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”) and Compass Airlines, Inc. (“Compass”), which currently operate as Northwest Airlink carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

As a result of the application of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007. References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to June 1, 2007. See “Note 3 – Fresh-Start Reporting” for further details.

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

Note 2 – Voluntary Reorganization Under Chapter 11

Background and General Bankruptcy Matters.  The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary.  Detailed information pertaining to the bankruptcy filings may be obtained at http://www.nwa-restructuring.com.

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First

Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).  On the Effective Date, the Company implemented fresh-start reporting in accordance with SOP 90-7.

The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new common stock of the Successor Company to the Debtors’ creditors, employees and others in satisfaction of allowed unsecured claims.  The Plan contemplated the issuance of  approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation).  The new common stock is listed on the New York Stock Exchange (the “NYSE”) and began “regular way” trading under the symbol “NWA” on May 31, 2007.  The distributions of the Successor Company’s common stock, which are subject to certain holdbacks as described in the Plan, were authorized under the Plan as follows:

•                  225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•                  8.6 million shares of common stock are issuabe to holders who also held a guaranty from a Debtor;

•                  15.2 million shares of common stock are subject to awards under a management equity plan; and

•                  27.8 million shares of common stock were issued in the Rights Offering and Equity Commitment Agreement.

Pursuant to the Plan of Reorganization, stockholders of NWA Corp. prior to the Effective Date received no distributions and their stock was cancelled.

In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Super Priority Debtor in Possession and Exit Credit Guarantee Agreement (the “DIP/Exit Facility”) was converted into exit financing in accordance with its terms.  See “Note 10 – Long-Term Debt and Short-Term Borrowings” for additional information.

Stockholder Rights Plan.  Pursuant to the Stockholder Rights Plan (the “Rights Plan”), each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by NWA Corp., will include one right.  Once exercisable, each right entitles the holder (other than the acquiring person or group) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $120, subject to adjustment.  The rights become exercisable upon the occurrence of certain events, including the acquisition by any air carrier with passenger revenues in excess of approximately $1 billion per year (as such amount may be increased based on increases in the Consumer Price Index from 2000) (a “Major Carrier”), a holding company of a Major Carrier or any of their respective affiliates acquires beneficial ownership of 20% or more of NWA Corp.’s outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 20% or more of NWA Corp.’s outstanding common stock.  The rights expire on May 31, 2017, and may be redeemed by NWA Corp. at a price of $.01 per right prior to the time they become exercisable.

Claims Resolution Process.  As permitted under the bankruptcy process, many of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, many claims were disallowed by the Bankruptcy Court because they were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company also resolved many claims through settlements or by Bankruptcy Court orders following the filing of an objection.  The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

With respect to unsecured claims, once a claim is allowed consistent with the claims resolution process, the claimant is entitled to a distribution of new common stock.  Pursuant to the terms of the Plan of Reorganization, approximately 167.8 million shares of new common stock were issued and distributed on or about May 31, 2007 and July 16, 2007 as part of the initial distributions in respect of valid unsecured claims totaling $7.6 billion.  Additionally, approximately 7.0 million shares of new common stock were distributed in respect of valid unsecured guaranty claims.  In total, there are approximately 59.7 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization.  Of these shares, approximately 58.0 million are being held in reserve relating to disputed unsecured claims totaling $2.6 billion and 1.6 million are being held in reserve relating to unsecured guaranty claims totaling $737 million.

The Company estimates that the probable range of unsecured claims to be allowed will be between $8.2 and $8.8 billion. Based on the current status of the claims resolution process, the actual results are expected to fall towards the low end of this range.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Predecessor Company will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued Common Stock of the Successor Company.

With respect to administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many administrative and priority claims still remain unpaid, and the Company will continue to settle claims or file objections with the Bankruptcy Court to eliminate or reduce such claims. All of these claims have been accrued by the Successor Company based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and could result in material adjustments to the Successor Company’s financial statements.

Additionally, secured claims were deemed unimpaired under the Plan of Reorganization.  Pursuant to the Plan of Reorganization those claims were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash.  However, certain disputes still remain with respect to the valuation of some security interests that may result in material future adjustments to the Company’s financial results.

Equity Commitment Agreement.  On March 27, 2007, the Bankruptcy Court approved the Equity Commitment Agreement dated February 12, 2007 (“ECA”) among NWA Corp., together with Northwest, as guarantor, and JP Morgan Securities Inc. (“JP Morgan”), pursuant to which, among other things, JP Morgan agreed to backstop the rights offering (the “Rights Offering”) to creditors of NWA Corp., Northwest and the Debtors.  The Company raised a total of $750 million in new capital through the sale of 27,777,778 shares of new common stock pursuant to the Rights Offering and JP Morgan’s commitments under the ECA.

Restructuring Goals.  As part of its restructuring in Chapter 11, the Company identified three major elements essential to transforming its business and substantially completed the actions necessary to achieve its targeted business improvements.  The three major elements included:

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

Labor Cost Restructuring.  The Company has ratified collective bargaining agreements (“CBAs”) which collectively provide for approximately $1.4 billion in annual labor cost savings.  The Company has reached consensual agreement on CBAs with the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”), the Association of Flight Attendants – Communication Workers of America (“AFA-CWA”), the Aircraft Mechanics Fraternal Association (“AMFA”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”), and the Northwest Airlines Meteorologists Association (“NAMA”).  The agreements with ALPA, the IAM, ATSA, TWU, and NAMA were implemented on or before August 1, 2006.  Subsequently, agreements with AMFA and the AFA-CWA were ratified, and thereafter, implemented.  Two rounds of salaried and management employee pay and benefit cuts have also been achieved and implemented.

On April 18, 2007, the Company reached an agreement with the Section 1114 Retiree Committee to continue retiree healthcare benefits.  As part of the agreement, the Section 1114 Committee received an allowed unsecured claim of $120 million.  This agreement was approved by the Bankruptcy Court on April 26, 2007.  The proceeds from this claim were contributed to a Voluntary Employees Beneficiary Association (“VEBA”) Trust.  The Trust proceeds are expected to be used to fund a portion of the required retiree contributions under this proposed agreement.

On May 16, 2007, the Bankruptcy Court granted the joint motion of the Company, the IAM, and the IBT to allow as an unsecured claim the judgment in the Series C Litigation in the approximate amount of $277 million.  On May 31, 2007, upon the Company’s emergence from bankruptcy and in accordance with the Company’s Plan of Reorganization, the Company distributed approximately 6.1 million shares (valued at approximately $154.5 million at distribution) of the successor Company’s common stock against the above allowed claims.  Subsequent distributions of the successor Company’s common stock may be distributed to the above claimants based on the final aggregate amount of unsecured claims allowed by the Company or approved by the Bankruptcy Court.

Non-labor Cost Restructuring.  The Company has implemented the majority of its non-labor cost reduction initiatives and is on target to meet our goal of $350 million in annual savings.  The Company has achieved non-labor cost reductions through the implementation of new regional airline affiliate agreements, reduced properties and facilities related costs, implemented fuel burn reduction initiatives, lower distribution, insurance and interest related costs and optimized other contractual relationships.

Fleet Optimization.  The Company right-sized and re-optimized its fleet and network in conjunction with its restructured business plan.  The Company has also reached new agreements and affirmed existing arrangements on new aircraft as part of its fleet optimization.  The Company has affirmed its deliveries of Airbus A330 aircraft and now has one of the youngest transatlantic fleets in the industry.  The Company also affirmed its position as the North American service launch airline of the new Boeing 787 with deliveries beginning in August 2008, and ordered 72 76-seat regional jets, deliveries of which began in the second quarter of 2007.  The dual-class regional jets are optimally sized for many domestic markets and will give the Company potential growth opportunities over time.  In addition, the Company has retired the DC10 and Avro RJ85 fleets and has accelerated the retirement of the Boeing
747-200 passenger wide-body aircraft.

Balance Sheet Restructuring.  Under the Plan, the Company reduced its total pre-petition debt by approximately $4.2 billion through the elimination of unsecured debt and restructuring of aircraft and other secured obligations.  Additionally, the Company refinanced its Bank Term Loan with the DIP/Exit financing facility, providing a significant interest expense savings.  The aircraft restructurings achieved an estimated $400 million annual reduction in ownership costs including interest, rent and depreciation expense.  The elimination of the unsecured debt will drive additional interest expense reductions.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 – Liabilities Subject to Compromise” in the Company’s 2006 Form 10-K, for additional information.

Airlink Operations.  On January 11, 2007, the Bankruptcy Court approved the Amended Airline Services Agreement with Pinnacle (“Amended Pinnacle ASA”) between the Company and Pinnacle.  The Amended Pinnacle ASA provides that Pinnacle will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms on an amended airline services agreement, Northwest granted Pinnacle an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Predecessor Company.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle’s performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle claims.

On January 22, 2007, the Predecessor Company entered into a Stock Purchase and Reorganization Agreement with Mesaba under which the Debtors agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted the Mesaba estate a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Debtors.  The Debtors also agreed to resolve all outstanding claims with Mesaba’s parent, MAIR Holdings, Inc. (“MAIR”) and to sell MAIR all of Northwest’s stock in MAIR.  The Mesaba plan of reorganization was confirmed on April 10, 2007.  In conjunction with the consummation of Mesaba’s plan of reorganization, Mesaba was acquired by Northwest on April 24, 2007 and became a wholly-owned consolidated subsidiary.

Appointment of New Board of Directors.  On the effective date of the Plan of Reorganization, the following individuals became directors of the Successor Company: Roy Bostock (who serves as Chairman), David Brandon, Mike Durham, John Engler, Mickey Foret, Robert Friedman, Doris Kearns Goodwin, Jeffrey Katz, James Postl, Rodney Slater, Douglas Steenland, and William Zoller.

Restrictions on the Transfer of Common Stock.  To reduce the risk of a limitation under Section 382 of the Internal Revenue Code on the Company’s ability to use its net operating loss carryforwards (“NOLs”), the Amended and Restated Certificate of Incorporation restricts certain transfers of common stock for two years after the Company’s emergence from bankruptcy.  Such restrictions can be extended thereafter for three consecutive one year periods (to June 2012) upon, each time, the affirmative vote of the Company’s stockholders.  During the two year period, these restrictions generally provide that any attempted transfer of common stock prior to the expiration of the term of the transfer restrictions will be prohibited and void if such transfer would cause the transferee’s ownership interest in the Company to increase to 4.95% or above, including an increase in a transferee’s ownership interest from 4.95% or above to a greater ownership interest, unless approved by the Board of Directors on the basis that the transfer does not increase the risk of an ownership change.  In the event that these restrictions are extended beyond the two year period, the Board of Directors will approve proposed transfers that, taking into account all prior transfers, do not result in an aggregate owner shift under Section 382 of more than 30%.  If the aggregate owner shift as of any date after the two year period exceeds 30%, the Board of Directors has the discretion to approve any subsequent transfers subject to the standards applicable during the two year period until the earlier of the date on which the aggregate owner shift no longer exceeds 30%, or the restriction is no longer in effect.

The Predecessor Company’s common stock ceased trading on the NASDAQ stock market on September 26, 2005 and began trading in the “over-the-counter” market under the symbol NWACQ.PK.  Upon the effective date of the Plan, the outstanding common and preferred stock of the Predecessor Company was cancelled for no consideration and the Predecessor Company’s stockholders no longer have any interest as stockholders in the Successor Company by virtue of their ownership of the Predecessor Company’s common or preferred stock prior to emergence from bankruptcy.

Note 3 – Fresh-Start Reporting

Upon emergence from its Chapter 11 proceedings on May 31, 2007, the Company adopted fresh-start reporting in accordance with SOP 90-7.  The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit.  Accordingly, the Company’s consolidated financial statements for periods prior to June 1, 2007 are not comparable to consolidated financial statements presented on or after June 1, 2007.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured and allocated in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).

Preliminary estimates of fair value included in the Successor Company financial statements represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions.  The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  In accordance with SFAS No. 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on asset and liability valuations becomes available. Future adjustments may result from:

•                  Completion of valuation reports associated with long-lived tangible and intangible assets which may drive further adjustments or recording of additional assets or liabilities.

•                  Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities and the determination of cancellation of indebtedness income.

•                  Adjustments to recorded fair values which could change the amount of recorded goodwill.

To facilitate the calculation of the enterprise value of the Successor Company, Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed as of the Effective Date to the unsecured creditors.  The valuation methods included (i) a comparison of the Company and its projected performance to the market values of comparable companies; and (ii) two variants of discounted cash flow analysis which were weighted 40 and 60 percent in the calculation of the baseline valuation range.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

As part of the provisions of SOP 90-7, we were required to adopt on June 1, 2007 all accounting guidance that was going to be effective within the subsequent twelve-month period.  See “Note 4 — Summary of Significant Accounting Policies, New Accounting Standards.”

The following Fresh-Start Condensed Consolidated Balance Sheet illustrates the financial effects on the Company of the implementation of the Plan of Reorganization and the adoption of fresh-start reporting.  This Fresh-Start Condensed Consolidated Balance Sheet reflects the effect of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments.

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Condensed Consolidated Balance Sheet are as follows (in millions):

		(a)	(b)	(c)	(d)
(in millions)	(Predecessor) May 31, 2007	Debt Discharge & Reclassification	New Credit Facility Financing Transactions	New Equity Issued	Fresh-Start Adjustments	(Successor) Reorganized June 1, 2007
ASSETS

CURRENT ASSETS
Cash, cash equivalents and unrestricted short-term investments	$2,465	$(20)	$—	$750	$—	$3,195
Restricted cash, cash equivalents and short-term investments	974	—	—	—	170	1,144
Accounts receivable, less allowance	587	—	—	—	(9)	578
Flight equipment spare parts and maintenance and operating supplies	217	—	—	—	31	248
Prepaid expenses and other	254	—	—	(22)	(51)	181
Total current assets	4,497	(20)	—	728	141	5,346

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital leases	7,767	—	—	—	(1,068)	6,699
Other property and equipment, net	477	—	—	—	69	546
Total property and equipment, net	8,244	—	—	—	(999)	7,245

OTHER ASSETS
Goodwill	18	—	—	—	6,239	6,257
International routes and other intangible assets	653	—	—	—	4,513	5,166
Investments in affiliated companies	54	—	—	—	111	165
Other	707	—	—	—	(235)	472
Total other assets	1,432	—	—	—	10,628	12,060

Total Assets	$14,173	$(20)	$—	$728	$9,770	$24,651

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Air traffic liability/deferred frequent flyer liability	$2,006	$—	$—	$—	$274	$2,280
Accrued compensation and benefits	445	4	—	—	(20)	429
Accounts payable	1,538	179	—	—	5	1,722
Current maturities of long-term debt and capital lease obligations	218	305	(10)	—	—	513
Current maturities of long-term debt - exit financing	—	—	10	—	—	10
Other	87	—	—	—	(49)	38
Total current liabilities	4,294	488	—	—	210	4,992

LONG-TERM OBLIGATIONS
Long-term debt and obligations under capital leases	4,149	1,993	(1,215)	—	22	4,949
Exit financing	—	—	1,215	—	—	1,215
Total long-term obligations	4,149	1,993	—	—	22	6,164

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	86	3,786	—	—	(426)	3,446
Deferred frequent flyer liability	—	—	—	—	1,549	1,549
Deferred income taxes	4	—	—	—	1,127	1,131
Other	275	125	—	—	(209)	191
Total deferred credits and other liabilities	365	3,911	—	—	2,041	6,317

LIABILITIES SUBJECT TO COMPROMISE	14,350	(14,350)	—	—	—	—

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	275	(275)	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, additional paid-in capital and treasury stock	495	—	—	—	(495)	—
Retained earnings (accumulated deficit)	(8,655)	1,763	—	—	6,892	—
Accumulated other comprehensive income (loss)	(1,100)	—	—	—	1,100	—
Successor Company common stock and additional paid-in capital	—	6,450	—	728	—	7,178
Total common stockholders' equity (deficit)	(9,260)	8,213	—	728	7,497	7,178

Total Liabilities and Stockholders' Equity (Deficit)	$14,173	$(20)	$—	$728	$9,770	$24,651

(a)          Debt Discharge and Reclassification:  This column reflects the discharge of $8.2 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization.  Pursuant to the Plan, the holders of general unsecured claims and guaranty claims together will receive approximately 234 million common shares of the Successor Company in satisfaction of such claims.

This column also reflects the Successor Company’s reinstatement of $6.4 billion of secured liabilities which had been classified as liabilities subject to compromise on the Predecessor Company’s balance sheet, consisting of the following:

•                  $3.8 billion represents the reinstatement of pension and other post-retirement benefit plan liabilities;

•                  $2.3 billion reflects the reinstatement of secured debt, including accrued interest; and

•                  $0.3 billion is associated with accruals for priority payments and other payments required under the Plan.

Additionally, this column reflects the payment of $20 million for cash cures and convenience class payments to certain unsecured creditors pursuant to the Plan, and the reclassification of $125 million of pre-petition deferred liabilities and credits that were reclassified out of liabilities subject to compromise, and subsequently written off as part of the fresh-start adjustments.

(b)         New Credit Facility Financing Transactions.  In connection with the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion DIP/Exit Facility was converted into the Exit Facility in accordance with its terms.  See “Note 10 - Long-term Debt and Short-Term Borrowings” for further details.

(c)          New Equity Issued.  This column reflects $750 million in gross proceeds received on the Effective Date from the Company’s Rights Offering, offset by associated transaction costs of $22 million.

(d)         Fresh-Start Adjustments.  Fresh-start adjustments were recorded on the Effective Date to reflect asset values at their estimated fair values and liabilities at their estimated fair value or the present value of amounts to be paid, including the following:

•                  $4.5 billion of incremental intangible assets were recorded in conjunction with the estimated fair value of  the Company’s international route authorities, slots and other intangible assets;

•                  $1.5 billion was recorded to recognize the additional estimated fair value of the Company’s frequent flyer liability;

•                  The balance of the Company’s flight equipment was decreased by $1.1 billion to its estimated fair value;

•                  The Company’s deferred tax liability balance was increased by $1.1 billion in conjunction with recording the estimated fair value of certain indefinite-lived intangible assets;

•                  The pension and OPEB liability balances were reduced by $0.4 billion;

•                  The Company’s air traffic liability balance was increased by $0.3 billion to its estimated fair value; and

•                  Entries were recorded to eliminate the Predecessor Company’s equity balances and establish the opening equity balances of the Successor Company.

Additionally, goodwill of $6.2 billion was recorded to reflect the excess of the Successor Company’s reorganization value over the value of tangible and identifiable intangible assets.  Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact the reported value of goodwill.  Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

Note 4 – Significant Accounting Policies

Basis of Consolidation:  NWA Corp. is a holding company whose operating subsidiary is Northwest.  The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries.  All significant intercompany transactions have been eliminated.  Investments in 20% to 50% owned companies, as well as Pinnacle, are accounted for by the equity method.  Other investments are accounted for by the cost method.

Cash and Cash Equivalents:  Cash equivalents are carried at cost and consist primarily of cash and unrestricted money market funds.  These highly liquid instruments approximate fair value due to their short maturities.  The Company classifies investments with a maturity of more than three months as short-term investments.

Restricted Cash:  The Company in the ordinary course of business collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These collections include U.S. transportation taxes, passenger facility charges and fuel taxes, which are collected in the capacity of an agent and are presented on a net basis.  Withholdings include the employee portion of payroll taxes, among others.  The Company has also established an irrevocable tax trust and a VEBA trust; cash held in these trusts is included in restricted cash.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to the respective taxing authority.  These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations, and recorded as a liability until remitted to the respective taxing authority.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Under fresh-start reporting, the Company’s asset values were remeasured using fair value, which was allocated in conformity with SFAS No. 141.  In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates.  Deferred taxes are reported in conformity with SFAS No. 109.

Estimates of fair value represent the Company’s best estimates based on appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  In accordance with SFAS No. 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy, as final appraisals and valuations of certain assets and liabilities are completed.  Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

Presentation of Regional Carrier Related Revenue and Expense Items.  In conjunction with the effectiveness of the Amended Pinnacle ASA and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc. (“Mesaba”), the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s first or second quarter 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements, Other Operating Revenues would have decreased $54 million, Depreciation and Amortization Expense would have increased by $1 million, Aircraft Rentals Expense would have increased $47 million, Regional Carrier Expenses would have decreased $102 million, and the Operating Loss would have been unchanged for the three months ended June 30, 2006.

If this change in presentation was retroactively applied to prior year financial statements, Other Operating Revenues would have decreased $104 million, Depreciation and Amortization Expense would have increased by $2 million, Aircraft Rentals Expense would have increased $99 million, Regional Carrier Expenses would have decreased $205 million, and the Operating Loss would have been unchanged for the six months ended June 30, 2006.

Operating Revenues:  The value of unused passenger tickets, miscellaneous change orders (“MCO’s”) and travel credit vouchers (“TCV’s”) are included in current liabilities as air traffic liability.  Passenger and cargo revenues are recognized when the transportation is provided or when the ticket expires.  Unused domestic passenger tickets generally expire one year from scheduled travel.  Unused international passenger tickets generally expire one year from ticket issuance.   On the Effective Date, the Company revised the accounting method used to recognize revenue for unused tickets, adopting the delayed recognition approach.  Under the delayed recognition approach, no revenue is recognized on an unused ticket until the validity period has expired and the ticket can no longer be used.  Prior to the Effective Date, the Company recognized breakage associated with unused passenger tickets based on estimates of future breakage based on historical breakage trends.

Frequent Flyer Program:  Northwest operates a frequent flyer loyalty program known as “WorldPerks.”  WorldPerks is designed to retain and increase traveler loyalty by offering incentives to travelers for their continued patronage.  Under the WorldPerks program, miles are earned by flying on Northwest or its alliance partners and by using the services of program partners for such things as credit card use, hotel stays, car rentals and other activities.  Northwest sells mileage credits to the program and alliance partners.  WorldPerks members accumulate mileage in their accounts and later redeem mileage for free or upgraded travel on Northwest and alliance partners.  WorldPerks members that achieve certain mileage thresholds also receive enhanced service benefits from Northwest such as special service lines, advance flight boarding and upgrades.

The Company adopted a deferred revenue method to recognize frequent flyer revenues on the Effective Date.  Under this method, we account for miles earned and sold as separate deliverables in a multiple element arrangement as prescribed by EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  Therefore, mileage credits earned on or after June 1, 2007 are now deferred based upon the price we sell mileage credits to other airlines (“deferred mileage credits”), which we believe represents the best evidence of their fair value in accordance with EITF No. 00-21.  The revenue on deferred frequent flyer miles will be recognized when the miles are ultimately redeemed through flight, upgrades or other means, or when it becomes remote that the miles will ever be used.  Estimating deferred mileage credits that will not be redeemed requires significant management judgment. Based on current program rules and historical redemption trends, the Company records passenger revenue associated with deferred mileage credits if the mile is unredeemed seven years after issuance.

We previously accounted for frequent flyer miles earned on Northwest flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis.  Also in conjunction with the adoption of the new accounting policy, Northwest began recording a component of the payments received from non-airline marketing partners in Other Revenue rather than in Passenger Revenue.  The component recognized as Other Revenue is the portion of the payment received that represents the amount paid by the marketing partner in excess of the value of the deferred mileage credits.

As a result of the application of fresh-start reporting, the WorldPerks frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members.  At June 30, 2007, the Company had recorded deferred revenue for its frequent flyer program totaling $2.0 billion. At March 31, 2007, the Company had recorded an incremental cost liability and deferred revenue for its frequent flyer program totaling $412 million.

Other Revenues:  Other revenues include MLT revenues, transportation related fees, charter revenues, and non-transportation related partner payments.  These receipts are recognized as other revenue when the service is provided.  Transportation related fees include the fees charged in association with changes or extensions to passenger tickets and are recognized in other revenue at the time the fee is incurred.  Change fees are non-refundable and are considered a separate transaction from the air transportation; revenue is recognized at the time the fees are incurred as all services related to the ticket exchange were completed at the time of the exchange.

Property, Equipment and Depreciation:  Owned operating property and equipment and equipment under capital leases used in operations were remeasured at fair values in accordance with SFAS No. 141, as of the Effective Date. The Company records additions to property and equipment at cost when acquired.  Property and equipment under capital lease, and related obligations for future lease payments, are recorded at amounts equal to the initial present value of those lease payments.

Depreciation is based on the straight-line method over assets’ estimated useful lives.  Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured, or the estimated useful life of the related asset, whichever is less.  At the Effective Date, aircraft lives ranged from 1 to 26 years; building lives ranged from 1 to 25 years; and other property and equipment lives ranged from 1 to 25 years.

On the Effective Date, the Successor Company increased the depreciable lives of certain wide-body aircraft to better reflect the period over which those assets will be used.  Future purchases of aircraft will be depreciated to estimated salvage values, over lives of 20 to 30 years; buildings will be depreciated over 31.5 years; and other property and equipment will be depreciated over lives of 3 to 15 years.

The Company accounts for certain airport leases under EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Government Unit or Authority to Entities that Enter into Leases with Government Entities, which require the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet.  Capitalized expenditures of $89.4 million at June 30, 2007 which relate to airport improvements at Memphis, Knoxville, Seattle and Detroit are recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases and other liabilities.  During construction of the Detroit airport project, capital expenditures are reflected in other property and equipment with a corresponding liability on the balance sheet.  This amount totaled $3.5 million at June 30, 2007.  Upon completion of the project, the corresponding asset and obligation will be removed from the balance sheet and will be accounted for as an operating lease.

Impairment of Long-Lived Assets:  The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by independent appraisal or published sales values of similar assets and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values.  Impairment charges are recorded in depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

Flight Equipment Spare Parts: On the Effective Date, flight equipment spare parts were remeasured at current replacement cost in accordance SFAS No. 141.  Inventories are expensed when consumed in operations or scrapped. An allowance for obsolescence is provided based on calculations defined by the type of spare part.  This obsolescence reserve is recorded over the useful life of the associated aircraft.

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

Intangibles:  Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade names, the WorldPerks customer database, airport slots/airport operating rights, certain partner contracts and other items. International route authorities, certain airport slots/airport operating rights and trade-names are indefinite-lived and, as such, are not amortized.  The Company’s definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of 4 to 30 years.

The following table presents information about our intangible assets, including goodwill, at June 30, 2007 and December 31, 2006:

		Successor June 30, 2007		Predecessor December 31, 2006
(in thousands)	Asset Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
SkyTeam alliance & other code share partners	30	$461,900	$(1,283)	$—	$—
England routes	5	16,000	(267)	—	—
NWA customer relationships	9	530,000	(4,907)	—	—
WorldPerks affinity card contract	15	195,700	(1,087)	—	—
WorldPerks marketing partner relationships	22	43,000	(163)	—	—
Visa contract	4	11,900	(199)	—	—
Gates		—	—	90,675	(78,326)

Pacific routes and Narita slots/airport operating rights	Indefinite	2,961,700	—	967,639	(333,679)
NWA trade name and other	Indefinite	663,700	—	1,500	—
Slots/airport operating rights	Indefinite	283,300	—	30,457	(11,248)
Goodwill	Indefinite	6,188,387	—	7,740	—
		$11,355,587	$(7,906)	$1,098,011	$(423,253)

Total amortization expense recognized was approximately $7.9 million for the one month period ended June 30, 2007, $0.3 million for the two month period ended May 31, 2007, and $0.4 million for the three month period ended June 30, 2006.  Amortization expense of $0.6 million and $0.8 million was recognized for the five month period ended May 31, 2007 and the six months ended June 30, 2006, respectively.  We expect to record amortization expense of $47.7 million for the six months ended December 31, 2007, and $95.5 million per year from 2008 through 2011.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we will apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis or on an interim basis when a triggering event occurs. The Company intends to use October 1st as its annual impairment test date for our goodwill and indefinite-lived intangible assets. We have not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to June 1, 2007, as there have been no events or changes that would indicate that such assets are impaired.

SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit, as defined in SFAS No. 142, exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  If the carrying value of goodwill exceeds its implied fair value, the Company is required to record an impairment charge equal to such difference.

We expect to assess the fair value of the enterprise considering both the market and income approaches. Under the market approach, the fair value of the enterprise is based on the aggregate fair market value of the Successor Company’s common stock.  Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, passenger traffic, jet fuel and other operating costs, appropriate discount rates and other relevant factors.

Advertising:  Advertising costs, included in selling and marketing expenses, are expensed as incurred.

Stock Based Compensation:  Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the Management Equity Plan of the Successor Company provided for in the Plan of Reorganization became effective.  See “Note 15 – Stock-Based Compensation” for additional information.  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period, generally the required service period.  The Company uses straight-line recognition for awards subject to graded vesting.  SFAS No. 123R also requires the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.

Foreign Currency:  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses included in net income.

Deferred Tax Assets:  The Company accounts for income taxes utilizing the liability method.  Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.  Under the provisions of SFAS No. 109, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  On the Effective Date, the Company restated deferred taxes based on the remeasured values of the Successor Company and in accordance with SFAS No. 109.

New Accounting Standards:  In September 2006, the SEC Office of the Chief Accountant and the Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  This pronouncement is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB No. 108 effective the beginning of 2007.  The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years.  The Successor Company did not elect to measure any eligible financial instruments at fair value under this guidance.

Note 5 – Fair Value Measurements

SOP 90-7 requires that the Company adopt new accounting standards that have been issued and will become effective within the next year.  In accordance with this guidance, the Company adopted SFAS No. 157, Fair Value Measurements, on the Effective Date. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.  This standard was applied prospectively to the valuation of assets and liabilities on and after the Effective Date.

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)      Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B)        Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

(C)        Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, option-pricing models, and excess earnings method).  Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.  Excess earnings method is a variation of the income approach where the value of a specific asset is isolated from its contributory assets.

For assets and liabilities measured at fair value on a recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities.  There were no changes in the valuation techniques used to measure the fair values of assets measured on a recurring basis during the period.  Assets measured at fair value on a recurring basis during the period included:

	Successor Company
(in millions)	As of June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
ASSETS
Cash and cash equivalents	$2,678	$2,678	$—	$—	(A	)
Restricted cash, cash equivalents, and short-term investments	706	706	—	—	(A	)
Available for sale securities	632	632	—	—	(A	)
Derivatives	36	36	—	—	(A	)
Total	$4,052	$4,052	$—	$—

Fair value information for each major category of assets and liabilities measured on a nonrecurring basis during the period is listed in the following table.  The Company remeasured its assets and liabilities at fair value on the Effective Date as required by SOP 90-7 using the guidance for measurement found in SFAS No. 141.  The gains and losses related to these fair value adjustments were recorded on the Predecessor Company.  Where two valuation techniques are noted below, either individual assets were valued using one technique, while other assets in the same category were valued using a different technique, or a combination of the two techniques was used to measure individual assets within the category.  Assets and liabilities measured at fair value on a nonrecurring basis during the period included:

	Successor Company
(in millions)	As of June 1, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Valuation Technique
ASSETS
Flight Equipment	$6,699	$—	$6,699	$—	$(1,068)	(A),(B)
Goodwill (1)	6,257	—	—	6,257	—	(C)
International routes and other intangible assets (2)	5,166	—	946	4,220	4,513	(B),(C)
Other property and equipment	546	—	546	—	69	(A),(B)
Non-operating flight equipment and property leased to others	282	—	282	—	(47)	(A),(B)
Flight equipment spare parts and maintenance and operating supplies	248	—	248	—	31	(A),(B)
Equity investments	124	—	124	—	111	(A),(C)
Computer software	120	—	120	—	46	(B)
Other	147	—	147	—	21	(A)
Prepaid rents and deferred costs	37	—	37	—	(56)	(A)
					$3,620

	Successor Company
(in millions)	As of June 1, 2007	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Valuation Technique
LIABILITIES
Debt and obligations under capital
leases	$6,687	$—	$6,687	$—	$(22)	(C)
Deferred frequent flyer liability (3)	1,972	—	—	1,972	(1,559)	(C)
Air traffic liability	1,857	—	1,857	—	(259)	(A)
Deferred credits and other liabilities	125	—	125	—	158	(A)
					$(1,682)

(1)          Goodwill represents the excess of the fair value of the Company assets over the allocated values of the identifiable assets as determined under the guidance of SFAS No. 141.  Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed to Unsecured Creditors under the Plan.  In its valuation analysis, Northwest’s financial advisors estimated the fair value of the Successor Company’s Common Stock as of the Effective Date.

(2)          Other Intangible Assets are identified by type in “Note 4 — Significant Accounting Policies.”  With the exception of the value of Northwest’s trademarks and trade names, these valuations included significant unobservable inputs (Level 3), which generally included the Company’s five-year Business Plan, 12-months of historical revenues and expenses by city pair, and Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile.  The valuations also included market verifiable sources, such as licensing information, royalty rates and macroeconomic factors.

(3)          The frequent flyer liability was measured at fair value based on an analysis of how a hypothetical transaction to transfer this liability might be negotiated in the market.  Assumptions used in this measurement include the price of a frequent flyer mile based on actual ticket prices for similarly restricted tickets, estimates about the number of miles that will never be used by customers, and projections of the timing when the miles will be used.

Note 6 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006
Domestic	$751	$1,404	$2,299
Pacific, principally Japan	231	425	646
Atlantic	148	222	346
Total operating revenues	$1,130	$2,051	$3,291

	Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006
Domestic	$751	$3,346	$4,311
Pacific, principally Japan	231	1,064	1,260
Atlantic	148	514	610
Total operating revenues	$1,130	$4,924	$6,181

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 7 – Reorganization Related Items

In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  In connection with its bankruptcy proceedings, implementation of our Plan of Reorganization and adoption of fresh-start accounting, the Company recorded the following largely non-cash reorganization income/(expense) items:

	Predecessor
(In millions)	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006
Discharge of unsecured claims and liabilities (a)	$1,763	$—	$1,763	$—
Revaluation of frequent flyer obligations (b)	(1,559)	—	(1,559)	—
Revaluation of other assets and liabilities (c)	2,816	—	2,816	—
Employee-related charges (d)	(308)	6	(312)	47
Abandonment of aircraft and buildings (d)	(275)	(111)	(323)	(137)
Restructured aircraft lease/debt charges (d)	(72)	(323)	(74)	(1,298)
Professional Fees	(43)	(11)	(60)	(26)
Other (d)	(378)	(25)	(700)	(25)
Reorganization items, net	$1,944	$(464)	$1,551	$(1,439)

(a)          The gain on discharge of unsecured claims and liabilities relates to the Company’s unsecured claims as of the Petition Date and the discharge of unsecured claims established as part of the bankruptcy process.  In accordance with the Plan of Reorganization, the Company discharged its estimated $8.2 billion in unsecured creditor obligations in exchange for the distribution of approximately 234 million common shares of the Successor Company valued at emergence at $6.45 billion.  Accordingly, the Company recognized a non-cash reorganization gain of approximately $1.8 billion.

(b)         The Company revalued its frequent flyer miles to estimated fair value as a result of fresh-start reporting, which resulted in a $1.6 billion non-cash reorganization charge.

(c)          In accordance with fresh-start reporting, the Company revalued its assets at their estimated fair value and revalued its liabilities at estimated fair value or the present value of amounts to be paid.  This resulted in a non-cash reorganization gain of $2.8 billion, primarily as a result of newly recognized intangible assets, offset partially by reductions in the fair value of tangible property and equipment.

(d)         Prior to emergence the Company recorded its final provisions for allowed or projected unsecured claims including employee-related AFA-CWA contract related claims, other employee related claims, claims associated with restructured aircraft lease/debt, and municipal bond obligation related settlements.

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

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

	Successor	Predecessor
	June 30,	December 31,
(In millions)	2007	2006
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,696	$2,219
Accounting basis of intangible assets in excess of tax basis	1,892	—
Other	91	71
Total deferred tax liabilities	3,679	2,290

Deferred tax assets:
Expenses not yet deducted for tax purposes	215	253
Reorganization charges not yet deducted for tax purposes	1,184	1,526
Pension and postretirement benefits	1,335	1,476
Deferred revenue	572	—
Air traffic liability	94	—
Travel award programs	104	104
Net operating loss carryforward	1,191	1,216
Alternative minimum tax credit carryforward	134	134
Other	55	17
Total deferred tax assets	4,884	4,726
Valuation allowance for deferred tax assets	(2,336)	(2,436)
Net deferred tax assets	2,548	2,290
Net deferred tax liability	$1,131	$—

At June 30, 2007, the Company has certain federal deferred tax assets available for use in the regular tax system and the alternative minimum tax (“AMT”) system.  The deferred tax assets available in the regular tax system include:  NOLs of $3.3 billion, AMT credits of $134 million, general business tax credits of $7 million and foreign tax credits of $11 million.  The deferred tax assets available in the AMT system are:  NOLs of $3.3 billion and foreign tax credits of $9 million.  AMT credits available in the regular tax system have an unlimited carryforward period and all other deferred tax assets in both systems are available for years beyond 2007, expiring in 2008 through 2027.

The Company also has the following deferred tax assets available at June 30, 2007, for use in certain states:  NOLs with a tax benefit value of approximately $81 million are available for years beyond 2007, expiring in 2008 through 2027, and state job tax credits of $7 million are available for years beyond 2007, expiring in 2008 through 2011.

The valuation allowance recorded against our net deferred tax assets in fresh-start reporting will be reversed against goodwill when the Company reports income in future periods.  As a result, the Company will generally report income tax expense and reduce goodwill.  However, our NOLs will generally offset most income taxes otherwise payable until the NOLs are fully consumed or expire unused.

The Company adopted FIN 48 on January 1, 2007.  As of June 30, 2007, the Company had unrecognized tax benefits of approximately $1 million, which, if recognized, would impact the effective tax rate in future periods. During the quarter, as a result of a resolution of a state tax controversy the Company recognized a bankruptcy-related gain of $1 million, which was previously an unrecognized tax benefit.

Subject to the impact of the Company’s bankruptcy filing, open tax years for federal income tax purposes are 1996 through 2006 and for state income tax purposes generally are 2005 and 2006.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company had $12 million accrued for interest and nothing accrued for penalties at June 30, 2007.

Note 9 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Successor	Predecessor
	Period from	Period from	Three Months
	June 1 to	April 1 to	Ended
	June 30,	May 31,	June 30,
(In millions, except share and per share data)	2007	2007	2006
Numerator:
Net income (loss) applicable to common stockholders	$106	$2,043	$(285)

Effect of dilutive securities:
Gain on discharge of convertible debt	—	(82)	—
Gain on discharge of Series C Preferred Stock	—	(60)	—
Adjusted net income for diluted earnings (loss) per share	$106	$1,901	$(285)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262,189,086	87,401,526	87,280,293

Effect of dilutive securities:
Contingently convertible debt	—	19,096,027	—
Shares held in non-qualified rabbi trusts	—	364	—
Series C Preferred Stock	—	6,169,130	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262,189,086	112,667,047	87,280,293

Basic earnings (loss) per common share:

Net income (loss) applicable to common stockholders	$0.41	$23.37	$(3.27)

Diluted earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$0.41	$16.87	$(3.27)

	Successor	Predecessor
	Period from	Period from	Six Months
	June 1 to	January 1 to	Ended
	June 30,	May 31,	June 30,
(In millions, except share and per share data)	2007	2007	2006
Numerator:
Net income (loss) applicable to common stockholders	$106	$1,751	$(1,389)

Effect of dilutive securities:
Gain on discharge of convertible debt	—	(82)	—
Gain on discharge of Series C Preferred Stock	—	(60)	—
Adjusted net income for diluted earnings (loss) per share	$106	$1,609	$(1,389)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262,189,086	87,390,474	87,272,504

Effect of dilutive securities:
Contingently convertible debt	—	19,096,027	—
Shares held in non-qualified rabbi trusts	—	364	—
Series C Preferred Stock	—	6,180,182	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262,189,086	112,667,047	87,272,504

Basic earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$0.41	$20.03	$(15.92)

Diluted earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$0.41	$14.28	$(15.92)

Successor EPS. The Plan contemplated the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation).  The new common stock is listed on the NYSE and began “regular way” trading under the symbol “NWA” on May 31, 2007.  The distributions of the Successor Company’s common stock, which are subject to certain holdbacks as described in the Plan, were authorized under the Plan as follows:

•                  225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•                  8.6 million shares of common stock are issuabe to holders who also held a guaranty from a Debtor;

•                  15.2 million shares of common stock are subject to awards under a management equity plan; and

•                  27.8 million shares of common stock were issued in the Rights Offering and Equity Commitment Agreement.

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for the one month period ending June 30, 2007.  SFAS No. 128 requires that the entire 234.4 million shares to be issued to holders of unsecured and guaranty claims be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.  The 15.2 million shares subject to awards under the Management Equity Plan were excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

At June 30, 2007, stock options to purchase approximately 3.6 million shares of the Successor Company’s common stock were outstanding as were 9.5 million restricted stock units but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic earnings per share was computed based on the Predecessor’s final weighted-average shares outstanding.

For the three and six months ended June 30, 2006, 19.1 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for this period.

At May 31, 2007, stock options to purchase approximately 7.3 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Additionally, 6.3 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three months ended June 30, 2006 and 6.4 million shares for the six months ended June 30, 2006, because the Company reported a net loss for this period.

Total employee stock options outstanding of 7.6 million as of June 30, 2006 were not included in diluted securities because the Company reported a net loss for the three months and six months ended June 30, 2006.

Note 10 - Long-term Debt and Short-Term Borrowings

In accordance with the Plan of Reorganization, the Company converted the DIP/Exit Facility into the Exit Facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process.  Long-term debt as of June 30, 2007 consisted of the following (with interest rates as of June 30, 2007):

June 30,
(In millions)	2007
Aircraft enhanced equipment trust certificates due through 2022, 7.0% weighted-average rate (1)	$1,632
Aircraft secured loans due through 2025, 7.3% weighted-average rate (2)	3,228
Exit facility due 2013, 7.3% weighted-average rate (3)	1,225
Other secured notes due through 2020, 7.4% weighted-average rate	439
Other secured debt through 2031, 3.5% weighted-average rate	123
Total secured debt	6,647

Add net unamortized valuation premium	4

Total long-term debt	6,651

Less current maturities	513

Long-term debt	$6,138

(1)          At June 30, 2007, direct obligations of Northwest included the $1.6 billion of equipment notes underlying the pass-through trust certificates issued for 75 aircraft.  Interest on the pass-through trust certificates is payable quarterly or semi-annually.

(2)          The Company took delivery of and financed four Airbus A330-300, two CRJ900 and one Embraer 175 during the six months ended June 30, 2007, resulting in an increase of $390 million in aircraft secured loans.  At June 30, 2007, the $3.2 billion of the secured loans issued for 98 aircraft were direct obligations of Northwest.

(3)          On August 21, 2006, the Predecessor Company entered into the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn.

The DIP/Exit Facility initially bore an interest rate of LIBOR plus 2.50%; however, on March 9, 2007, the Company and the lenders amended the facility to, among other things, reduce the margin applicable to loans by 50 basis points to LIBOR plus 2.0% as well as eliminate minimum credit rating and collateral coverage margin-increase thresholds. The amendment also permits Northwest to grant liens on the collateral securing obligations under the DIP/Exit Facility to support up to $150 million of Northwest’s obligations under fuel, interest rate and/or currency exchange hedging agreements with any lender that is a party to the DIP/Exit Facility.

Simultaneous with emergence on the Effective Date, the Successor Company converted the DIP/Exit Facility into the Exit Facility.  The final maturity will be August 21, 2013.  Principal on the term loan portion of the Exit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the Exit Facility will continue to bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Exit Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific route authorities.  The interest rate as of June 30, 2007 was 7.34% on the term loan facility and 7.32% on the revolving credit facility.

The Exit Facility requires ongoing compliance with the following financial covenants:

•                  Unrestricted cash of at least $750 million;

•                  Collateral coverage ratio of at least 1.50 to 1.00; and

•                  Fixed charge coverage ratio as set forth below:

Four Consecutive Fiscal Quarters Ending	Minimum Ratio of EBITDAR to Consolidated Fixed Charges (1)
June 30, 2007	1.30 to 1.00
September 30, 2007	1.40 to 1.00
December 31, 2007 and each quarter ending thereafter	1.50 to 1.00

(1)             For purposes of calculating this ratio, EBITDAR is defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).

As of June 30, 2007, the Company was in compliance with all required financial covenants.

Debt Maturity Table:

As of June 30, 2007, maturities of long-term debt, excluding capital lease obligations, were as follows:

	Remainder of
(In millions)	2007	2008	2009	2010	2011	Thereafter	Total
Aircraft enhanced equipment trust certificates	$68	$165	$176	$128	$304	$791	$1,632
Aircraft secured loans	104	352	207	221	221	2,123	3,228
Exit facility	11	10	11	10	11	1,172	1,225
Other secured notes	18	35	111	52	60	163	439
Other secured debt	—	33	—	—	—	90	123
Total secured debt	201	595	505	411	596	4,339	6,647

Add net unamortized premium (discount)	—	(3)	(3)	—	1	9	4

Total long-term debt	$201	$592	$502	$411	$597	$4,348	$6,651

As of June 30, 2007, there were no short-term borrowings.

Note 11 – Leases

The Company leases aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032.  As allowed under Section 365 of the Bankruptcy Code, during our restructuring we assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.

At June 30, 2007, future minimum lease payments for capital leases and non-cancelable operating leases, with initial or remaining terms of more than one year were as follows:

	Capital	Operating Leases
(In millions)	Leases	Aircraft	Non-aircraft
Remainder of 2007	$5	$180	$97
2008	15	386	187
2009	9	382	175
2010	9	390	154
2011	8	329	130
Thereafter	211	2,206	861
	257	3,873	1,604
Less sublease rental income		1,081	29
Total minimum operating lease payments		$2,792	$1,575
Less amounts representing interest	148
Present value of future minimum capital lease payments	109
Add unamortized valuation premium	19
Total capital leases	128
Less current obligations under capital leases	9
Long-term obligations under capital leases	$119

At June 30, 2007, 252 of the 563 operating aircraft were leased; of these 252 leases, one was a capital lease and 251 were operating leases.

Note 12 – Fleet Information and Commitments

As shown in the following table, Northwest operated a mainline fleet of 372 aircraft at June 30, 2007, consisting of 314 narrow-body and 58 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of June 30, 2007 are also provided.

		In Service				Aircraft
Aircraft Type	Seating Capacity	Owned	Capital Lease	Operating Lease	Total	on Firm Order

Passenger Aircraft
Airbus:
A319	124	59	—	2	61	5
A320	148	45	—	28	73	2
A330-200	243	11	—	—	11	—
A330-300	298	17	—	—	17	4

Boeing:
787-8	221	—	—	—	—	18
757-200	160-184	38	1	16	55	—
757-300	224	16	—	—	16	—
747-200	353-430	2	—	—	2	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	109	—	—	109	—
		301	1	58	360	29

Freighter Aircraft
Boeing 747F		9	—	3	12	—

Total Mainline Operated Aircraft		310	1	61	372	29

Regional Aircraft
CRJ200	50	—	—	141	141	—
Saab 340	30-34	—	—	49	49	—
CRJ900	76	1	—	—	1	34
Embraer 175	76	—	—	—	—	35

Total Airlink Operated Aircraft		1	—	190	191	69

Total Aircraft		311	1	251	563	98

The Company took delivery of four Airbus A330-300, two CRJ900, and one Embraer 175 aircraft during the six months ended June 30, 2007.  One CRJ900 and the Embraer 175 had not been placed in service before June 30, 2007.  In connection with the acquisition of these seven aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $390 million.

Note 13 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006
Net income (loss)	$106	$2,043	$(285)
Change in unrealized gain (loss) on available-for-sale securities	(1)	—	(1)
Change in deferred gain (loss) from hedging activities	1	—	1
Foreign currency translation adjustments	—	(1)	2
Comprehensive income (loss)	$106	$2,042	$(283)

	Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006
Net income (loss)	$106	$1,751	$(1,389)
Change in unrealized gain (loss) on available-for-sale securities	(1)	1	1
Change in deferred gain (loss) from hedging activities	1	—	2
Foreign currency translation adjustments	—	(1)	2
Comprehensive income (loss)	$106	$1,751	$(1,384)

Note 14 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage was provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

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

The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006.  The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan has no deficiency as of September 30, 2006.  New contributions that came due under the 2006 Pension Act funding rules were paid while Northwest was in bankruptcy and must continue to be paid going forward.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

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

Upon emergence from Chapter 11, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company’s defined benefit and postretirement health care plans were remeasured in conformity with SFAS No. 141. This remeasurement resulted in a $409 million reduction in the defined benefit pension plan liabilities as well as a $35 million reduction in postretirement health care plan liabilities. Postretirement health care plan liabilities were reduced by an additional $120 million as a result of the discharge of liabilities subject to compromise pursuant to the Plan.

Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $128 million.

The following is a reconciliation of the beginning and ending balances of the benefit obligations, the fair value of plan assets, and the funded status as of June 30, 2007 and December 31, 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$9,373	$9,472	$898	$1,051
Service cost	22	116	12	30
Interest cost	273	533	26	59
Plan amendments	—	(3)	(119)	(270)
Actuarial loss and other	(116)	(265)	(34)	91
Transfer of liability out of plan (1)	—	(8)	—	—
Benefits paid	(228)	(472)	(37)	(63)
Benefit obligations at end of period	9,324	9,373	746	898

Change in plan assets:
Fair value of plan assets at beginning of year	6,278	5,794	5	5
Actual return on plan assets	545	870	—	—
Employer contributions	40	86	36	63
Benefits paid	(227)	(472)	(36)	(63)
Fair value of plan assets at end of period	6,636	6,278	5	5

Funded Status at end of period - net underfunded	$(2,688)	$(3,095)	$(741)	$(893)

(1)          The Company transferred the liability associated with certain long-term disability benefits previously provided in the Northwest Airlines Pension Plan for Pilots to a self-funded long-term disability plan that provides substantially similar benefits.

The accumulated benefit obligations for all defined benefit pension plans were $9.3 billion and $9.4 billion at June 30, 2007 and December 31, 2006, respectively.  The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2007 and December 31, 2006 were as follows:

(In millions)	2007	2006
Projected benefit obligations	$9,304	$9,352
Accumulated benefit obligations	9,290	9,338
Fair value of plan assets	6,607	6,251

Amounts recognized in the statement of financial position as of June 30, 2007 and December 31, 2006 consist of:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Assets
Noncurrent assets	$8	$6	$—	$—
Total assets	$8	$6	$—	$—

Liabilities
Current liability	$(28)	$(28)	$(42)	$(64)
Noncurrent liability	(2,668)	(3,073)	(699)	(829)
Total liabilities	$(2,696)	$(3,101)	$(741)	$(893)

Accumulated other comprehensive loss (income), pre-tax
Net loss (gain)	$—	$1,621	$—	$619
Prior service cost (credit)	—	(1)	—	(333)
Total other comprehensive income	$—	$1,620	$—	$286

Weighted-average assumptions used to determine benefit obligations for pension and other benefits at June 30, 2007 and December 31, 2006:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Discount rate	6.17%	5.93%	6.17%	5.93%
Rate of future compensation increase (1)	3.50%	3.50%	n/a	n/a

(1) Not applicable to frozen plans.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006	Period from June 1 to June 30, 2007	Period from April 1 to May 31, 2007	Three Months Ended June 30, 2006
Defined benefit plan costs
Service cost	$4	$8	$34	$2	$4	$9
Interest cost	46	90	132	4	9	17
Expected return on plan assets	(48)	(83)	(120)	—	—	—
Amortization of prior service cost	—	—	10	—	(6)	(2)
Recognized net actuarial loss and other events	—	7	29	—	6	10
Net periodic benefit cost	2	22	85	6	13	34

Defined contribution plan costs	4	7	13	—	—	—

Total benefit cost	$6	$29	$98	$6	$13	$34

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
(In millions)	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006	Period from June 1 to June 30, 2007	Period from January 1 to May 31, 2007	Six Months Ended June 30, 2006
Defined benefit plan costs
Service cost	$4	$19	$69	$2	$10	$18
Interest cost	46	225	264	4	22	32
Expected return on plan assets	(48)	(207)	(240)	—	—	—
Amortization of prior service cost	—	—	20	—	(15)	(5)
Recognized net actuarial loss and other events	—	18	57	—	16	20
Net periodic benefit cost	2	55	170	6	33	65

Defined contribution plan costs	4	23	26	—	—	—

Total benefit cost	$6	$78	$196	$6	$33	$65

Related to the freezing of Northwest’s defined benefit plans covering domestic employees in 2006, Northwest recorded pension curtailment charges and gains.  Curtailment charges and gains have been recorded as a component of net reorganization expense.  Northwest has recorded the following pension curtailment amounts:

	Successor	Predecessor
	Period from	Period from	Three Months	Period from	Six Months
	June 1 to	April 1 to	Ended	January 1 to	Ended
(In millions)	June 30, 2007	May 31, 2007	June 30, 2006	May 31, 2007	June 30, 2006
Curtailment charge (gain)
Pilot Plan	$—	$—	$—	$—	$(49)

With the Company’s adoption of fresh-start reporting, entries were made to eliminate all balances related to other comprehensive income therefore, there are no amounts to be amortized into net periodic benefit cost for the remainder of 2007.

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the periods ended June 30, 2007 and December 31, 2006:

	Pension Benefits		Other Benefits
	2007 (1)	2006	2007 (1)	2006
Discount rate	6.17%	5.71%	6.17%	5.71%
Expected long-term return on plan assets	9.00%	9.00%	5.00%	5.00%
Rate of future compensation increase (2)	3.50%	3.50%	n/a	n/a

(1) The discount rate used for the period from January 2007 through May 2007 was 5.93%.

(2) Not applicable to frozen plans.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations.  This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets.  No material changes have occurred to the investment policy or the asset allocation mix from December 31, 2006 to June 30, 2007.

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007.  The rate was assumed to decrease 0.5% per year for seven years to 5.0% in 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans.

As of June 30, 2007, a one percent-change in assumed health care cost trend rates would have the following effects:

(In millions)	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligations	66.4	(58.5)

The future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

(In millions)
Estimated Future Benefit Payments:	Pension Benefits	Employer Provided Other Postretirement Benefits
2007 (1)	$457	$46
2008	476	47
2009	494	49
2010	519	51
2011	539	53
Years 2012-2016	3,077	289

(1) Reflects expected benefit payments for calendar year 2007

Note 15 – Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective.   The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant cash awards and/or the following type of equity-based awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, and/or (5) other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be to any employee of the Company or its subsidiaries.  The number of participants participating in the 2007 Plan will vary from year to year.  The aggregate number of shares of common stock of the successor Company available for issuance under the 2007 Plan is 21.3 million of which 13.1 million have been granted and 8.2 million shares remained available for future awards under the 2007 Plan as of June 30, 2007.  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period, generally the required service period.  In connection with the Company’s emergence from bankruptcy, a portion of the awards vested immediately with the remaining vesting in one year or over four years; in addition these emergence related awards that vest on or before May 2008 are also subject to a repayment provision until May 2008.  Thus under SFAS No. 123R the corresponding expense is recognized over this implied service period.  Given this requirement, the tables below exclude awards vested subject to this repayment provision.   The Company uses straight-line recognition for awards subject to graded vesting.  SFAS No. 123R also requires the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.

The compensation expense related to stock options and restricted stock units granted to management employees in connection with the Company’s emergence from bankruptcy, which is quantified below, does not represent payments actually made to these employees.  Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes.  The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

Stock Options:  Stock option awards are granted with an exercise price equal to the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding employee stock option awards vest over four years and have a 10-year term.

The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model based on several assumptions.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield on our common stock is assumed to be zero since in the past the Company has not paid dividends and has no current plans to do so in the future.  The expected market price volatility assumption was developed considering both historical and implied volatilities of other airlines.  Volatility data was not considered for the Company due to its bankruptcy.  The expected life of the options was developed using SAB No. 107, Topic 14, Share-Based Payments.

The weighted-average fair value of options granted in connection with the Company’s emergence from bankruptcy was determined based on the following assumptions:

June 30, 2007
Risk-free interest rate	4.99% - 5.11%

Dividend yield	0.0%

Expected market price volatility	54.0%

Expected life of options (years)	6

A summary of the option activity under the 2007 Plan as of June 30, 2007 and changes during the quarter then ended are presented below:

(shares in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at beginning of period	—	$—
Granted	3,565	22.47
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	3,565	22.47	9.98

Vested or expected to vest at end of period	3,212	22.47	9.92

The weighted-average grant-date fair value of options granted in connection with the Company’s emergence from bankruptcy was $12.75.  There were no options exercised during June 2007.  Due to the Company’s repayment provision discussed above there were no stock options exercisable as of June 30, 2007 under SFAS No. 123R.  Excluding this repayment provision, approximately 396,000 options would be exercisable per the grant.  The aggregate intrinsic value of options outstanding was zero at June 30, 2007.  The Company had $40.6 million of unrecognized non-cash compensation expense related to nonvested options.  The Company expects to recognize this expense over a weighted-average period of approximately 2.1 years.

Restricted Stock Units:  The fair value of Restricted Stock Units (“RSUs”) is determined based on the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding RSUs vest in one year or over four years.

A summary of the status of the Company’s RSUs as of June 30, 2007, and changes during the quarter then ended, are presented below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
Nonvested at beginning of period	—	$—
Granted	9,513	25.15
Vested	—	—
Forfeited	(2)	25.15
Nonvested at end of period	9,511	25.15	9.92

As of June 30, 2007, there was $210.3 million of total unrecognized non-cash compensation cost related to RSUs granted under the Plan.  The compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.  There are no vested RSUs due to SFAS No. 123R repayment provisions discussed previously.

Excluding this provision, approximately 891,000 RSUs were vested as of June 30, 2007 and the total fair value of these RSUs was $22.4 million.

Other Awards:  The Company also issued certain awards that are accounted for as a liability in the Condensed Consolidated Balance Sheet because such awards provide for settlement in cash.  In June 2007, the Company granted approximately 264,000 RSUs to be settled in cash and approximately 61,000 Stock Appreciation Rights (“SARs”).  Each RSU represents the right to receive a cash payment equal to the closing sales price of the Company’s common stock multiplied by the number of shares subject to the award on the applicable vesting date.  SARs provide participants the right to receive the excess (if any) of the fair market value of the number of shares of common stock subject to the award at the time of exercise over the exercise price of the SAR.  The RSUs vest in one year or over four years and the SARs vest over a four year period.   The Company had $6.3 million of unrecognized compensation cost related to liability awards.  The Company expects to recognize this expense over a weighted-average period of approximately 1.6 years.

During the month of June 2007, the total stock-based non-cash compensation expense related to stock-based plans was $9.5 million.  Additionally, the Company recorded $0.3 million in stock-based compensation expense related to liability awards.  There was no corresponding tax benefit in 2007 or 2006 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.   See “Note 8 – Income Taxes” for additional information.

Note 16 – Subsequent Events

During the month of July 2007, the Company closed on the sale of nine A319 aircraft, consistent with a letter agreement signed in May 2007.  Consistent with the Company’s business plan, the sale of the aircraft further optimized the Company’s current fleet.

In July 2007, the Company closed on the refinancing of its 1994 NWA Trust No. 2 Senior Aircraft Notes (“Trust 2”).  In conjunction with the refinancing, the Company agreed with noteholders to redeem $168 million of notes at par plus accrued interest.  Additionally, the Company allowed noteholders an unsecured bankruptcy claim representing a pre-payment premium on the notes.  Upon redeeming the notes, the Company refinanced the 13 A320 aircraft previously financed under Trust 2, along with two other A320 aircraft in a privately placed financing transaction.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).

On the Effective Date, the Company implemented fresh-start reporting in accordance with SOP 90-7.  Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company has combined the results for the two and five months ended May 31, 2007 with the one month ended June 30, 2007.  The combined periods have been compared to the three and six months ended June 30, 2006.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Second Quarter 2007 Results

For the combined quarter ended June 30, 2007, the Company recorded net income applicable to common stockholders of $2.1 billion.  This compares to a second quarter 2006 net loss applicable to common stockholders of $285 million.  Excluding reorganization and related items, the Company reported a combined second quarter 2007 pre-tax profit of $273 million.  This compares to a prior year second quarter pre-tax profit of $179 million, excluding reorganization items.

Operating revenues in the second quarter decreased 3.3 percent versus the second quarter of 2006 to $3.2 billion.  System consolidated passenger revenue increased 0.1 percent to more than $2.8 billion on 0.9 percent additional available seat miles (“ASMs”), resulting in a 0.8 percent decrease in unit revenue, excluding fresh-start adjustments.

Operating expenses in the quarter decreased 5.7 percent year-over-year to $2.82 billion, while mainline unit costs, excluding fuel, decreased by 5.2 percent on 1.6 percent more ASMs.  During the second quarter, fuel averaged $2.04 per gallon, excluding taxes and mark-to-market expense related to future period fuel derivative contracts, down 2.7 percent versus the second quarter of last year.

The Company’s operational performance in June and July was negatively impacted by flight cancellations.  The Company has implemented various measures, including reaching an agreement with its pilot union to address various pilot staffing concerns, that the Company believes should improve the Company’s operational reliability.  However, the failure of the Company to improve its operational reliability from that of the June and July operational results could have a material adverse impact on the Company’s business and future financial performance.

The Company recorded a non-cash income tax expense in the combined second quarter of 2007 of $68 million.  Because of its net operating loss carryforwards, the Company expects to pay minimal cash taxes for the foreseeable future.

As of June 30, 2007, the Company’s total liquidity, consisting of unrestricted cash, cash equivalents and short-term investments, was $3.3 billion.  This amount excludes $706 million of restricted short-term investments (which may include amounts held as cash).  Included in the Company’s restricted cash balance on June 30, 2007 were cash proceeds of $157 million related to the sale of unsecured claims on behalf of certain employees which were subsequently distributed.

Operating Statistics – Three and six months ended June 30, 2007 and 2006

Information with respect to the Company’s operating statistics follows:

PASSENGER AND REGIONAL CARRIER REVENUES AND STATISTICAL RESULTS

	Three months ended June 30				Percent		Six months ended June 30				Percent
	2007		2006		Change		2007		2006		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	23,656		23,437		0.9		46,549		45,640		2.0
Revenue passenger miles (RPM) (millions)	20,192		20,246		(0.3)		38,810		38,531		0.7
Passenger load factor	85.4%		86.4%		(1.0	)pts.	83.4%		84.4%		(1.0	)pts.
Revenue passengers (millions)	17.4		17.8		(2.2)		33.0		33.5		(1.5)
Passenger revenue per RPM (yield)	13.82	¢	13.94	¢	(0.9)		13.62	¢	13.52	¢	0.7
Passenger revenue per ASM (RASM)	11.80	¢	12.04	¢	(2.0)		11.35	¢	11.41	¢	(0.5)

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,897		21,559		1.6		43,148		41,861		3.1
Revenue passenger miles (RPM) (millions)	18,811		18,769		0.2		36,303		35,711		1.7
Passenger load factor	85.9%		87.1%		(1.2	)pts.	84.1%		85.3%		(1.2	)pts.
Revenue passengers (millions)	14.1		14.3		(1.4)		27.0		26.9		0.4
Passenger revenue per RPM (yield)	12.90	¢	12.92	¢	(0.2)		12.75	¢	12.53	¢	1.8
Passenger revenue per ASM (RASM)	11.08	¢	11.25	¢	(1.5)		10.73	¢	10.69	¢	0.4

(1)	Consolidated statistics include Northwest Airlink regional carriers.
(2)	Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

MAINLINE OPERATING STATISTICAL RESULTS (1)

	Three months ended June 30				Percent	Six months ended June 30				Percent
	2007		2006		Change	2007		2006		Change
Total operating ASM (millions)	21,921		21,569		1.6	43,188		41,899		3.1

Passenger service operating expense per total ASM (2) (3)	10.47	¢	10.99	¢	(4.7)	10.39	¢	11.07	¢	(6.1)
Mainline fuel expense per total ASM	3.42	¢	3.55	¢	(3.7)	3.19	¢	3.38	¢	(5.6)

Mark-to-market gains (losses) per total ASM related to fuel derivative contracts that settle in future periods	(0.03	)¢	—	¢	n/m	0.04	¢	—	¢	n/m

Mainline fuel expense per total ASM, excluding mark-to-market gains related to fuel derivative contracts that settle in future periods	3.39	¢	3.55	¢	(4.5)	3.23	¢	3.38	¢	(4.4)

Cargo ton miles (millions)	505		587		(14.0)	962		1,113		(13.6)
Cargo revenue per ton mile	39.19	¢	40.15	¢	(2.4)	40.24	¢	40.40	¢	(0.4)
Fuel gallons consumed (millions)	390		402		(3.0)	769		779		(1.3)
Average fuel cost per gallon, excluding taxes	205.89	¢	209.52	¢	(1.7)	191.74	¢	198.65	¢	(3.5)

Mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts that settle in future periods	(2.01	)¢	—	¢	n/m	2.70	¢	—	¢	n/m

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains related to fuel derivative contracts that settle in future periods	203.88	¢	209.52	¢	(2.7)	194.44	¢	198.65	¢	(2.1)

Number of operating aircraft at end of period						372		371		0.3
Full-time equivalent employees at end of period						29,589		30,796		(3.9)

(1)	Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.
(2)

This financial measure excludes non-passenger service expenses. The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(3)	Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006
Regional carrier expenses (a)	$305	$366	$579	$732
Freighter operations	154	198	288	388
MLT Inc. - net of intercompany eliminations	50	51	105	115
Other	19	10	35	26

Results of Operations – Three months ended June 30, 2007 and 2006

Operating Revenues.  Operating revenues decreased 3.3% ($110 million), the result of reductions in regional carrier revenues, cargo revenue, and other revenue, partially offset by higher system passenger revenue.

System Passenger Revenues. In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.  On the Effective Date, in conjunction with implementing fresh-start reporting, the Company changed its policies pertaining to the accounting of frequent flyer obligations and breakage of passenger tickets.  Frequent flyer obligations are now recognized on a deferred revenue method versus an incremental cost method.  The impact of the changes to accounting for frequent flyer obligations on the Successor Company was a reduction of $6.7 million in mainline passenger revenue and an increase of $1.3 million in regional carrier revenue in June 2007.  Adjustments to air traffic liability are now recognized as revenue based on the delayed recognition approach, when the validity period of the ticket has expired, versus the use of historical trends and estimates.  The overall impact of this change on passenger revenue was a reduction of $27.4 million in June 2007.  The following analysis by region outlines the Company’s year-over-year performance as reported and excluding the accounting policy changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2007
Passenger revenues (in millions)	$1,548		$525		$354		$2,427		$2,791

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(65)		$32		$35		$2		$(31)
Percent	(4.0)%		6.5%		11.0%		0.1%		(1.1)%

Scheduled service ASMs (capacity)	(0.2)%		4.1%		4.2%		1.6%		0.9%
Scheduled service RPMs (traffic)	(0.1)%		0.9%		0.3%		0.2%		(0.3)%
Passenger load factor	0.1	pts.	(2.7	)pts.	(3.4	)pts.	(1.2	)pts.	(1.0	)pts.
Yield	(3.9)%		5.4%		10.8%		(0.2)%		(0.9)%
Passenger RASM	(3.8)%		2.1%		6.7%		(1.5)%		(2.0)%

Excluding fresh-start:
2007
Passenger revenues (in millions)	$1,579		$529		$353		$2,461		$2,824

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(34)		$36		$34		$36		$2
Percent	(2.1)%		7.3%		10.7%		1.5%		0.1%

Yield	(2.0)%		6.4%		10.3%		1.2%		0.3%
Passenger RASM	(1.9)%		3.0%		6.2%		(0.1)%		(0.8)%

Cargo Revenues.  Cargo revenues decreased 16.1% ($38 million) to $198 million due primarily to the removal of two Boeing 747F from the freighter fleet which drove a 14.0% reduction in cargo traffic.  In addition cargo revenue yield decreased 2.4%.

Other Revenue.  Other revenue decreased 17.9% ($42 million) due to reduced partner revenue, and the change in presentation of regional carrier related revenue and expense items, as described in “Item 1. Financial Statements, Note 4 – Significant Accounting Policies,” partially offset by the portion of payments received for frequent flyer miles that is now recorded in Other Revenue.

Operating Expenses.  Operating expenses decreased 5.7% ($172 million) for the three months ended June 30, 2007.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  In addition to the fair value adjustments required for fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets.  The effects of fresh-start reporting and the policy changes on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1).  On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (2).  In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc., the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s combined operating income for the three months ended June 30, 2007 and is itemized in column (3).  Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4).  The following table and notes present operating expenses for the three months ended June 30, 2007 and 2006 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Three Months Ended		(1)	(2)	(3)	(4)
(In millions)	Combined June 30, 2007	June 30, 2006	Fresh Start	Mesaba Net of Elim	Regional Carrier Reclass	Operations		Total Incr (Decr) from 2006	Percent Change
OPERATING EXPENSES
Aircraft fuel and taxes	$849	$886	$—	$3	$—	$(40	) A	$(37)	(4.2)%
Salaries, wages and benefits	617	675	(8)	20	—	(70	) B	(58)	(8.6)
Selling and marketing	189	190	—	—	—	(1	) C	(1)	(0.5)
Aircraft maintenance materials and repairs	183	183	—	5	—	(5	) C	—	—
Other rentals and landing fees	140	142	—	3	—	(5	) C	(2)	(1.4)
Depreciation and amortization	124	134	(1)	2	1	(12	) D	(10)	(7.5)
Aircraft rentals	95	54	—	—	47	(6	) C	41	75.9
Regional carrier expenses	197	366	—	(32)	(102)	(35	) E	(169)	(46.2)
Other	430	366	—	7	—	57	F	64	17.5
Total operating expenses	$2,824	$2,996	$(9)	$8	$(54)	$(117)		$(172)	(5.7)%

A.

Aircraft fuel and taxes decreased due to a 1.7% decrease in the average fuel cost per gallon to $2.06 and a 3.0% decrease in gallons consumed. Fuel expense for the quarter ended June 30, 2007 includes $6.4 million in net fuel derivative contract losses, consisting of $7.8 million in mark-to-market losses related to fuel derivative contracts that will settle during the remainder of 2007, partially offset by gains of $1.4 million for contracts were settled in the current period.

B.

Salaries and wages increased $52 million due to increased volume, an employee profit sharing program and performance incentive plan, stock-based compensation, partially offset by $22 million in labor savings related to reorganization objectives. Benefit expenses decreased $101 million due to a higher pension discount rate and improved asset returns, lower group insurance costs per employee, and savings related to reorganization objectives.

C.	Selling and marketing expense, aircraft maintenance materials and repairs expense, other rentals and landing fees, and aircraft rentals were relatively flat year-over-year.
D.	Depreciation and amortization reductions were due largely to the retirement of the DC10 fleet, partially offset by incremental deliveries of A330 aircraft.
E.	Regional carrier expense decreased year-over-year primarily due to the reduction in regional carrier capacity and restructured agreements with our regional airline affiliates.
F.

Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increased outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits. Increased passenger claims, post-emergence bankruptcy related fees, and increased volume also contributed to this variance.

Other Income and Expense.  Non-operating expense decreased $2.4 billion year-over-year, primarily due to a $1.8 billion gain on debt discharge and $1.3 billion in net gains associated with revaluing our assets and liabilities at fresh-start.  See “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Results of Operations – Six months ended June 30, 2007 and 2006

Operating Revenues.  Operating revenues decreased 2.1% ($127 million), the result of reductions in regional carrier revenues, cargo revenue, and other revenue, partially offset by higher system passenger revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

The following analysis by region outlines the Company’s year-over-year performance as reported and excluding accounting policy changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2007
Passenger revenues (in millions)	$2,963		$1,039		$627		$4,629		$5,285

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(20)		$86		$89		$155		$76
Percent	(0.7)%		9.0%		16.5%		3.5%		1.5%

Scheduled service ASMs (capacity)	1.4%		5.4%		5.7%		3.1%		2.0%
Scheduled service RPMs (traffic)	1.4%		1.8%		2.2%		1.7%		0.7%
Passenger load factor	—	pts.	(3.0	)pts.	(3.0	)pts.	(1.2	)pts.	(1.0	)pts.
Yield	(2.1)%		7.0%		14.0%		1.8%		0.7%
Passenger RASM	(2.1)%		3.5%		10.1%		0.4%		(0.5)%

Excluding fresh-start:
2007
Passenger revenues (in millions)	$2,994		$1,043		$626		$4,663		$5,318

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$11		$90		$88		$189		$109
Percent	0.4%		9.4%		16.4%		4.2%		2.1%

Yield	(1.0)%		7.5%		13.7%		2.5%		1.3%
Passenger RASM	(1.1)%		4.0%		9.8%		1.1%		0.1%

Cargo Revenues.  Cargo revenues decreased 14.0% ($63 million) to $387 million due primarily to the removal of two Boeing 747F from the freighter fleet which drove a 13.6% reduction in cargo traffic.  In addition cargo revenue yield decreased 0.4%.

Other Revenue.  Other revenue decreased 26.8% ($140 million) due to reduced partner revenue, the change in presentation of regional carrier related revenue and expense items, as described in “Item 1. Financial Statements, Note 4 – Significant Accounting Policies,” partially offset by the portion of payments received for frequent flyer miles that is now recorded in Other Revenue.

Operating Expenses.  Operating expenses decreased 6.9% ($405 million) for the six months ended June 30, 2007. As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  In addition to the fair value adjustments required for fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets.  The effects of fresh-start reporting and the policy changes on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1).  On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (2).  In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc., the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s combined operating income for the six months ended June 30, 2007 and is itemized in column (3).  Excluding the items described above the comparable year-over-year operating performance variances are itemized in column (4). The following table and notes present operating expenses for the six months ended June 30, 2007 and 2006 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Six Months Ended		(1)	(2)	(3)	(4)
(In millions)	Combined June 30, 2007	June 30, 2006	Fresh Start	Mesaba Net of Elim	Regional Carrier Reclass	Operations		Total Incr (Decr) from 2006	Percent Change
OPERATING EXPENSES
Aircraft fuel and taxes	1,553	1,630	$—	$3	$—	$(80	) A	$(77)	(4.7)%
Salaries, wages and benefits	1,232	1,351	(8)	20	—	(131	) B	(119)	(8.8)
Selling and marketing	380	384	—	—	—	(4	) C	(4)	(1.0)
Aircraft maintenance materials and repairs	367	372	—	5	—	(10	) C	(5)	(1.3)
Other rentals and landing fees	281	285	—	3	—	(7	) C	(4)	(1.4)
Depreciation and amortization	245	268	(1)	2	2	(26	) D	(23)	(8.6)
Aircraft rentals	191	122	—	—	99	(30	) C	69	56.6
Regional carrier expenses	408	732	—	(32)	(205)	(87	) E	(324)	(44.3)
Other	839	757	—	7	—	75	F	82	10.8
Total operating expenses	$5,496	$5,901	$(9)	$8	$(104)	$(300)		$(405)	(6.9)%

A.

Aircraft fuel and taxes decreased due to a 3.5% decrease in the average fuel cost per gallon to $1.92 and a 1.3% decrease in gallons consumed. Fuel expense for the six months ended June 30, 2007 includes $16.2 million in net fuel derivative contract gains, consisting of $20.7 million in mark-to-market gains related to fuel derivative contracts that will settle during the remainder of 2007, partially offset by losses of $4.5 million for contracts were settled in the current period.

B.

Salaries, wages and benefits were lower year-over-year primarily due to savings generated through a higher pension discount rate and improved asset returns, lower group insurance costs per employee, and savings related to reorganization objectives, partially offset by increases in salaries as a result of an employee profit sharing program, performance incentive plan and stock-based compensation.

C.	Selling and marketing expense, aircraft maintenance materials and repairs expense, other rentals and landing fees, and aircraft rentals were relatively flat year-over-year.
D.	Depreciation and amortization reductions were largely due to the retirement of the DC10 fleet, partially offset by incremental deliveries of A330 aircraft.
E.	Regional carrier expense decreased year-over-year primarily due to the reduction in regional carrier capacity and restructured agreements with our regional airline affiliates.
F.

Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increased outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits. Increased passenger claims, post-emergence bankruptcy related fees, and increased volume also contributed to this variance.

Other Income and Expense.  Non-operating expense decreased $3.0 billion year-over-year, primarily due to a $1.8 billion gain on debt discharge and $1.3 billion in net gains associated with revaluing our assets and liabilities at fresh-start.  See “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s total liquidity, consisting of unrestricted cash, cash equivalents and short-term investments, was $3.3 billion.  This amount excludes $706 million of restricted short-term investments (which may include amounts held as cash).  Included in the Company’s restricted cash balance on June 30, 2007 were cash proceeds of $157 million related to the sale of unsecured claims on behalf of certain employees which were subsequently distributed.

Cash Flows. Liquidity increased by $1.3 billion during the six months ended June 30, 2007, primarily due to net cash provided by operating activities, return of credit card holdbacks, and proceeds from the Rights Offering, partially offset by net cash used in investing activities and payments of long-term debt and capital lease obligations.

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2007 was $1.3 billion, which compares with $758 million of cash provided by operating activities for the six months ended June 30, 2006.  The $1.3 billion in net cash provided by operations was due to net income excluding reorganization items (which was comprised mainly of non-cash items), changes in certain assets and liabilities and a decrease in vendor deposits and holdbacks.

Investing Activities.  Investing activities during the six months ended June 30, 2007 included the purchase of four A330-300, two CRJ900, and one Embraer 175 aircraft and other related costs. Other related costs included engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.   Investing activities for the six months ended June 30, 2006 included the purchase of one A330-200 aircraft and other related costs.

Financing Activities.  Financing activities during the six months ended June 30, 2007 consisted primarily of $750 million in proceeds from the Rights Offering, the financing of one A330-300, two CRJ900, and one Embraer 175 with long-term debt, and the financing of Boeing 787 pre-delivery deposits, partially offset by debt payments and debt prepayments.  Financing activities in the six months ended June 30, 2006 consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to six of the Company’s 757-200 aircraft).

The Company also financed the delivery of three Airbus A330-300 aircraft during the six months ended June 30, 2007 through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s Condensed Consolidated Balance Sheets, but are not classified as a cash flow activity.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under these arrangements, the aggregate amount of debt incurred totaled approximately $251 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the six months ended June 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2007	2006	2007	2006

Airbus A330-200	—	1	—	1
Airbus A330-300	1	—	3	—
CRJ900	2	—	—	—
Embraer 175	1	—	—	—
	4	1	3	1

Debt.  Maturities of long-term debt, excluding capital lease obligations, through December 31, 2011, are as follows (in millions):

remainder of 2007	$201
2008	592
2009	502
2010	411
2011	597

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement (the “DIP/Exit Facility”), consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn.

The DIP/Exit Facility initially bore an interest rate of LIBOR plus 2.50%; however, on March 9, 2007, the Company and the lenders amended the facility to, among other things, reduce the margin applicable to loans by 50 basis points to LIBOR plus 2.0% as well as eliminate minimum credit rating and collateral coverage margin-increase thresholds.  The amendment also permits Northwest to grant liens on the collateral securing obligations under the DIP/Exit Facility to support up to $150 million of Northwest’s obligations under fuel, interest rate and/or currency exchange hedging agreements with any lender that is a party to the DIP/Exit Facility.

Simultaneous with emergence on the Effective Date, the Successor Company converted the DIP/Exit Facility into the Exit Facility (“Exit Facility”).  The final maturity will be August 21, 2013.  Principal on the term loan portion of the Exit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the Exit Facility will continue to bear interest at LIBOR plus 2.0%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Exit Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific route authorities.  The interest rate as of June 30, 2007 was 7.34% on the term loan facility and 7.32% on the revolving credit facility.

The Exit Facility requires ongoing compliance with the following financial covenants:

•      Unrestricted cash of at least $750 million;

•      Collateral coverage ratio of at least 1.50 to 1.00; and

•      Fixed charge coverage ratio as set forth below:

Four Consecutive Fiscal Quarters Ending	Minimum Ratio of EBITDAR to Consolidated Fixed Charges (1)
June 30, 2007	1.30 to 1.00
September 30, 2007	1.40 to 1.00
December 31, 2007 and each quarter ending thereafter	1.50 to 1.00

(1)    For purposes of calculating this ratio, EBITDAR is defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).

As of June 30, 2007, the Company was in compliance with all required financial covenants.

Credit Rating Agency Actions.  Effective May 31, 2007, S&P issued a ‘B+’ corporate credit rating for the Company, and Moody’s issued a ‘B1’ corporate family rating.  Both credit rating agencies issued a stable ratings outlook for the Company.  Prior to the Company’s emergence from bankruptcy on May 31, 2007, the S&P corporate credit rating and Moody’s corporate family rating were ‘D’ (default) and ‘withdrawn’, respectively.

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately (in millions):

remainder of 2007	$975
2008	1,905
2009	467
2010	770
2011	79

Pension Funding Obligations. The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage is provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.

The Pension Protection Act of 2006 (“2006 Pension Act”) was signed into law on August 17, 2006. The 2006 Pension Act allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan has no deficiency as of September 30, 2006.  New contributions that came due under the 2006 Pension Act funding rules were paid while Northwest was in bankruptcy and must continue to be paid going forward.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

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

Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $128 million.

Critical Accounting Estimates

Fresh-Start Reporting.  As previously noted, the Company’s asset values were remeasured on the Effective Date using fair value, which is allocated in conformity with SFAS No. 141.  In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates.  Deferred taxes are reported in conformity with SFAS No. 109.  In estimating fair value, we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, which we adopted in conjunction with our adoption of fresh-start reporting.  SFAS No. 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Estimates of fair value represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  In accordance with SFAS No. 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy.  Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.  See “Item 1. Financial Statements, Note 5 – Fair Value Measurements” for additional information regarding assets and liabilities remeasured at fair value on the Effective Date.

To facilitate the calculation of the enterprise value of the Successor Company, Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed as of the Effective Date to the Unsecured Creditors.  The valuation methods included (i) a comparison of the Company and its projected performance to the market values of comparable companies; and (ii) two variants of discounted cash flow analysis which were weighted 40 and 60 percent in the calculation of the baseline valuation range.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

Frequent Flyer Program:  Northwest operates a frequent flyer loyalty program known as “WorldPerks.”  WorldPerks is designed to retain and increase traveler loyalty by offering incentives to travelers for their continued patronage.  Under the WorldPerks program, miles are earned by flying on Northwest or its alliance partners and by using the services of program partners for such things as credit card use, hotel stays, car rentals and other activities.  Northwest sells mileage credits to the program and alliance partners.  WorldPerks members accumulate mileage in their accounts and later redeem mileage for free or upgraded travel on Northwest and alliance partners.  WorldPerks members that achieve certain mileage thresholds also receive enhanced service benefits from Northwest such as special service lines, advance flight boarding and upgrades.

The Company adopted a deferred revenue method to recognize frequent flyer liabilities on the Effective Date.  Under this method, we account for miles earned and sold as separate deliverables in a multiple element arrangement as prescribed by EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  Therefore, mileage credits earned on or after June 1, 2007 are now deferred based upon the price we sell mileage credits to other airlines (“deferred mileage credits”), which we believe represents the best evidence of their fair value in accordance with EITF No. 00-21.  The revenue on deferred frequent flyer miles will be recognized when the miles are ultimately redeemed through flight, upgrades or other means, or when it becomes remote that the miles will ever be used.  Estimating deferred mileage credits that will not be redeemed requires significant management judgment. Based on current program rules and historical redemption trends, the Company records passenger revenue associated with deferred mileage credits if the mile is unredeemed seven years after issuance.

We previously accounted for frequent flyer miles earned on Northwest flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis.  Also in conjunction with the adoption of the new accounting policy, Northwest began recording a component of the payments received from non-airline marketing partners in Other Revenue rather than in Passenger Revenue.  The component recognized as Other Revenue is the portion of the payment received that represents the amount paid by the marketing partner in excess of the value of the deferred mileage credits.

As a result of the application of fresh-start reporting, the WorldPerks frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members.  At June 30, 2007, the Company had recorded deferred revenue for its frequent flyer program totaling $2.0 billion. At March 31, 2007, the Company had recorded an incremental cost liability and deferred revenue for its frequent flyer program totaling $412 million.  A hypothetical 1% increase or decrease in the number of outstanding miles would result in a change of approximately $19 million to the deferred revenue liability.

Operating Revenues:  The value of unused passenger tickets, miscellaneous change orders (“MCO’s”) and travel credit vouchers (“TCV’s”) are included in current liabilities as air traffic liability.  Passenger and cargo revenues are recognized when the transportation is provided or when the ticket expires.  Unused domestic passenger tickets generally expire one year from scheduled travel.  Unused international passenger tickets generally expire one year from ticket issuance.  On the Effective Date, the Company revised the accounting method used to recognize revenue for unused tickets, adopting the delayed recognition approach.  Under the delayed recognition approach, no revenue is recognized on an unused ticket until the validity period has expired and the ticket can no longer be used; therefore, management estimates are no longer required to recognize breakage revenue.  Prior to the Effective Date, the Company recognized breakage associated with unused passenger tickets based on estimates of future breakage based on historical breakage trends.

Significant Company Announcements

Request for New Route Authorities to China.  The DOT plans to award six new China routes that become available between 2007 and 2009.  In response, the Company has filed a request with the DOT seeking rights to provide nonstop service between Detroit and Shanghai, as well as between Detroit and Beijing.  Northwest would use Boeing 747-400 aircraft for Detroit to Shanghai service, if selected for a 2007 award.  If selected for 2009 service, Northwest plans to use Boeing 787 Dreamliners for both routes.

Antitrust Immunity.  SkyTeam carriers Air France, Alitalia, CSA Czech Airlines (“CSA”), Delta Air Lines, Inc. (“Delta”), KLM Royal Dutch Airlines (“KLM”) and Northwest, applied with the DOT for antitrust immunity for transatlantic routings.  Delta currently has antitrust immunity with Air France, Alitalia and CSA, while Northwest has antitrust immunity with KLM.  Included in the application is a joint venture agreement between Air France, Delta, KLM and Northwest that would create a comprehensive and integrated partnership among the four SkyTeam members across the Atlantic.  This application is the first under the landmark European Union – U.S. open skies treaty.

Airlink Operations.  On June 7, 2007, Mesaba Aviation, Inc. completed its first revenue flight with the new 76-seat Bombardier CRJ900 aircraft.  The CRJ900 offers dual-class service with 12 seats in first class, arranged in a one seat-aisle-two seat configuration, and 64 seats in coach class, arranged in a two seat-aisle-two seat configuration.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company did not hedge any of its yen-denominated sales during the three months ended June 30, 2007 and 2006.  The average market yen rate for the quarters ended June 30, 2007 and 2006 was 120.3 and 115.3, respectively.  As of June 30, 2007, the Company had no hedges in place for its anticipated 2007 yen-denominated sales.  This compares to 8.5% of its remaining anticipated 2006 yen-denominated sales hedged as of June 30, 2006.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing an $18 million variance for each one-cent change in the cost per gallon of fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  As of June 30, 2007, the Company had hedged the price of approximately 35% of its projected fuel requirements for the remainder of 2007, through a combination of collar options and fixed price swap agreements.  Including additional collar options entered into on August 7, 2007, the Company has hedged the price of approximately 35% of its projected fuel requirements for July and August 2007, and approximately 50% of its projected fuel requirements for September through December 2007.

The collar options in place at June 30, 2007, which hedge the price of approximately 25% of the Company’s projected fuel requirements for the remainder of 2007, consisted of crude oil put options with a price range of $53 to $55.95 per barrel, and related call options at a price of $72 per barrel.  The fixed price crude oil swap agreements, which hedge the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, included agreements with a price range of $62 to $64.98 per barrel.  The collar options entered into on August 7, 2007, which hedge the price of approximately 15% of the Company’s projected fuel requirements for September through December 2007, consisted of crude oil put options with a price of $60 per barrel, and related call options at a price of $78.70 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of June 30, 2007.  The Company records any changes in the contracts’ values as mark-to-market adjustments through the statement of operations on a monthly basis.  Net losses of $6.4 million were recorded as increases in fuel expense during the three months ended June 30, 2007, including $7.8 million in mark-to-market losses related to fuel derivative contracts that will settle in the remainder of 2007, partially offset by gains of $1.4 million for contracts that settled in the current period.  Effective June 2007, the Company began allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our Airlink partners.  For the month ended June 30, 2007, gains of $1.8 million were recorded as a reduction to regional carrier expense.  As of June 30, 2006, the Company had hedged the price of approximately 25% of its projected fuel requirements for the second half of 2006 through collar options established at a crude oil price of $65 to $79.40 per barrel, and had recorded $2.6 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million. As of June 30, 2007, the total cumulative notional amount was $450 million. The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.   As of June 30, 2007, the Company had recorded $1.0 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

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

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements.  Such risks and uncertainties include, among others, the ability of the company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations and inflation.  Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in the company’s Securities and Exchange Commission filings, including the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and any quarterly report on Form 10-Q and current report on Form 8-K filed by the Company since the filing of such Annual Report.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of June 30, 2007, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal second quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than controls established to properly implement fresh-start reporting (including the adoption of certain new accounting policies which created material changes related to the Company’s WorldPerks frequent flyer accounting, the method in which the Company recognizes revenue for unused passenger tickets, and the methods used to measure the fair value of assets and liabilities) upon emergence from bankruptcy on May 31, 2007.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

As discussed elsewhere in this Form 10-Q, on September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  On May 31, 2007, the Debtors emerged from bankruptcy.  The reorganization cases were jointly administered under the caption “In re NWA Corp., et al., Case No. 05-17930 (ALG).”  The Confirmation Order provided for the discharge upon the Effective Date of the Debtors from all Claims (as defined in the Plan) based upon acts or omissions that occurred prior to the Effective Date.  In addition, as established by the Confirmation Order, holders of pre-Effective Date claims are enjoined from commencing or continuing any action or proceeding against the Reorganized Debtors with respect to such claims, except as otherwise permitted by the Bankruptcy Court for purposes of determining the amount of their respective claims.  The legal proceedings specifically described in the Company’s Annual Report on Form 10-K for 2006 are subject to the injunction established by the Confirmation Order.

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

Item 6.	Exhibits.

(a)	Exhibits:

	10.1	Description of Compensation for Non-Employee Directors of Northwest Airlines Corporation
	10.2	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan
	10.3	Form of Award Agreement for Restricted Stock Units Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan
	10.4	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan
	12.1	Computation of Ratio of Earnings to Fixed Charges
	12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of August 2007.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Description of Compensation for Non-Employee Directors of Northwest Airlines Corporation
10.2	Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan
10.3	Form of Award Agreement for Restricted Stock Units Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan
10.4	Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer