Form 10-Q
period 2007-09-30
NORTHWEST AIRLINES CORP
filed 2007-11-09
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒     No ☐

As of October 31, 2007, there were 233,749,927 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Unaudited, in millions except per share amounts)	2007	2006
Operating Revenues
Passenger	$2,577	$2,554
Regional carrier revenues	379	358
Cargo	212	254
Other	210	241
Total operating revenues	3,378	3,407

Operating Expenses
Aircraft fuel and taxes	873	948
Salaries, wages and benefits	660	678
Aircraft maintenance materials and repairs	210	170
Selling and marketing	185	199
Other rentals and landing fees	142	151
Depreciation and amortization	122	122
Aircraft rentals	93	52
Regional carrier expenses	192	356
Other	442	365
Total operating expenses	2,919	3,041
Operating Income (Loss)	459	366

Other Income (Expense)
Interest expense, net	(107)	(137)
Investment income	52	30
Reorganization items, net	—	(1,431)
Other, net	1	(1)
Total other income (expense)	(54)	(1,539)
Income (Loss) Before Income Taxes	405	(1,173)

Income tax expense (benefit)	161	6

Net Income (Loss) Applicable to Common Stockholders	$244	$(1,179)

Earnings (loss) per common share:
Basic	$0.93	$(13.50)
Diluted	$0.93	$(13.50)

Average shares used in computation:
Basic	262	87
Diluted	262	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period From	Period From	Nine Months
	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,
(Unaudited, in millions except per share amounts)	2007	2007	2006
Operating Revenues
Passenger	$3,438	$3,768	$7,028
Regional carrier revenues	514	521	1,093
Cargo	281	318	704
Other	275	317	763
Total operating revenues	4,508	4,924	9,588

Operating Expenses
Aircraft fuel and taxes	1,140	1,286	2,578
Salaries, wages and benefits	865	1,027	2,029
Aircraft maintenance materials and repairs	274	303	542
Selling and marketing	250	315	583
Other rentals and landing fees	188	235	436
Depreciation and amortization	161	206	390
Aircraft rentals	124	160	174
Regional carrier expenses	255	345	1,088
Other	597	684	1,122
Total operating expenses	3,854	4,561	8,942
Operating Income (Loss)	654	363	646

Other Income (Expense)
Interest expense, net	(147)	(219)	(413)
Investment income	69	56	73
Reorganization items, net	—	1,551	(2,870)
Other, net	4	(2)	2
Total other income (expense)	(74)	1,386	(3,208)
Income (Loss) Before Income Taxes	580	1,749	(2,562)

Income tax expense (benefit)	230	(2)	6

Net Income (Loss) Applicable to Common Stockholders	$350	$1,751	$(2,568)

Earnings (loss) per common share:
Basic	$1.33	$20.03	$(29.42)
Diluted	$1.33	$14.28	$(29.42)

Average shares used in computation:
Basic	262	87	87
Diluted	262	113	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30,	December 31,
(Unaudited, in millions)	2007	2006
Assets

Current Assets
Cash and cash equivalents	$2,559	$1,461
Unrestricted short-term investments	572	597
Restricted cash, cash equivalents and short-term investments	739	424
Accounts receivable, less allowance (2007—$4, 2006—$14)	726	638
Flight equipment spare parts, less allowance (2007—$5, 2006—$255)	136	104
Prepaid expenses and other	301	342
Total current assets	5,033	3,566

Property and Equipment
Flight equipment, net	7,249	7,609
Other property and equipment, net	553	571
Total property and equipment, net	7,802	8,180

Flight Equipment Under Capital Leases, net	8	12

Other Assets
Goodwill	6,029	8
International routes, less accumulated amortization (2007—$1; 2006—$334)	2,977	634
Other intangibles, less accumulated amortization (2007—$31; 2006—$11)	2,159	21
Investments in affiliated companies	166	42
Other, less accumulated depreciation and amortization (2007—$5; 2006—$914)	219	752
Total other assets	11,550	1,457
Total Assets	$24,393	$13,215

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability/deferred frequent flyer liability	$2,066	$1,557
Accounts payable and other liabilities	1,596	1,441
Current maturities of long-term debt	474	213
Current maturities of capital lease obligations	3	—
Total current liabilities	4,139	3,211

Long-Term Debt	6,312	3,899

Long-Term Obligations Under Capital Leases	125	—

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,444	86
Deferred frequent flyer liability	1,548	—
Deferred income taxes	1,131	—
Other	140	161
Total deferred credits and other liabilities	6,263	247

Liabilities Subject to Compromise	—	13,572

Preferred Redeemable Stock Subject to Compromise	—	277

Common Stockholders’ Equity (Deficit)
Predecessor Company common stock, $.01 par value; shares authorized—315,000,000; shares issued—111,374,977 at December 31, 2006	—	1
Successor Company common stock, $.01 par value; shares authorized—400,000,000; shares issued—202,511,063 at September 30, 2007	2	—
Additional paid-in capital	7,208	1,505
Retained earnings (accumulated deficit)	350	(7,384)
Accumulated other comprehensive income (loss)	(6)	(1,100)
Predecessor Company treasury stock (2006—24,024,317 shares)	—	(1,013)
Successor Company treasury stock (2007—1,410) at September 30, 2007	—	—
Total common stockholders’ equity (deficit)	7,554	(7,991)
Total Liabilities and Stockholders’ Equity (Deficit)	$24,393	$13,215

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from	Nine Months
	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,
(Unaudited, in millions)	2007	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$350	$1,751	$(2,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161	206	390
Income tax expense (benefit)	230	(2)	6
Pension and other postretirement benefit contributions less than (greater than) expense	(10)	3	227
Stock-based compensation	41	—	—
Reorganization items, net	—	(1,551)	2,870
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Changes in certain assets and liabilities	(391)	441	270
Long-term vendor deposits/holdbacks	162	163	(23)
Post-emergence reorganization payments	(151)	—	—
Other, net	(21)	13	(1)
Net cash provided by (used in) operating activities	371	1,024	1,171

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	—	5	21

Cash Flows from Investing Activities
Capital expenditures	(387)	(312)	(253)
Purchase of short-term investments	—	(44)	(18)
Proceeds from sales of short-term investments	72	15	32
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(205)	(74)	(102)
Cash and cash equivalents acquired in acquisition of Mesaba Aviation, Inc.	—	16	—
Proceeds from sale of property, equipment and other assets	258	1	—
Other, net	1	—	11
Net cash provided by (used in) investing activities	(261)	(398)	(330)

Cash Flows from Financing Activities
Proceeds from long-term debt	409	326	1,302
Payments of long-term debt and capital lease obligations	(516)	(610)	(1,342)
Proceeds from equity rights offering	750	—	—
Other, net	(1)	(1)	(18)
Net cash provided by (used in) financing activities	642	(285)	(58)

Increase (Decrease) in Cash and Cash Equivalents	752	346	804

Cash and cash equivalents at beginning of period	1,807	1,461	684
Cash and cash equivalents at end of period	$2,559	$1,807	$1,488

Available to be borrowed under credit facilities	$127	$127	$—

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,131	$2,445	$2,073

Supplemental Cash Flow Information:
Interest paid	$113	$208	$109
Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$335	$167	$188

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

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses. Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving more than 240 cities in 25 countries in North America, Asia and Europe. Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”), membership in SkyTeam, a global airlines alliance with KLM, Continental, Delta, Air France, Alitalia, Aeroméxico, CSA Czech Airlines, Korean Air and Aeroflot, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”) and Compass Airlines, Inc. (“Compass”), which currently operate as Northwest Airlink carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

As a result of the application of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007. References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to June 1, 2007. See “Note 3 – Fresh-Start Reporting” for further details.

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

Note 2 – Voluntary Reorganization Under Chapter 11

Background and General Bankruptcy Matters. The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings is set forth in the 2006 Form 10-K or may be obtained at http://www.nwa-restructuring.com.

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

Pursuant to terms of the Plan of Reorganization, approximately 225.8 million of the Successor Company’s common stock will be issued to holders of allowed general unsecured claims and 8.6 million shares will be issued to holders who also held a guaranty claim from the Debtors. Once a claim is allowed consistent with the claims resolution process, the claimant is entitled to a distribution of new common stock. Approximately 197.5 million shares of new common stock were issued and distributed on or about May 31, 2007, July 16, 2007, and October 1, 2007, as part of the initial distributions in respect of valid unsecured claims totaling $7.8 billion. Additionally, approximately 7.9 million shares of new common stock were distributed in respect of valid unsecured guaranty claims. In total, there are approximately 29.0 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization. Of these shares, approximately 28.3 million are being held in reserve relating to disputed unsecured claims totaling $1.1 billion and 0.7 million are being held in reserve relating to unsecured guaranty claims totaling $295 million.

The Company estimates that the probable range of unsecured claims to be allowed will be between $8.0 and $8.4 billion. Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Predecessor Company will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued Common Stock of the Successor Company.

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

Preliminary estimates of fair value included in the Successor Company financial statements represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing were not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS No. 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on asset and liability valuations becomes available. Future adjustments may result from:

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

To facilitate the calculation of the enterprise value of the Successor Company, Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed as of the Effective Date to the unsecured creditors. The enterprise valuation included (i) a 40% weighting towards a comparable company analysis based on financial ratios and multiples of comparable companies, which were then applied to the financial projections developed by the Company to arrive at an enterprise value; and (ii) a 60% weighting towards a discounted cash flow analysis which measures the projected multi-year, un-levered free cash flows of the Company to arrive at an enterprise value.

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

As part of the provisions of SOP 90-7, we were required to adopt on June 1, 2007 all accounting guidance that was going to be effective within the subsequent twelve-month period. See “Note 4 – Summary of Significant Accounting Policies, New Accounting Standards” and “Note 5 – Fair Value Measurements” for additional information.

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

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Condensed Consolidated Balance Sheet are as follows:

		(a)	(b)	(c)	(d)
			New Credit
			Facility	New		(Successor)
	(Predecessor)	Debt Discharge &	Financing	Equity	Fresh-Start	Reorganized
(in millions)	May 31, 2007	Reclassification	Transactions	Issued	Adjustments	June 1, 2007

ASSETS

CURRENT ASSETS
Cash, cash equivalents and unrestricted short-term investments	$2,465	$(20)	$—	$750	$—	$3,195
Restricted cash, cash equivalents and short-term investments	974	—	—	—	170	1,144
Accounts receivable, less allowance	587	—	—	—	(9)	578
Flight equipment spare parts and maintenance and operating supplies	217	—	—	—	31	248
Prepaid expenses and other	254	—	—	(22)	(51)	181
Total current assets	4,497	(20)	—	728	141	5,346

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	7,767	—	—	—	(1,068)	6,699
Other property and equipment, net	477	—	—	—	69	546
Total property and equipment, net	8,244	—	—	—	(999)	7,245

OTHER ASSETS
Goodwill	18	—	—	—	6,239	6,257
International routes and other intangible assets	653	—	—	—	4,513	5,166
Investments in affiliated companies	22	—	—	—	143	165
Other	739	—	—	—	(267)	472
Total other assets	1,432	—	—	—	10,628	12,060

Total Assets	$14,173	$(20)	$—	$728	$9,770	$24,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Air traffic liability/deferred frequent flyer liability	$2,006	$—	$—	$—	$274	$2,280
Accrued compensation and benefits	445	4	—	—	(20)	429
Accounts payable	1,538	179	—	—	5	1,722
Current maturities of long-term debt and capital lease obligations	218	305	(10)	—	—	513
Current maturities of long-term debt - exit financing	—	—	10	—	—	10
Other	87	—	—	—	(49)	38
Total current liabilities	4,294	488	—	—	210	4,992

LONG-TERM OBLIGATIONS
Long-term debt and obligations under capital leases	4,149	1,993	(1,215)	—	22	4,949
Exit Financing	—	—	1,215	—	—	1,215
Total long-term obligations	4,149	1,993	—	—	22	6,164

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	86	3,786	—	—	(426)	3,446
Deferred frequent flyer liability	—	—	—	—	1,549	1,549
Deferred income taxes	4	—	—	—	1,127	1,131
Other	275	125	—	—	(209)	191
Total deferred credits and other liabilities	365	3,911	—	—	2,041	6,317

LIABILITIES SUBJECT TO COMPROMISE	14,350	(14,350)	—	—	—	—

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	275	(275)	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, additional paid-in capital and treasury stock	495	—	—	—	(495)	—
Retained earnings (accumulated deficit)	(8,655)	1,763	—	—	6,892	—
Accumulated other comprehensive income (loss)	(1,100)	—	—	—	1,100	—
Successor Company common stock and additional paid-in capital	—	6,450	—	728	—	7,178
Total common stockholders’ equity (deficit)	(9,260)	8,213	—	728	7,497	7,178

Total Liabilities and Stockholders’ Equity (Deficit)	$14,173	$(20)	$—	$728	$9,770	$24,651

(a)       Debt Discharge and Reclassification.  This column reflects the discharge of $8.2 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Pursuant to the Plan, the holders of general unsecured claims and guaranty claims together will receive approximately 234 million common shares of the Successor Company in satisfaction of such claims.

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

(b)       New Credit Facility Financing Transactions.  In connection with the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Senior Corporate Credit Facility was converted into the Exit Facility in accordance with its terms. See “Note 10 - Long-Term Debt and Short-Term Borrowings” for further details.

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

•                  The pension and OPEB liability balances were reduced by $0.4 billion due to the required remeasurement at emergence.  The weighted average discount rate used in our remeasurement was 6.17% at May 31, 2007, compared with a weighted average discount rate of 5.93% as of our last remeasurement date, December 31, 2006;

•                  The Company’s air traffic liability balance was increased by $0.3 billion to its estimated fair value; and

•                  Entries were recorded to eliminate the Predecessor Company’s equity balances and establish the opening equity balances of the Successor Company.

Additionally, goodwill of $6.2 billion was recorded to reflect the excess of the Successor Company’s reorganization value over the value of tangible and identifiable intangible assets. Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact the reported value of goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

Note 4 – Significant Accounting Policies

Basis of Consolidation.  NWA Corp. is a holding company whose operating subsidiary is Northwest. The consolidated financial statements include the accounts of NWA Corp. and all consolidated subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20% to 50% owned companies, as well as Pinnacle, are accounted for by the equity method. Other investments are accounted for by the cost method.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Cash and Cash Equivalents.  Cash equivalents are carried at cost and consist primarily of cash and unrestricted money market funds. These highly liquid instruments approximate fair value due to their short maturities. The Company classifies investments with a maturity of more than three months as short-term investments.

Restricted Cash.  The Company in the ordinary course of business collects funds from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed. These collections include U.S. transportation taxes, passenger facility charges and fuel taxes, which are collected in the capacity of an agent and are presented on a net basis. Withholdings include the employee portion of payroll taxes, among others. The Company has also established an irrevocable tax trust and a VEBA trust; cash held in these trusts is included in restricted cash.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated statements of operations, and recorded as a liability until remitted to the respective taxing authority.

Use of Estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Estimates of fair value represent the Company’s best estimates based on appraisals and valuations and, where the foregoing were not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS No. 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy, as final appraisals and valuations of certain assets and liabilities are completed. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

Presentation of Regional Carrier Related Revenue and Expense Items.  In conjunction with the effectiveness of the Amended Pinnacle ASA and the Stock Purchase and Reorganization Agreement with Mesaba, the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007. This change in presentation had no impact on the Company’s first, second, or third quarter 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements for the three months ended September 30, 2006, Other Operating Revenues would have decreased $55 million, Depreciation and Amortization Expense would have increased by $1 million, Aircraft Rentals Expense would have increased $43 million, Regional Carrier Expenses would have decreased $99 million, and the Operating Income would have been unchanged.

If this change in presentation was retroactively applied to prior year financial statements for the nine months ended September 30, 2006, Other Operating Revenues would have decreased $159 million, Depreciation and Amortization Expense would have increased by $3 million, Aircraft Rentals Expense would have increased $142 million, Regional Carrier Expenses would have decreased $304 million, and the Operating Income would have been unchanged.

Operating Revenues.  The value of unused passenger tickets, miscellaneous change orders (“MCO’s”) and travel credit vouchers (“TCV’s”) are included in current liabilities as air traffic liability. Passenger and cargo revenues are recognized when the transportation is provided or when the ticket expires. Unused domestic passenger tickets generally expire one year from scheduled travel. Unused international passenger tickets generally expire one year from ticket issuance. On the Effective Date, the Company revised the accounting method used to recognize revenue for unused tickets, adopting the delayed recognition approach. Under the delayed recognition approach, no revenue is recognized on an unused ticket until the validity period has expired and the ticket can no longer be used. Prior to the Effective Date, the Company recognized breakage associated with unused passenger tickets based on estimates of future breakage based on historical breakage trends.

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

The Company adopted a deferred revenue method to recognize frequent flyer revenues on the Effective Date. Under this method, we account for miles earned and sold as separate deliverables in a multiple element arrangement as prescribed by EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Therefore, mileage credits earned on or after June 1, 2007 are now deferred based upon the price for which we sell mileage credits to other airlines (“deferred mileage credits”), which we believe represents the best evidence of their fair value in accordance with EITF No. 00-21. The revenue on deferred frequent flyer miles will be recognized when the miles are ultimately redeemed through flight, upgrades or other means, or when it becomes remote that the miles will ever be used. Estimating deferred mileage credits that will not be redeemed requires significant management judgment. Based on current program rules and historical redemption trends, the Company records passenger revenue associated with deferred mileage credits if the mile is unredeemed seven years after issuance.

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

As a result of the application of fresh-start reporting, the WorldPerks frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members. The Company recorded deferred revenue for its frequent flyer program of $2.0 billion as of September 30, 2007. At December 31, 2006, the Company had recorded an incremental cost liability and deferred revenue for its frequent flyer program totaling $412 million.

Other Revenues.  Other revenues include MLT revenues, transportation related fees, charter revenues, and non-transportation related partner payments. These receipts are recognized as other revenue when the service is provided. Transportation related fees include the fees charged in association with changes or extensions to passenger tickets and are recognized in other revenue at the time the fee is incurred. Change fees are non-refundable and are considered a separate transaction from the air transportation; revenue for change fees is recognized at the time the fees are incurred as all services related to the ticket exchange were completed at the time of the exchange.

Property, Equipment and Depreciation.  Owned operating property and equipment and equipment under capital leases used in operations were remeasured at fair values in accordance with SFAS No. 141, as of the Effective Date. The Company records additions to property and equipment at cost when acquired. Property and equipment under capital lease, and related obligations for future lease payments, are recorded at amounts equal to the initial present value of those lease payments.

Depreciation is based on the straight-line method over assets’ estimated useful lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured, or the estimated useful life of the related asset, whichever is less. On the Effective Date, the Successor Company increased the depreciable lives of certain wide-body aircraft to better reflect the period over which those assets will be used. Future purchases of aircraft will be depreciated to estimated salvage values, over lives of 20 to 30 years; buildings and leasehold improvements will be depreciated up to 31.5 years; and other property and equipment will be depreciated over lives of three to 20 years.

The Company accounts for certain airport leases under EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Government Unit or Authority to Entities that Enter into Leases with Government Entities (“EITF 97-10”), which require the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet. Capitalized expenditures of $89.4 million at September 30, 2007 which relate to airport improvements at Memphis, Knoxville and Seattle were recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases. Also in accordance with EITF 97-10, capital expenditures associated with a construction project at the Detroit airport were reflected in other property and equipment with a corresponding liability on the balance sheet. This amount totaled $8.2 million at September 30, 2007. Upon completion of the project, the corresponding asset and obligation will be removed from the balance sheet and will be accounted for as an operating lease.

Impairment of Long-Lived Assets.  The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets. The current fair market value is determined by independent appraisal or published sales values of similar assets and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations. If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

Flight Equipment Spare Parts.  On the Effective Date, flight equipment spare parts were remeasured at current replacement cost in accordance with SFAS No. 141. Inventories are expensed when consumed in operations or scrapped. An allowance for obsolescence is provided based on calculations defined by the type of spare part. This obsolescence reserve is recorded over the useful life of the associated aircraft.

Airframe and Engine Maintenance.  Routine maintenance, airframe and engine overhauls are charged to expense as incurred or accrued when a contractual obligation exists, such as induction of an asset at a vendor for service or on the basis of hours flown for certain costs covered by power-by-the-hour type agreements. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

Goodwill and Intangibles.  Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7. Northwest’s goodwill mainly consists of three components:

•                  A valuation allowance recorded against our net deferred tax assets, as required by SFAS No. 109; this valuation allowance will be reversed against goodwill when the Company reports income in future periods.

•                  Revenue-generating intangibles that do not meet the contractual or separable criteria of SFAS No. 141, including our flight network and international routes to open skies countries.

•                  The value inherent in future customer relationships due to Northwest’s ability to attract new customers.

Identifiable intangible assets consist primarily of international route authorities, trade names, the WorldPerks customer database, airport slots/airport operating rights, certain partner contracts and other items. International route authorities, certain airport slots/airport operating rights and trade-names are indefinite-lived and, as such, are not amortized. The Company’s definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of four to 30 years.

The following table presents information about our intangible assets, including goodwill, at September 30, 2007 and December 31, 2006:

		Successor September 30, 2007		Predecessor December 31, 2006
(in thousands)	Asset Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
SkyTeam alliance & other code share partners	30	$461,900	$(5,132)	$—	$—
England routes	5	16,000	(1,067)	—	—
NWA customer relationships	9	530,000	(19,629)	—	—
WorldPerks affinity card contract	15	195,700	(4,349)	—	—
WorldPerks marketing partner relationships	22	43,000	(652)	—	—
Visa contract	4	11,900	(992)	—	—
Gates		—	—	90,675	(78,326)

Pacific routes and Narita slots/airport operating rights	Indefinite	2,961,700	—	967,639	(333,679)
NWA trade name and other	Indefinite	663,700	—	1,690	(190)
Slots/airport operating rights	Indefinite	283,300	—	30,457	(11,248)
Goodwill	Indefinite	6,028,977	—	7,740	—

		$11,196,177	$(31,821)	$1,098,201	$(423,443)

Total amortization expense recognized was approximately $23.9 million and $0.4 million for the three month periods ended September 30, 2007 and September 30, 2006, respectively. Amortization expense of $0.6 million was recognized for the five month period ended May 31, 2007, $31.9 million for the four month period ended September 30, 2007 and $1.1 million for the nine months ended September 30, 2006. We expect to record amortization expense of $23.9 million for the three months ended December 31, 2007, $95.5 million per year from 2008 through 2010 and $93.7 million in 2011.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero. During the third quarter of 2007, goodwill decreased $162 million due to the use of tax net operating losses and increased $3 million due to additional information to finalize certain valuations performed at emergence. During the second quarter of 2007, goodwill decreased $68 million due to the use of tax net operating losses.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we will apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis or on an interim basis when a triggering event occurs. The Company intends to use October 1st as its annual impairment test date for our goodwill and indefinite-lived intangible assets, and we are presently updating estimates used in the application of fresh-start reporting to perform these tests.

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

Advertising.  Advertising costs, included in selling and marketing expenses, are expensed as incurred.

Stock-Based Compensation.  Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”). On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan of Reorganization. On the Effective Date, the Management Equity Plan of the Successor Company provided for in the Plan of Reorganization became effective. See “Note 14 – Stock-Based Compensation” for additional information. The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006. Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period, generally the required service period. The Company uses straight-line recognition for awards subject to graded vesting. SFAS No. 123R also requires the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.

Foreign Currency.  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses included in net income.

Deferred Tax Assets.  The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities. Under the provisions of SFAS No. 109, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied. All available evidence must be considered in the determination of whether sufficient future taxable income will exist. Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods. Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets. As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized. On the Effective Date, the Company restated deferred taxes based on the remeasured values of the Successor Company and in accordance with SFAS No. 109. Use of net operating losses from the Predecessor Company that require valuation allowances under SFAS No. 109 are recognized as an adjustment to goodwill when used by the Successor Company.

New Accounting Standards.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies SFAS No. 109. FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes. FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted FIN 48 as of January 1, 2007, and no change was required to its reserve for uncertain income tax positions under FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits all entities to elect to measure eligible financial instruments at fair value on a recurring basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and may not be applied retrospectively to prior fiscal years. The Successor Company did not elect to measure any eligible financial instruments at fair value under this guidance.

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

	Successor
		Quoted Prices in
	As of	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable	Valuation
(in millions)	2007	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Technique
ASSETS
Cash and cash equivalents	$2,559	$2,559	$—	$—	(A)
Unrestricted short-term investments	572	572	—	—	(A)
Restricted cash, cash equivalents, and short-term investments	739	739	—	—	(A)
Derivatives	48	48	—	—	(A)
Total	$3,918	$3,918	$—	$—

Note 6 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo. Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate. The following table shows the operating revenues for each region:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In millions)	2007	2006
Domestic	$2,156	$2,250
Pacific, principally Japan	766	782
Atlantic	456	375
Total operating revenues	$3,378	$3,407

	Successor	Predecessor
	Period from	Period from	Nine Months
	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,
(In millions)	2007	2007	2006
Domestic	$2,906	$3,346	$6,561
Pacific, principally Japan	998	1,064	2,042
Atlantic	604	514	985
Total operating revenues	$4,508	$4,924	$9,588

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 7 – Reorganization Related Items

In accordance with SOP 90-7, the financial statements for the Predecessor periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company. In connection with its bankruptcy proceedings, implementation of our Plan of Reorganization and adoption of fresh-start accounting, the Company recorded the following largely non-cash reorganization income/(expense) items:

	Predecessor
	Three Months	Period from	Nine Months
	Ended	January 1 to	Ended
	September 30,	May 31,	September 30,
(In millions)	2006	2007	2006
Discharge of unsecured claims and liabilities (a)	$—	$1,763	$—
Revaluation of frequent flyer obligations (b)	—	(1,559)	—
Revaluation of other assets and liabilities (c)	—	2,816	—
Employee-related charges (d)	(1,405)	(312)	(1,358)
Abandonment of aircraft and buildings (d)	(29)	(323)	(140)
Restructured aircraft lease/debt charges (d)	(7)	(74)	(1,330)
Professional fees	(15)	(60)	(41)
Other (d)	25	(700)	(1)
Reorganization items, net	$(1,431)	$1,551	$(2,870)

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

(d)         Prior to emergence, the Company recorded its final provisions for allowed or projected unsecured claims including employee-related Association of Flight Attendants - Communication Workers of America (“AFA-CWA”) contract related claims, other employee-related claims, claims associated with restructured aircraft lease/debt, and municipal bond obligation related settlements.

For the three and nine months ended September 30, 2006, reorganization items largely consisted of negotiated employee claims associated with the Company’s implementation of new contract terms with the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”), the Aircraft Technical Support Association (“ATSA”), the Transport Workers Union of America (“TWU”) and the Northwest Airlines Meteorologists Association (“NAMA”). In addition, the Company recorded pension plan curtailment charges associated with the freezing of the contract pension plan and other non-cash items.

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003. The Company continues to maintain a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows:

	Successor	Predecessor
	September 30,	December 31,
(In millions)	2007	2006
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,702	$2,219
Accounting basis of intangible assets in excess of tax basis	1,879	—
Other	103	71
Total deferred tax liabilities	3,684	2,290

Deferred tax assets:
Expenses not yet deducted for tax purposes	210	253
Reorganization charges not yet deducted for tax purposes	1,062	1,526
Pension and postretirement benefits	1,336	1,476
Deferred revenue	784	—
Travel award programs	—	104
Net operating loss carryforward	1,114	1,216
Alternative minimum tax credit carryforward	137	134
Other	58	17
Total deferred tax assets	4,701	4,726
Valuation allowance for deferred tax assets	(2,148)	(2,436)
Net deferred tax assets	2,553	2,290
Net deferred tax liability	$1,131	$—

At September 30, 2007, the Company has certain federal deferred tax assets available for use in the regular tax system and the alternative minimum tax (“AMT”) system. The deferred tax assets available in the regular tax system include:  NOLs of $3.1 billion, AMT credits of $137 million, general business tax credits of $6 million and foreign tax credits of $17 million. The deferred tax assets available in the AMT system are:  NOLs of $3.1 billion and foreign tax credits of $14 million. AMT credits available in the regular tax system have an unlimited carryforward period and all other deferred tax assets in both systems are available for years beyond 2007, expiring in 2008 through 2027.

The Company also has the following deferred tax assets available at September 30, 2007, for use in certain states:  NOLs with a tax benefit value of approximately $77 million are available for years beyond 2007, expiring in 2008 through 2027, and state job tax credits of $7 million are available for years beyond 2007, expiring in 2008 through 2011.

The valuation allowance recorded against our net deferred tax assets in fresh-start reporting will be reversed against goodwill when the Company reports income in future periods. As a result, the Company will generally report income tax expense and reduce goodwill. However, our NOLs will generally offset most income taxes otherwise payable until the NOLs are fully consumed or expire unused.

The Company adopted FIN 48 on January 1, 2007. As of September 30, 2007, the Company had unrecognized tax benefits of approximately $1 million, which, if recognized, would impact the effective tax rate in future periods. During the quarter ended September 30, 2007, the Company recognized $1 million of previously unrecognized tax benefits as a result of a resolution of a state tax controversy.

Subject to the impact of the Company’s bankruptcy filing, open tax years for federal income tax purposes are 1992 through 2006 and for state income tax purposes generally are 2005 and 2006.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $12 million accrued for interest and nothing accrued for penalties at September 30, 2007.

Note 9 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In millions, except per share data)	2007	2006
Numerator:
Net income (loss) applicable to common stockholders	$244	$(1,179)

Effect of dilutive securities	—	—
Adjusted net income for diluted earnings (loss) per share	$244	$(1,179)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262.2	87.3

Effect of dilutive securities	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262.2	87.3

Basic earnings (loss) per common share:

Net income (loss) applicable to common stockholders	$0.93	$(13.50)

Diluted earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$0.93	$(13.50)

	Successor	Predecessor
	Period From	Period From	Nine Months
	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,
(In millions, except per share data)	2007	2007	2006
Numerator:
Net income (loss) applicable to common stockholders	$350	$1,751	$(2,568)

Effect of dilutive securities:
Gain on discharge of convertible debt	—	(82)	—
Gain on discharge of Series C Preferred Stock	—	(60)	—
Adjusted net income for diluted earnings (loss) per share	$350	$1,609	$(2,568)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262.2	87.4	87.3

Effect of dilutive securities:
Contingently convertible debt	—	19.1	—
Series C Preferred Stock	—	6.2	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262.2	112.7	87.3

Basic earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$1.33	$20.03	$(29.42)

Diluted earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$1.33	$14.28	$(29.42)

Successor EPS.  The Plan contemplated the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation). The new common stock was listed on the New York Stock Exchange (“NYSE”) and began trading under the symbol “NWA” on May 31, 2007. The distributions of the Successor Company’s common stock, subject to certain holdbacks as described in the Plan, were generally made as follows:

•      225.8 million shares of common stock were issuable to holders of certain general unsecured claims;

•      8.6 million shares of common stock were issuable to holders of guaranty claims;

•      27.8 million shares of common stock were issued in the Rights Offering and Equity Commitment Agreement; and

•      15.2 million shares of common stock are subject to awards under a management equity plan.

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for the three and four months ended September 30, 2007. SFAS No. 128 requires that the entire 234.4 million shares to be issued to holders of unsecured and guaranty claims be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.

At September 30, 2007, approximately 15 million in restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

At May 31, 2007, stock options to purchase approximately 7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic earnings per share was computed based on the Predecessor’s final weighted-average shares outstanding. For the three and nine months ended September 30, 2006, approximately 19 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for this period.

Additionally, approximately 6 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three and nine months ended September 30, 2006 because the Company reported a net loss for these periods.

Total employee stock options outstanding of approximately 8 million as of September 30, 2006 were not included in diluted securities because the Company reported a net loss for the three months and nine months ended September 30, 2006.

Note 10 - Long-Term Debt and Short-Term Borrowings

As of September 30, 2007, maturities of long-term debt, excluding capital lease obligations, through December 31, 2011 were as follows (in millions):

remainder of 2007	$106
2008	478
2009	513
2010	416
2011	592

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Senior Facility”), formerly called the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn. The final maturity date of the Senior Facility is August 21, 2013. Principal on the term loan portion of the Senior Facility will be repaid at 1.0% per year with the balance (94%) due at maturity. The first such principal repayment was made on August 21, 2007. Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion. Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility. Both loan facilities under the Senior Facility bear interest at LIBOR plus 2.00%. Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points. To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum. The Senior Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific route authorities. The interest rate as of September 30, 2007 was 7.15% on both the term loan facility and the revolving credit facility.

The Senior Facility requires ongoing compliance with the following financial covenants:

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

As of September 30, 2007, the Company was in compliance with all required financial covenants.

Note 11 – Fleet Information and Commitments

As shown in the following table, Northwest operated a mainline fleet of 364 aircraft at September 30, 2007, consisting of 304 narrow-body and 60 wide-body aircraft. Northwest’s purchase commitments for aircraft as of September 30, 2007 are also provided.

		In Service				Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	55	—	2	57	5
A320	148	45	—	28	73	2
A330-200	243	11	—	—	11	—
A330-300	298	20	—	—	20	1

Boeing:
787-8	TBD	—	—	—	—	18
757-200	160-184	38	1	16	55	—
757-300	224	16	—	—	16	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	103	—	—	103	—
		292	1	58	351	26

Freighter Aircraft
Boeing 747F		10	—	3	13	—

Total Mainline Operated Aircraft		302	1	61	364	26

Regional Aircraft
CRJ200	50	—	—	141	141	—
Saab 340	30-34	—	—	49	49	—
CRJ900	76	7	—	—	7	29
Embraer 175	76	3	—	—	3	32

Total Airlink Operated Aircraft		10	—	190	200	61

Total Aircraft		312	1	251	564	87

The Company took delivery of seven Airbus A330-300, seven CRJ900, and four Embraer 175 aircraft during the nine months ended September 30, 2007. One Embraer 175 had not been placed in service before September 30, 2007, and is therefore not included in the table above. In connection with the acquisition of these 18 aircraft, the Company entered into long-term debt arrangements. Under such arrangements, the aggregate amount of debt incurred totaled $785 million.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In millions)	2007	2006
Net income (loss)	$244	$(1,179)
Minimum pension liability adjustments	—	201
Change in unrealized gain (loss) on available-for-sale securities	(4)	4
Change in deferred gain (loss) from hedging activities	(2)	(11)
Foreign currency translation adjustments	—	(2)
Comprehensive income (loss)	$238	$(987)

	Successor	Predecessor
	Period From	Period From	Nine Months
	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,
(In millions)	2007	2007	2006
Net income (loss)	$350	$1,751	$(2,568)
Minimum pension liability adjustments	—	—	201
Change in unrealized gain (loss) on available-for-sale securities	(5)	1	5
Change in deferred gain (loss) from hedging activities	(1)	—	(9)
Foreign currency translation adjustments	—	(1)	—
Comprehensive income (loss)	$344	$1,751	$(2,371)

Note 13 — Pension and Other Postretirement Health Care Benefits

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

It is Northwest’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $124 million.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2007	2006	2007	2006
Defined benefit plan costs
Service cost	$11	$35	$6	$7
Interest cost	139	132	11	14
Expected return on plan assets	(143)	(120)	—	—
Amortization of prior service cost	—	10	—	(7)
Recognized net actuarial loss and other events	—	23	—	9
Net periodic benefit cost	7	80	17	23

Defined contribution plan costs	16	13	—	—

Total benefit cost	$23	$93	$17	$23

	Pension Benefits			Other Benefits
	Successor	Predecessor		Successor	Predecessor
	Period From	Period From	Nine Months	Period From	Period From	Nine Months
	June 1 to	January 1 to	Ended	June 1 to	January 1 to	Ended
	September 30,	May 31,	September 30,	September 30,	May 31,	September 30,
(In millions)	2007	2007	2006	2007	2007	2006
Defined benefit plan costs
Service cost	$15	$19	$103	$8	$10	$25
Interest cost	185	225	396	15	22	46
Expected return on plan assets	(191)	(207)	(359)	—	—	—
Amortization of prior service cost	—	—	30	—	(15)	(12)
Recognized net actuarial loss and other events	—	18	80	—	16	29
Net periodic benefit cost	9	55	250	23	33	88

Defined contribution plan costs	20	23	39	—	—	—

Total benefit cost	$29	$78	$289	$23	$33	$88

Related to the freezing of Northwest’s defined benefit plans covering domestic employees in 2006, Northwest recorded pension curtailment charges and gains. Curtailment charges and gains have been recorded as a component of net reorganization expense. Northwest has recorded the following pension curtailment amounts:

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Period From	Period From	Nine Months
	Ended	Ended	June 1 to	January 1 to	Ended
	September 30,	September 30,	September 30,	May 31,	September 30,
(In millions)	2007	2006	2007	2007	2006
Curtailment charge (gain)
Pilot Plan	$—	$—	$—	$—	$(49)
Contract Plan	—	332	—	—	332
Total	$—	$332	$—	$—	$283

With the Company’s adoption of fresh-start reporting, entries were made to eliminate all balances related to other comprehensive income therefore, there are no amounts to be amortized into net periodic benefit cost for the remainder of 2007.

Note 14 – Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”). On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan. On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective. The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant cash awards and/or the following type of equity-based awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, and/or (5) other stock-based awards, including performance-based awards. Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan. Awards may be to any employee of the Company or its subsidiaries. The number of participants participating in the 2007 Plan will vary from year to year. The aggregate number of shares of common stock of the Successor Company available for issuance under the 2007 Plan is 21.3 million of which 14.5 million have been granted and 6.8 million shares remained available for future awards under the 2007 Plan as of September 30, 2007. The Company adopted SFAS No. 123R, using the modified-prospective transition method, effective January 1, 2006.

The total stock-based non-cash compensation expense related to stock-based plans and liability awards for the three months ended September 30, 2007 was $29.7 million and $1.2 million, respectively. Year-to-date post emergence, the total stock-based non-cash compensation expense related to stock-based plans and liability awards from June 1 through September 30, 2007 was $39.2 million and $1.5 million, respectively. There was no corresponding tax benefit in 2007 or 2006 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets. See “Note 8 – Income Taxes” for additional information.

Note 15 – Subsequent Events

On October 10, 2007, the Company closed on a $454 million secured public aircraft financing. The transaction was structured with Enhanced Equipment Trust Certificates and will pre-fund the financing of 27 Embraer 175 aircraft.

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

On the Effective Date, the Company implemented fresh-start reporting in accordance with SOP 90-7. Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. However, for discussions on the results of operations, the Company has combined the results for the five months ended May 31, 2007 with the four months ended September 30, 2007. The combined period has been compared to the nine months ended September 30, 2006. The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Third Quarter 2007 Results

For the quarter ended September 30, 2007, the Company recorded net income applicable to common stockholders of $244 million. This compares to a third quarter 2006 net loss applicable to common stockholders of $1.2 billion. The Company recorded a third quarter 2007 pre-tax profit of $405 million, this compares to a $258 million pre-tax profit in the third quarter of 2006, excluding reorganization items.

Operating revenues in the third quarter decreased 0.9 percent versus the third quarter of 2006 to $3.4 billion. System consolidated passenger revenue increased 1.5 percent, primarily due to a 2.3 percent improvement on unit revenue. Excluding the impact of fresh-start accounting, system passenger revenue increased 2.7 percent due primarily to a 3.5 percent improvement in unit revenue.

Operating expenses in the quarter decreased 4.0 percent year-over-year to $2.9 billion. During the third quarter, fuel averaged $2.11 per gallon, excluding taxes and mark-to-market gains related to future period fuel derivative contracts, down 1.5 percent versus the third quarter of last year.

The Company recorded a non-cash income tax expense in the third quarter of 2007 of $161 million. Because of its net operating loss carryforwards, the Company expects to pay minimal cash taxes for the foreseeable future.

At September 30, 2007, the Company had cash and cash equivalents of $2.6 billion, unrestricted short-term investments of $572 million, and borrowing capacity under an undrawn credit facility of $127 million, providing total available liquidity of $3.3 billion. This amount excludes $739 million of restricted short-term investments (which may include amounts held as cash).

Operating Statistics – Three and nine months ended September 30, 2007 and 2006

Information with respect to the Company’s operating statistics follows:

PASSENGER AND REGIONAL CARRIER REVENUES AND STATISTICAL RESULTS

	Three months ended						Nine months ended
	September 30,				Percent		September 30,				Percent
	2007		2006		Change		2007		2006		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	23,889		24,073		(0.8)		70,438		69,713		1.0
Revenue passenger miles (RPM) (millions)	20,644		20,521		0.6		59,453		59,053		0.7
Passenger load factor	86.4%		85.2%		1.2	pts.	84.4%		84.7%		(0.3	) pts.
Revenue passengers (millions)	17.3		17.6		(1.7)		50.3		51.1		(1.6)
Passenger revenue per RPM (yield)	14.32	¢	14.19	¢	0.9		13.86	¢	13.75	¢	0.8
Passenger revenue per ASM (RASM)	12.38	¢	12.10	¢	2.3		11.70	¢	11.65	¢	0.4

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	22,030		22,237		(0.9)		65,178		64,098		1.7
Revenue passenger miles (RPM) (millions)	19,215		19,160		0.3		55,518		54,871		1.2
Passenger load factor	87.2%		86.2%		1.0	pts.	85.2%		85.6%		(0.4	) pts.
Revenue passengers (millions)	13.9		14.3		(2.8)		40.9		41.2		(0.7)
Passenger revenue per RPM (yield)	13.41	¢	13.33	¢	0.6		12.98	¢	12.81	¢	1.3
Passenger revenue per ASM (RASM)	11.70	¢	11.48	¢	1.9		11.06	¢	10.96	¢	0.9

(1)         Consolidated statistics include Northwest Airlink regional carriers.

(2)         Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

MAINLINE OPERATING STATISTICAL RESULTS (1)

	Three months ended					Nine months ended
	September 30,				Percent	September 30,				Percent
	2007		2006		Change	2007		2006		Change
Total operating ASM (millions)	22,059		22,289		(1.0)	65,248		64,187		1.7

Passenger service operating expense per total ASM (2) (3)	10.76	¢	10.98	¢	(2.0)	10.52	¢	11.04	¢	(4.7)
Mainline fuel expense per total ASM	3.47	¢	3.71	¢	(6.5)	3.29	¢	3.49	¢	(5.7)

Mark-to-market gains (losses) per total ASM related to fuel derivative contracts that settle in future periods	0.05	¢	(0.06	)¢	n/m	0.05	¢	(0.02	)¢	n/m

Mainline fuel expense per total ASM, excluding mark-to-market gains related to fuel derivative contracts that settle in future periods	3.52	¢	3.65	¢	(3.6)	3.34	¢	3.47	¢	(3.7)

Cargo ton miles (millions)	529		590		(10.3)	1,491		1,703		(12.4)
Cargo revenue per ton mile	40.00	¢	43.17	¢	(7.3)	40.16	¢	41.36	¢	(2.9)
Fuel gallons consumed (millions)	398		417		(4.6)	1,167		1,196		(2.4)
Average fuel cost per gallon, excluding taxes	208.17	¢	217.78	¢	(4.4)	197.35	¢	205.31	¢	(3.9)

Mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts that settle in future periods	2.72	¢	(3.72	)¢	n/m	2.71	¢	(1.26	)¢	n/m

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains related to fuel derivative contracts that settle in future periods	210.89	¢	214.06	¢	(1.5)	200.06	¢	204.05	¢	(2.0)

Number of operating aircraft at end of period						364		373		(2.4)
Full-time equivalent employees at end of period						29,579		31,084		(4.8)

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

(3)   Passenger service operating expense excludes the following items unrelated to passenger service operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Regional carrier expenses	$320	$356	$899	$1,088
Freighter operations	173	194	460	582
MLT Inc. - net of intercompany eliminations	40	41	145	157
Other	14	2	48	29

Results of Operations – Three months ended September 30, 2007 and 2006

Operating Revenues.  Operating revenues decreased 0.9 percent ($29 million), the result of reductions in cargo revenue and other revenue, partially offset by higher system passenger revenue and regional carrier revenues.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT. On the Effective Date, in conjunction with implementing fresh-start reporting, the Company changed its policies pertaining to the accounting of frequent flyer obligations and breakage of passenger tickets. Frequent flyer obligations are now recognized on a deferred revenue method versus an incremental cost method. Adjustments to air traffic liability are now recognized as revenue based on the delayed recognition approach, when the validity period of the ticket has expired, versus the use of historical trends and estimates. The following analysis by region outlines the Company’s year-over-year performance as reported and excluding fresh-start related changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2007
Passenger revenues (in millions)	$1,531		$626		$420		$2,577		$2,956

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(67)		$19		$71		$23		$44
Percent	(4.2)%		3.1%		20.3%		0.9%		1.5%

Scheduled service ASMs (capacity)	(5.5)%		0.3%		15.5%		(0.9)%		(0.8)%
Scheduled service RPMs (traffic)	(3.3)%		0.9%		12.9%		0.3%		0.6%
Passenger load factor	1.9	pts.	0.5	pts.	(2.0	) pts.	1.0	pts.	1.2	pts.
Yield	(0.9)%		2.3%		6.7%		0.6%		0.9%
Passenger RASM	1.3%		2.9%		4.3%		1.9%		2.3%

Excluding fresh-start related changes:
2007
Passenger revenues (in millions)	$1,566		$636		$414		$2,616		$2,990

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(32)		$29		$65		$62		$78
Percent	(2.0)%		4.8%		18.6%		2.4%		2.7%

Yield	1.3%		3.9%		5.0%		2.1%		2.1%
Passenger RASM	3.7%		4.6%		2.7%		3.4%		3.5%

Cargo Revenues.  Cargo revenues decreased 16.5 percent ($42 million) to $212 million due primarily to a 10.3 percent reduction in capacity and a 7.3 percent reduction in yield.

Other Revenue.  Other revenue decreased 12.9 percent ($31 million) due to the change in presentation of regional carrier related revenue and expense items, as described in “Item 1. Financial Statements, Note 4 – Significant Accounting Policies,” partially offset by the portion of payments received for frequent flyer miles that is now recorded in Other Revenue.

Operating Expenses.  Operating expenses decreased 4.0 percent ($122 million) for the three months ended September 30, 2007. As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. In addition to the fair value adjustments required for fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets. The effects of fresh-start reporting, the policy changes and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1). On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (2). In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc., the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007. This change in presentation had no impact on the Company’s operating income for the three months ended September 30, 2007 and is itemized in column (3). Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4). The following table and notes present operating expenses for the three months ended September 30, 2007 and 2006 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Three Months Ended		(1)	(2)	(3)	(4)
			Fresh-Start/	Mesaba	Regional			Total
	September 30,	September 30,	Exit-Related	Net of	Carrier			Incr (Decr)	Percent
(In millions)	2007	2006	Stk Comp Exp	Elim	Reclass	Operations		from 2006	Change
OPERATING EXPENSES
Aircraft fuel and taxes	$873	$948	$—	$4	$—	$(79	) A	$(75)	(7.9)%
Salaries, wages and benefits	660	678	7	27	—	(52	) B	(18)	(2.7)
Aircraft maintenance materials and repairs	210	170	—	7	—	33	C	40	23.5
Selling and marketing	185	199	(7)	—	—	(7	) D	(14)	(7.0)
Other rentals and landing fees	142	151	—	3	—	(12	) E	(9)	(6.0)
Depreciation and amortization	122	122	(2)	2	1	(1	) F	—	—
Aircraft rentals	93	52	—	—	43	(2	) F	41	78.8
Regional carrier expenses	192	356	—	(53)	(99)	(12	) G	(164)	(46.1)
Other	442	365	—	12	—	65	H	77	21.1
Total operating expenses	$2,919	$3,041	$(2)	$2	$(55)	$(67)		$(122)	(4.0)%

A.                        Aircraft fuel and taxes decreased due to a 4.4 percent decrease in the average fuel cost per gallon to $2.08 and a 4.6 percent decrease in gallons consumed. Fuel expense for the quarter ended September 30, 2007 includes $31.5 million in net fuel derivative contract gains, consisting of $10.8 million in mark-to-market gains related to fuel derivative contracts that will settle during the remainder of 2007, in addition to gains of $20.7 million for contracts that were settled in the current period.

B.                          Salaries, wages and benefits were lower year-over-year primarily due to reductions in employee benefit costs and outsourcing of certain station operations, partially offset by increases related to employee profit sharing and performance incentive plans.

C.                          Aircraft maintenance materials and repairs increased primarily due to volume.

D.                         Selling and marketing expense decreased primarily due to a reduction in commission expense.

E.                           Other rentals and landing fees decreased due to reduced facility rents and fewer overall landings.

F.                           Depreciation and amortization and aircraft rentals were relatively flat year-over-year.

G.                          Regional carrier expense decreased year-over-year primarily due to the restructured agreements with our regional airline affiliates and lower fuel costs.

H.                         Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to an increase in outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits. Increased passenger claims and professional fees also contributed to the variance.

Other Income and Expense.  Non-operating expense decreased $1.5 billion year-over-year, primarily due to the Company’s emergence from bankruptcy thus eliminating reorganization expenses. See “Item 1. Financial Statements, Note 7 – Reorganization Items” for additional information related to reorganization items.

Results of Operations – Nine months ended September 30, 2007 and 2006

Operating Revenues.  Operating revenues decreased 1.6% ($156 million), the result of reductions in regional carrier revenues, cargo revenue, and other revenue, partially offset by higher system passenger revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

The following analysis by region outlines the Company’s year-over-year performance as reported and excluding fresh-start related changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2007
Passenger revenues (in millions)	$4,494		$1,665		$1,047		$7,206		$8,241

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(86)		$104		$160		$178		$120
Percent	(1.9)%		6.7%		18.0%		2.5%		1.5%

Scheduled service ASMs (capacity)	(0.9)%		3.6%		9.1%		1.7%		1.0%
Scheduled service RPMs (traffic)	(0.2)%		1.5%		6.0%		1.2%		0.7%
Passenger load factor	0.6	pts.	(1.8	) pts.	(2.6	) pts.	(0.4	) pts.	(0.3	) pts.
Yield	(1.7)%		5.2%		11.3%		1.3%		0.8%
Passenger RASM	(1.0)%		3.0%		8.1%		0.9%		0.4%

Excluding fresh-start related changes:
2007
Passenger revenues (in millions)	$4,560		$1,680		$1,039		$7,279		$8,308

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(20)		$119		$152		$251		$187
Percent	(0.4)%		7.6%		17.1%		3.6%		2.3%

Yield	(0.2)%		6.1%		10.4%		2.3%		1.6%
Passenger RASM	0.5%		3.9%		7.3%		1.9%		1.3%

Cargo Revenues.  Cargo revenues decreased 14.9 percent ($105 million) to $599 million due primarily to a 12.4 percent reduction in capacity and a 2.9 percent reduction in yield.

Other Revenue.  Other revenue decreased 22.4 percent ($171 million) due to reduced partner revenue, the change in presentation of regional carrier related revenue and expense items, as described in “Item 1. Financial Statements, Note 4 – Significant Accounting Policies,” partially offset by the portion of payments received for frequent flyer miles that is now recorded in Other Revenue.

Operating Expenses.  Operating expenses decreased 5.9 percent ($527 million) for the nine months ended September 30, 2007. As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. In addition to the fair value adjustments required for fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets. The effects of fresh-start reporting, the policy changes and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1). On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (2). In conjunction with the Amended Airline Services Agreement with Pinnacle Airlines, Inc. and the Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc., the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007. This change in presentation had no impact on the Company’s combined operating income for the nine months ended September 30, 2007 and is itemized in column (3). Excluding the items described above the comparable year-over-year operating performance variances are itemized in column (4). The following table and notes present operating expenses for the nine months ended September 30, 2007 and 2006 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Nine Months Ended		(1)	(2)	(3)	(4)
	Combined		Fresh-Start/	Mesaba	Regional			Total
	September 30,	September 30,	Exit-Related	Net of	Carrier			Incr (Decr)	Percent
(In millions)	2007	2006	Stk Comp Exp	Elim	Reclass	Operations		from 2006	Change
OPERATING EXPENSES
Aircraft fuel and taxes	$2,426	$2,578	$—	$7	$—	$(159	) A	$(152)	(5.9)%
Salaries, wages and benefits	1,892	2,029	9	47	—	(193	) B	(137)	(6.8)
Aircraft maintenance materials and repairs	577	542	—	12	—	23	C	35	6.5
Selling and marketing	565	583	(7)	—	—	(11	) C	(18)	(3.1)
Other rentals and landing fees	423	436	—	6	—	(19	) C	(13)	(3.0)
Depreciation and amortization	367	390	(3)	4	3	(27	) D	(23)	(5.9)
Aircraft rentals	284	174	—	—	142	(32	) E	110	63.2
Regional carrier expenses	600	1,088	—	(85)	(304)	(99	) F	(488)	(44.9)
Other	1,281	1,122	—	19	—	140	G	159	14.2
Total operating expenses	$8,415	$8,942	$(1)	$10	$(159)	$(377)		$(527)	(5.9)%

A.                        Aircraft fuel and taxes decreased due to a 3.9 percent decrease in the average fuel cost per gallon to $1.97 and a 2.4 percent decrease in gallons consumed. Fuel expense for the nine months ended September 30, 2007 includes $47.7 million in net fuel derivative contract gains, consisting of $31.5 million in mark-to-market gains related to fuel derivative contracts that will settle during the remainder of 2007, in addition to gains of $16.2 million for contracts that were settled in the current period.

B.                          Salaries, wages and benefits were lower year-over-year primarily due to reductions in employee benefit costs and outsourcing of certain station operations, partially offset by increases related to employee profit sharing and performance incentive plans.

C.                          Aircraft maintenance, selling and marketing, and other rentals and landing fees were relatively flat year-over-year.

D.                         Depreciation and amortization reductions were largely due to the retirement of the DC10 fleet, partially offset by incremental deliveries of A330 aircraft.

E.                           Aircraft rentals expense decreased due to restructured and rejected aircraft leases.

F.                           Regional carrier expense decreased year-over-year primarily due to the reduction in regional carrier capacity and restructured agreements with our regional airline affiliates.

G.                          Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to an increase in outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits. Increased passenger claims and professional fees also contributed to the variance.

Other Income and Expense. Non-operating expense decreased $4.5 billion year-over-year, primarily due to a $1.8 billion gain on debt discharge, $1.3 billion in net gains associated with revaluing our assets and liabilities at fresh-start, and a $1.4 billion year-over-year reduction in other reorganization-related expenses. See “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Liquidity and Capital Resources

At September 30, 2007, the Company had cash and cash equivalents of $2.6 billion, unrestricted short-term investments of $572 million, and borrowing capacity under an undrawn credit facility of $127 million, providing total available liquidity of $3.3 billion. This amount excludes $739 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows.  Liquidity increased by $1.2 billion during the nine months ended September 30, 2007, primarily due to net cash provided by operating activities, the return of credit card holdbacks, and proceeds from the Rights Offering, partially offset by net cash used in investing activities and payments of long-term debt and capital lease obligations.

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2007 was $1.4 billion, which compares with $1.2 billion of cash provided by operating activities for the nine months ended September 30, 2006. The $1.4 billion in net cash provided by operations was due to net income excluding reorganization items, changes in certain assets and liabilities and a decrease in vendor deposits and holdbacks, partially offset by post-emergence reorganization related payments. Reorganization items consist primarily of non-cash items.

Investing Activities.  Investing activities during the nine months ended September 30, 2007 included the purchase of seven A330-300, seven CRJ900, and four Embraer 175 aircraft and other related costs. Other related costs included engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases. Investing activities for the nine months ended September 30, 2006 consisted primarily of the purchase of three A330-200 aircraft and other related costs.  Investing activities for the nine months ended September 30, 2006 also included additional funding to the Company’s irrevocable tax trust and increased vendor holdback amounts, which increased the Company’s restricted cash, cash equivalents and short-term investments balance.

Financing Activities.  Financing activities during the nine months ended September 30, 2007 consisted primarily of $750 million in proceeds from the Rights Offering, the financing of one A330-300, seven CRJ900, and four Embraer 175 aircraft with long-term debt, and the financing of Boeing 787 pre-delivery deposits, partially offset by debt payments and debt prepayments. Financing activities in the nine months ended September 30, 2006 consisted primarily of financing one Airbus A330-200 aircraft with long-term debt and the $100 million repurchase of EETC notes (related to the purchase of six of the Company’s 757-200 aircraft).

The Company also financed the delivery of six Airbus A330-300 aircraft during the nine months ended September 30, 2007 through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s Condensed Consolidated Balance Sheets, but are not classified as a cash flow activity. In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements. Under these arrangements, the aggregate amount of debt incurred totaled approximately $502 million.

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the nine months ended September 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2007	2006	2007	2006

Airbus A330-200	—	1	—	2
Airbus A330-300	1	—	6	—
CRJ900	7	—	—	—
Embraer 175	4	—	—	—
	12	1	6	2

Debt.  Maturities of long-term debt, excluding capital lease obligations, through December 31, 2011, are as follows (in millions):

remainder of 2007	$106
2008	478
2009	513
2010	416
2011	592

As of September 30, 2007, the Company was in compliance with all required financial covenants.

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

remainder of 2007	$357
2008	1,235
2009	1,152
2010	768
2011	79

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

It is Northwest’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $124 million.

Significant Company Announcements

 Service Expansion.  On September 25, 2007 the Company was notified by the DOT that its bid to provide nonstop service between Detroit and Shanghai has been tentatively approved effective March 25, 2009. The Company plans to use the Boeing 787 for the new service. Additionally, the Company announced that it will inaugurate two new routes to Europe in 2008, Minneapolis/St. Paul to Paris and Portland, Oregon to Amsterdam.

Antitrust Immunity.  SkyTeam carriers Air France, Alitalia, CSA Czech Airlines (“CSA”), Delta Air Lines, Inc. (“Delta”), KLM Royal Dutch Airlines (“KLM”) and Northwest, applied with the DOT for antitrust immunity for transatlantic routings. Delta currently has antitrust immunity with Air France, Alitalia and CSA, while Northwest has antitrust immunity with KLM. Included in the application is a joint venture agreement between Air France, Delta, KLM and Northwest that would create a comprehensive and integrated partnership among the four SkyTeam members across the Atlantic. This application is the first under the landmark European Union – U.S. open skies treaty. On October 18, 2007, the DOT entered a scheduling order which establishes a timeline for consideration of Northwest’s application for expanded antitrust immunity with its SkyTeam alliance partners Air France, Alitalia, CSA, Delta, and KLM.

Airlink Operations.  On August 21, 2007, Compass Airlines, Inc. completed its first revenue flight with the new 76-seat Embraer 175 aircraft. The Embraer 175 offers dual-class service with 12 seats in first class, arranged in a one seat-aisle-two seat configuration, and 64 seats in coach class, arranged in a two seat-aisle-two seat configuration.

Opening of a Reservations Call Center.  On October 16, 2007, the Company officially opened its new Regional Sioux City Reservations Call Center in downtown Sioux City, Iowa. The 32,000 square foot center will employ more than 300 reservations sales agents and management employees.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue. The Company did not hedge any of its yen-denominated sales during the three months ended September 30, 2007. The Company hedged $50 million of its yen-denominated sales in the three months ended September 30, 2006, resulting in an effective rate of 101.6 yen per U.S. dollar, the prevailing average contract rate for the period. The average market yen rate for the quarters ended September 30, 2007 and 2006 was 118.4 and 113.5, respectively.

As of September 30, 2007, the Company had hedged approximately 20.1% of its 2008 anticipated yen-denominated sales.  Including additional Japanese yen hedges entered into on November 7, 2007, the Company has hedged approximately 29.7% of its 2008 anticipated yen-denominated sales.  The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 19.7% of yen-denominated sales at an average rate of 109.6 yen per U.S. dollar and collar options which hedge approximately 10.0% of yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar.  This compares to 4.1% of remaining anticipated 2006 yen-denominated sales hedged as of September 30, 2006.  As of September 30, 2007, Company had also hedged approximately 41.6% of its 2008 anticipated Canadian dollar denominated sales.  Including additional Canadian dollar hedges entered into on October 2, 2007, the Company has hedged approximately 68.6% of its 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0008 Canadian dollars per U.S. dollar.  As of September 30, 2007, a $1.1 million unrealized gain and a $2.6 million unrealized loss were outstanding in accumulated other comprehensive income (loss) associated with the Japanese yen and Canadian dollar hedge contracts, respectively.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel. On an annual basis, the Company’s mainline and regional carrier fuel consumption approximates 1.8 billion gallons, producing a $18 million variance for each one-cent change in the cost per gallon of fuel. From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options. As of September 30, 2007, the Company had hedged the price of approximately 50% of its projected fuel requirements for the remainder of 2007, through a combination of collar options and fixed price swap agreements.

The collar options in place at September 30, 2007, which hedge the price of approximately 40% of the Company’s projected fuel requirements for the remainder of 2007, consisted of crude oil put options with an average price of $56 per barrel, and related call options with an average price of $75 per barrel. The fixed price crude oil swap agreements, which hedge the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, included agreements with an average price of $63 per barrel.

In October 2007, the Company entered into fuel derivative collar options which hedge approximately 10% of the Company’s first quarter of 2008 fuel requirements. The collar options consist of crude oil put options with a price of $63.50 per barrel, and related call options at a price of $84 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of September 30, 2007. The Company records any changes in the contracts’ values as mark-to-market adjustments through the statement of operations on a monthly basis. Net gains of $31.5 million were recorded as decreases in fuel expense during the three months ended September 30, 2007, including $10.8 million in mark-to-market gains related to fuel derivative contracts that will settle in the remainder of 2007, and gains of $20.7 million for contracts that settled in the current period. Effective June 2007, the Company began allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our Airlink partners. For the quarter ended September 30, 2007, gains of $3.6 million were recorded as a reduction to regional carrier expense. As of September 30, 2006, the Company had hedged the price of approximately 50% of its projected fuel requirements for the last quarter of 2006 through two collar options established at a crude oil price of $65 to $79.40 per barrel and $65 to $74.99 per barrel, respectively. Losses of $17.3 million were recorded as additional fuel expense during the three months ended September 30, 2006.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments. During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $504 million. As of September 30, 2007, the total cumulative notional amount was $437 million. The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes. As of September 30, 2007, the Company had recorded $0.4 million of unrealized gains in accumulated other comprehensive income (loss) associated with those hedges.

War Risk Insurance.  Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims. Our total aviation and other insurance expenses were $48 million higher in 2006 than in 2000. The FAA is currently providing aviation war risk insurance as required by the Homeland Security Act of 2002 as amended by the Consolidated Appropriations Act of 2005 and subsequently by the Continuing Appropriations Resolution 2007. However, following multiple extensions, this coverage is scheduled to expire on December 31, 2007. While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided. Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be substantially higher than the premiums currently charged by the government, the maximum amount of coverage available would be reduced, and the type of coverage could be more restrictive. Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage, in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations. If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

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

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the ability of the company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations and inflation. Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in the company’s Securities and Exchange Commission filings, including the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of September 30, 2007, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal third quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of November 2007.

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