Form 10-K
period 2007-12-31
NORTHWEST AIRLINES CORP
filed 2008-02-29
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 726-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was $4.3 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of January 31, 2008, there were 236,427,125 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission.

PART I

Item 1.  BUSINESS

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the direct parent corporation of Northwest Airlines, Inc. (“Northwest”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  Northwest operates the world’s seventh largest airline, as measured by 2007 revenue passenger miles (“RPMs”), and is engaged in the business of transporting passengers and cargo.  Northwest began operations in 1926.  Northwest’s business focuses on the operation of a global airline network through its strategic assets that include:

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

•                  a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”);

•                  membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Aeromexico, Alitalia, China Southern, CSA Czech Airlines, and Korean Air;

•                  agreements with three domestic regional carriers, including Pinnacle Airlines, Inc. (“Pinnacle”),  Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary, and Compass Airlines, Inc. (“Compass”),  a wholly-owned subsidiary, all of which operate as Northwest Airlink carriers;

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

        See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of trends and factors affecting the Company and the airline industry.  The Company is managed as one cohesive business unit, but employs various strategies specific to the geographic regions in which it operates.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 20 — Geographic Regions” for a discussion of Northwest’s operations by geographic region.

Chapter 11 Proceedings

Background and General Bankruptcy Matters.  The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary.  Detailed information pertaining to the bankruptcy filings may be obtained at http://www.nwa-restructuring.com.  See also “Item 8. Consolidated Financial Statements and Supplementary Data, Note 1 — Voluntary Reorganization Under Chapter 11 Proceedings.” Information contained on the Company’s Web site is not incorporated into this annual report on Form 10-K.

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).  On the Effective Date, the Company implemented fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

As a result of the application of fresh-start reporting in accordance with SOP 90-7 upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007.  References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to June 1, 2007.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Fresh-Start Reporting” for further details.

The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new common stock of the Successor Company to the Debtors’ creditors, employees and others in satisfaction of allowed unsecured claims.  The Plan contemplates the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation), as follows:

•      225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•      8.6 million shares of common stock are issuable to holders of guaranty claims;

•      27.8 million shares of common stock were issued pursuant to the Rights Offering and an Equity Commitment Agreement; and

•      15.2 million shares of common stock are subject to awards under a management equity plan.

The new common stock is listed on the New York Stock Exchange (the “NYSE”) and began trading under the symbol “NWA” on May 31, 2007.  Pursuant to the Plan of Reorganization, stockholders of NWA Corp. prior to the Effective Date received no distributions and their stock was cancelled.

In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”) was converted into exit financing in accordance with its terms.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Long-Term Debt and Short-Term Borrowings” for additional information.

Operations and Route Network

Northwest and its Airlink partners operate substantial domestic and international route networks and directly serve as many as 239 destinations in 21 countries in North America, Asia and Europe.

Domestic System

Northwest operates its domestic system through its hubs at Detroit, Minneapolis/St. Paul and Memphis.

Detroit.  Detroit is the eighth largest origination/destination hub in the United States (“U.S.”).  Northwest and its Airlink carriers together serve 146 destinations from Detroit.  For the six months ended June 30, 2007, they enplaned 55% of originating passengers from Detroit, while the next largest competitor enplaned 11%.

Minneapolis/St. Paul.  Minneapolis/St. Paul is the ninth largest origination/destination hub in the U.S.  Northwest and its Airlink carriers together serve 149 destinations from Minneapolis/St. Paul.  For the six months ended June 30, 2007, they enplaned 59% of originating passengers from Minneapolis/St. Paul, while the next largest competitor enplaned 10%.

Memphis.  Memphis is the sixteenth largest origination/destination hub in the U.S.  Northwest and its Airlink carriers together serve 84 destinations from Memphis.  For the six months ended June 30, 2007, they enplaned 58% of originating passengers from Memphis, while the next largest competitor enplaned 10%.

Other Domestic System Operations.  Domestic “non-hub” operations include service to as many as 19 destinations from Indianapolis, service from several heartland cities to New York, Washington D.C. and Florida destinations, and service from several west coast gateway cities to Hawaii.

International System

Northwest operates international flights to the Pacific and/or the Atlantic regions from its Detroit, Minneapolis/St. Paul and Memphis hubs, as well as from gateway cities including Boston, Hartford, Honolulu, Los Angeles, San Francisco, Seattle, and Portland.

Pacific.  Northwest has served the Pacific market since 1947 and has one of the largest Pacific route networks of any U.S. carrier.  Northwest’s Pacific operations are centered at Narita International Airport in Tokyo, where it has 375 permanent weekly takeoffs and landings (“slots”) as of December 31, 2007, the most for any non-Japanese carrier.  Under the U.S. — Japan bilateral aviation agreement, Northwest is one of two U.S. carriers with the right to operate unlimited frequencies between any point in the U.S. and Japan.  Northwest also enjoys “fifth freedom” rights that allow Northwest to operate service from any gateway in Japan to points beyond Japan and to carry Japanese originating passengers.  Northwest and United Airlines, Inc. (“United”) are the only U.S. passenger carriers that have fifth freedom rights from Japan.  Northwest uses its slots and bilateral rights to operate a network linking seven U.S. gateways and 12 Asian destinations via Tokyo.  The Asian destinations served via Tokyo are Bangkok, Beijing, Busan, Guam, Guangzhou, Hong Kong, Manila, Nagoya, Saipan, Seoul, Shanghai, and Singapore.  Additionally, Northwest flies nonstop between Detroit and Osaka and Nagoya, and uses its fifth freedom rights to fly beyond Osaka to Taipei and beyond Nagoya to Manila.  Northwest also operates nonstop service between Nagoya and Guam and Saipan and between Osaka and Guam, Honolulu, and Saipan.

Recently, the Company was awarded new route authorities to provide nonstop service from Detroit to Shanghai beginning in March 2009.  When combined with our existing China route authorities and our slot position at Narita International Airport, the Company is well positioned to meet growing demand in China and maintain our leadership position in the Pacific.

Atlantic.  Northwest and KLM operate an extensive transatlantic network pursuant to a commercial and operational joint venture.  This joint venture benefits from having antitrust immunity, which allows for coordinated pricing, scheduling, product development and marketing.  In 1992, the U.S. and the Netherlands entered into an “open-skies” bilateral aviation treaty, which authorizes the airlines of each country to provide international air transportation between any U.S. — Netherlands city pair and to operate connecting service to destinations in other countries.  Northwest and KLM operate joint service between Amsterdam and 18 cities in the U.S., Canada and Mexico, as well as between Amsterdam and India.  Codesharing between Northwest and KLM has been implemented on flights to 65 European, eight Middle Eastern, 14 African, eight Asian and 184 North American cities.  Codesharing is an agreement whereby an airline’s flights can be marketed under the two-letter designator code of another airline, thereby allowing the two carriers to provide joint service with one aircraft.  The Northwest-KLM joint venture can be terminated by either party on three years’ notice.  In May 2004, Air France acquired KLM, and KLM and Air France became wholly-owned subsidiaries of a new holding company.  On June 28, 2007, Northwest and KLM, together with Air France, Delta, Alitalia, and CSA Czech Airlines filed a joint application for antitrust immunity with the U.S. Department of Transportation (“DOT”).  If approved, this application would enable Northwest, KLM, Delta and Air France to cooperate under an expanded transatlantic joint venture.  On October 18, 2007, the DOT entered a scheduling order which establishes a timeline for consideration of Northwest’s application for expanded antitrust immunity with its SkyTeam alliance partners KLM, Air France, Delta, Alitalia, and CSA Czech Airlines.

In April 2007, the U.S. and the European Union (“E.U.”) approved an “open skies” air services agreement that provides airlines from the U.S. and E.U. Member States open access to each others’ markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and beyond each E.U. Member State.  Under the open skies agreement, which goes into effect on March 30, 2008, every U.S. and E.U. airline is authorized to operate between airports in the U.S. and London’s Heathrow, Gatwick and other airports.  As a result of the open skies agreement, the Company announced an expansion of its transatlantic route network with three new daily nonstop flights to London Heathrow from Detroit, Minneapolis/St. Paul and Seattle.  Scheduled to begin in the spring of 2008, the Company’s new nonstop service will provide its passenger’s access to Heathrow for the first time.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 20 — Geographic Regions” for a discussion of Northwest’s operations by geographic region.

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

In August 2002, the Company entered into a commercial alliance agreement with Continental and Delta.  This agreement is designed to connect the three carriers’ domestic and international networks and provides for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative marketing programs.  The combined network has increased Northwest’s presence in the South, East and Mountain West regions of the U.S., as well as in Latin America.  The alliance agreement has a term through June 12, 2013, and contemplates a five year renewal term.

In September 2004, Northwest, together with KLM and Continental, joined the global SkyTeam Alliance.  The addition of Northwest, KLM and Continental made SkyTeam the world’s second largest airline alliance.  The eleven members of the SkyTeam Alliance, Northwest, KLM, Continental, Delta, Air France, Alitalia, Aeromexico, China Southern, CSA Czech Airlines, Korean Air, and Aeroflot and three associate members - Air Europa, Copa Airlines, and Kenya Airways currently serve over 427 million passengers annually with more than 16,400 daily departures to 841 destinations in 162 countries.  Northwest customers are now able to accrue and redeem frequent flyer miles in their WorldPerks accounts and enjoy travel on any flight operated by a SkyTeam Alliance member carrier.  This alliance affords customers the benefits and service options when traveling on multiple airlines while being treated similarly to a customer traveling on a single airline.  The alliance agreement has a term through June 12, 2012, and if not terminated on that date, continues in effect for five more years.

Northwest also has domestic frequent flyer and codesharing agreements with several other airlines including Alaska Airlines, Horizon Air, Hawaiian Airlines, American Eagle, Midwest Airlines, and Gulfstream International Airlines.  In the Pacific, Northwest has frequent flyer agreements with Malaysia Airlines, Japan Airlines, Jet Airways of India, Cebu Pacific Airlines, Air Tahiti Nui, Kingfisher Airlines, and China Airlines.  In the Atlantic, in addition to its extensive relationship with KLM, Northwest has a frequent flyer agreement with Malev Hungarian Airlines.

Regional Partnerships

Northwest has airline services agreements (“ASAs”) with three regional carriers: Pinnacle, Mesaba and Compass.  Pursuant to the ASAs, these regional carriers are required to operate their flights under the Northwest “NW” code and operate as Northwest Airlink.  The purpose of these ASAs is to provide service to small cities and more frequent service to larger cities, increasing connecting traffic at Northwest’s domestic hubs.  The business terms of these agreements involve capacity purchase arrangements.  Under these arrangements, Northwest controls the scheduling, pricing, reservations, ticketing and seat inventories for Pinnacle, Mesaba and Compass flights.  Northwest is entitled to all ticket, cargo and mail revenues associated with these flights.  The regional carriers are paid based on operations for certain expenses and receive reimbursement for other expenses.

Pinnacle Airlines.  Pinnacle operated 137 of Northwest’s fleet of Bombardier Canadair Regional Jet (“CRJ”) CRJ200 aircraft as of December 31, 2007.  As of December 31, 2006, the Company owned 11.4% of the Common Stock of Pinnacle Airlines Corp. and accounted for this investment under the equity method of accounting.  On November 29, 2007, the Company entered into a stock redemption agreement with Pinnacle Airlines Corp., pursuant to which Pinnacle repurchased the Company’s 11.4% equity interest in Pinnacle common stock for $32.9 million.  The Company recorded a loss on the sale of common stock of $14.2 million in the fourth quarter 2007.

In January 2008, Northwest sold its Class A Preferred share to Pinnacle for a purchase price of $20 million.  The Class A Preferred share was marked-to-market upon Northwest’s adoption of fresh-start reporting; therefore, no gain or loss was recognized upon the sale.

On January 11, 2007, the Bankruptcy Court approved the Amended Airline Services Agreement with Pinnacle (“Amended Pinnacle ASA”) between the Predecessor Company and Pinnacle.  The Amended Pinnacle ASA provides that Pinnacle Airlines will continue to be a long-term partner of Northwest through at least 2017.  In addition to reaching terms on an amended airline services agreement, Northwest granted Pinnacle an allowed general unsecured claim of $377.5 million for full and final satisfaction of any and all claims filed against the Predecessor Company, which resulted in an incremental charge to reorganization expense of $306.7 million during the first quarter of 2007.  The Amended Pinnacle ASA and related agreements provide Northwest with, among other things, certainty of Pinnacle’s performance at rates consistent with Northwest’s cost savings targets and resolution of the Pinnacle claims.

Mesaba.  As of December 31, 2007, Mesaba was the operator of 49 Saab 340 turbo-prop aircraft, four CRJ200 aircraft, and 13 CRJ900 aircraft.  On October 13, 2005, Mesaba filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Minnesota (Case No. 05-39258 (GFK)).

On January 22, 2007, the Predecessor Company entered into a Stock Purchase and Reorganization Agreement with Mesaba under which the Predecessor Company agreed to purchase all of the equity interests in Mesaba following its reorganization under Chapter 11 and granted the Mesaba estate a general unsecured claim of $145 million for full and final satisfaction of any and all claims filed against the Predecessor Company.  The Predecessor Company also agreed to resolve all outstanding claims with Mesaba’s parent, MAIR Holdings, Inc. (“MAIR”) and to sell MAIR all of Northwest’s stock in MAIR.  Mesaba filed its plan of reorganization (the “Mesaba Plan”) and its disclosure statement with respect to the Mesaba Plan (the “Mesaba Disclosure Statement”) with the United States Bankruptcy Court for the District of Minnesota on January 22, 2007 and January 24, 2007, respectively.  The Mesaba Plan was confirmed on April 10, 2007.  In conjunction with the consummation of Mesaba’s Plan, Mesaba was acquired by Northwest Airlines on April 24, 2007 and became a wholly-owned consolidated subsidiary.

        Compass.  Compass Airlines, Inc., a wholly-owned indirect subsidiary of NWA Corp., operates as a Northwest Airlink carrier.  Compass received its Federal Aviation Administration certification to begin commercial passenger operations on April 5, 2007, and commenced flight operations on May 2, 2007, with its first CRJ200 revenue flight.  Subsequently, on August 21, 2007, Compass completed its first revenue flight with the new dual class 76-seat Embraer 175 regional jet aircraft.  As of December 31, 2007, Compass was the operator of nine Embraer 175 aircraft.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 19 — Related Party Transactions” regarding the Company’s transactions with Pinnacle.

Cargo

The Company is the largest cargo carrier among U.S. passenger airlines based on revenue, and the only one to operate a dedicated freighter fleet.  In 2007, cargo accounted for 6.7% of the Company’s operating revenues, with approximately 76% of its cargo revenues resulting from cargo originating in or destined for Asia.  Through its cargo hubs in Anchorage and Tokyo, the Company serves most major air freight markets between the U.S. and Asia with a fleet of dedicated Boeing 747-200 freighter aircraft.  In addition to revenues earned from the dedicated freighter fleet, the Company also generates cargo revenues in domestic and international markets through the use of cargo space on its passenger aircraft.

Effective September 30, 2005, Northwest Airlines Cargo joined SkyTeam Cargo.  SkyTeam Cargo is the largest global airline cargo alliance.  The eight members of SkyTeam Cargo, Northwest Airlines Cargo, Aeromexico Cargo, Air France Cargo, Alitalia Cargo, CSA Czech Airlines Cargo, Delta Air Logistics, KLM Cargo, and Korean Air Cargo, currently serve more than 728 destinations in more than 149 countries on six continents.  This alliance offers customers a consistent standard of performance, quality and detailed attention to service.

Other Travel Related Activities

MLT Inc.  MLT Inc. (“MLT”), an indirect wholly-owned subsidiary of NWA Corp., is among the largest vacation wholesale companies in the U.S.  MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals.  In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.  These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations.  In 2007, MLT had $506 million in operating revenues.

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

Employees

The airline industry is labor-intensive and as of December 31, 2007, the Company had approximately 34,000 full-time equivalent employees of whom approximately 1,900 were foreign nationals working primarily in Asia.  Unions represent approximately 80% of the Company’s employees.  Collective bargaining agreements (“CBAs”) provide standards for wages, hours of work, working conditions, settlement of disputes and other matters.  The major agreements with domestic employees will become amendable on various dates as follows:

Employee Group	Approximate Number of Full-time Equivalent Employees Covered	Union	Amendable Date
Northwest Airlines, Inc.
Pilots	4,500	Air Line Pilots Association, International (“ALPA”)	12/31/2011

Agents and Clerks	6,000	International Association of Machinists & Aerospace Workers (“IAM”)	12/31/2011*

Equipment Service Employees and Stock Clerks	5,000	International Association of Machinists & Aerospace Workers (“IAM”)	12/31/2011*

Flight Attendants	7,700	Association of Flight Attendants - Communication Workers of America (“AFA-CWA”)	12/31/2011

Mechanics and Related Employees	900	Aircraft Mechanics Fraternal Association (“AMFA”)	12/31/2011

Mesaba Aviation, Inc.
Pilots	1,000	Air Line Pilots Association, International (“ALPA”)	12/1/2010

Flight Attendants	400	Association of Flight Attendants - Communication Workers of America (“AFA-CWA”)	12/1/2010

Mechanics and Related Employees	200	Aircraft Mechanics Fraternal Association (“AMFA”)	12/1/2010

Compass Airlines, Inc.
Pilots	150	Air Line Pilots Association, International (“ALPA”)	4/1/2013

*                 Assumes the Company will exercise its contractual right to unilaterally extend this agreement one year past its original amendable date of December 31, 2010.

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

Northwest’s right to operate to foreign countries, including Japan, China and other countries in Asia and Europe, is governed by aviation agreements between the U.S. and the respective foreign countries.  Many aviation agreements permit an unlimited number of carriers to operate between the U.S. and a specific foreign country, while others limit the number of carriers and flights on a given international route.  From time to time, the U.S. or its foreign country counterpart may seek to renegotiate or cancel an aviation agreement.  In the event an aviation agreement is amended or cancelled, such a change could adversely affect Northwest’s ability to maintain or expand air service to the relevant foreign country.

Operations to and from foreign countries are subject to the applicable laws and regulations of those countries.  There are restrictions on the number and timing of operations at certain international airports served by Northwest, including Tokyo.  Additionally, slots for international flights are subject to certain restrictions on use and transfer.

On March 30, 2008, a new Air Transport Agreement between the U.S. and the E.U. Member States will go into effect.  This Agreement will create new competitive opportunities and competition on routes between the U.S. and Europe and, among other things, will enable Northwest to commence services to London Heathrow Airport, subject to the availability of slots.

Consumer Protection.  In November 2007, the DOT issued a proposal to increase by 100 percent the minimum amount of compensation that airlines must pay to consumers who have been denied boarding on oversold flights.  That rulemaking proceeding is pending.

In December 2007, a U.S. District Court ruled that passenger “bill of rights” legislation enacted by New York State, which imposes requirements on airlines additional to those imposed by federal law and regulation, was not preempted by federal law.  An appeal of that decision has been filed with a U.S. Court of Appeals and is pending.

Aviation Security.  The TSA regulates civil aviation security under the Aviation and Transportation Security Act (“Aviation Security Act”).  This law federalized substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives.  Since the events of September 11, 2001, Congress has mandated, and the TSA has implemented, numerous security procedures that have imposed and will continue to impose additional compliance responsibilities and costs on airlines.  Funding for airline and airport security under the law is provided in part by a $2.50 per segment passenger security fee, subject to a limit of $10 per roundtrip.  In addition, the law authorizes the TSA to impose an air carrier fee, capped by the aggregate of costs paid by all air carriers in calendar year 2000 for screening passengers and property.  The per-carrier limit is capped at the amount expended by that individual air carrier in calendar year 2000.  This cap is to remain in effect until the TSA revises the per-carrier limit by market share or any other appropriate method.  In the fiscal year 2005 Department of Homeland Security Appropriations Act, Congress required the Government Accountability Office (“GAO”) to conduct a review of the carrier reported costs; as a result of this review, the GAO estimated that the industry-wide aviation security costs were underreported, suggesting that some carriers may not have paid the appropriate air carrier fee.  The industry, through the Air Transport Association, raised strong objections to the GAO’s conclusions and the methodologies used in reaching such conclusions.  In January 2006, the TSA adopted the GAO’s findings and assessed the Company and a number of U.S. and foreign carriers with a substantial increase in the additional security fee which would be imposed retroactively to the beginning of 2005, and continuing into 2006 and future years.  In February 2006, the affected carriers protested the fee increase through an administrative proceeding at the TSA.  In May 2007, the TSA issued Final Decisions ordering the Company and the other affected carriers to pay the additional assessments for 2005 and 2006.  Under protest and reserving its rights of appeal, the Company paid the accrued assessments in July 2007 and is paying them going forward.  The Company and other affected carriers have requested judicial review of the TSA’s fee assessment in federal court.   It is expected that aviation security laws and processes will continue to be under review and subject to change by the federal government in the future.

In November 2004, the TSA implemented a test of a passenger pre-screening program, named “Secure Flight,” utilizing passenger data provided to the TSA by U.S. airlines, and in August 2007 the TSA issued a rulemaking notice regarding implementation of the program.  On December 17, 2004, the president signed into law the Intelligence Reform and Terrorism Prevention Act of 2004, which requires the TSA to take additional actions regarding passenger and air cargo security.  In October 2006, new TSA requirements for security of cargo on passenger and all-cargo aircraft went into effect.  In August 2007, the president signed into law the Implementing Recommendations of the 9/11 Commission Act of 2007, which requires the TSA to establish, within three years, a system for screening 100 percent of cargo transported on passenger aircraft to, from or within the U.S.

On April 7, 2005, the Bureau of Customs and Border Protection (“CBP”) issued a rule requiring airlines, for security screening purposes, to electronically transmit passenger and crew data to the CBP before flights arrive in or depart from the U.S.  In August 2007, the CBP issued a new rule establishing methods and new procedures for the transmission of passenger data, effective February 2008. The CBP also published a final rule in December 2003 requiring airlines to electronically transmit cargo data before cargo arrives in and departs from the U.S.

Airport Access.  Four of the nation’s airports, Chicago O’Hare, LaGuardia (New York), Kennedy International (New York) and Ronald Reagan National (Washington, D.C.), were designated by the FAA as “high density traffic airports.”  The number of takeoff and landing slots at these airports was limited during certain peak demand time periods.  Legislation passed in March 2000 resulted in the elimination of slot restrictions, effective July 2002 at Chicago O’Hare and January 2007 at LaGuardia and Kennedy International.  In August 2004, the FAA implemented temporary restrictions at Chicago O’Hare to limit congestion.  The Chicago O’Hare restrictions became a Final Rule effective October 2006 and will continue through October 2008.  The FAA also decided not to eliminate slot restrictions at LaGuardia as planned due to continued congestion; carriers are currently operating under a Final Order at LaGuardia, pending the outcome of an FAA rulemaking process.  The Final Order will remain in effect until at least November 2008, the earliest that a Final Rule at LaGuardia could be put in place.  The FAA also set hourly caps at Kennedy International beginning March 15, 2008 continuing through 2009. Newark Liberty Airport has been designated by the FAA as a “level 3 coordinated airport” for the summer 2008 season, requiring airlines to seek advance schedule approval from the FAA.   The FAA permits the buying, selling, trading or leasing of slots subject to certain restrictions.

In January 2008, the Secretary of Transportation proposed a new policy intended to ease airport congestion by encouraging U.S. airports to change their method of calculating landing fees from a weight-based method to a method that allows variable charges based on time of day and traffic volume factors.  This proposed change to existing policy is pending.

Labor.  The Railway Labor Act (“RLA”) governs the labor relations of employers and employees engaged in the airline industry.  Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements.  The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur.  Pursuant to the RLA, Northwest has CBAs with seven domestic unions representing nine separate employee groups.  In addition, Northwest has agreements with four unions representing its employees in countries throughout Asia.  These agreements are not subject to the RLA, although Northwest is subject to local labor laws.  Mesaba has CBAs with three unions representing three separate employee groups.  Compass has a CBA with one union representing one employee group.

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

A combination of FAA and Occupational Safety and Health Administration regulations on both the federal and state levels apply to all of Northwest’s ground-based operations in the U.S.

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

In November 2005, the Environmental Protection Agency (the “EPA”) issued a rule implementing the aircraft emissions standards previously approved by the ICAO, of which the U.S. is a member. Following issuance of the EPA rule, a lawsuit was filed in the U.S. Court of Appeals for the District of Columbia Circuit on behalf of state and local air regulators against the EPA challenging its rule regulating aircraft emissions on the grounds that the international emissions standards codified by the EPA rule are not stringent enough.  Northwest believes it is in compliance with the emissions standards that were codified by the EPA rule.

Northwest, along with other airlines, has been identified as a potentially responsible party at various environmental sites.  Management believes that Northwest’s share of liability for the cost of the remediation of these sites, if any, will not have a material adverse effect on the Company’s financial statements.

Civil Reserve Air Fleet Program.  Northwest renewed its participation in the Civil Reserve Air Fleet Program (“CRAF”), pursuant to which Northwest has agreed to make available, during the period beginning October 1, 2007 and ending September 30, 2008, 18 Boeing 747-200/400 passenger aircraft, 16 Boeing 757-300 passenger aircraft, ten Boeing 757-200 passenger aircraft, 17 Airbus A330-300 passenger aircraft, 11 Airbus A330-200 passenger aircraft and 13 Boeing 747-200 freighter aircraft for use by the U.S. military under certain stages of readiness related to national emergencies.  The program is a standby arrangement that allows the U.S. Department of Defense U.S. Transportation Command to call on some or all of these 85 contractually committed Northwest aircraft and their crews to supplement military airlift capabilities.

Item 1A.  RISK FACTORS

Risk Factors Related to Northwest and the Airline Industry

We are vulnerable to increases in aircraft fuel costs.

Because fuel costs are a significant portion of our operating costs, substantial changes in fuel costs would materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, political unrest in various parts of the world, Organization of Petroleum Exporting Countries (“OPEC”) policy, the rapid growth of economies in China and India, the levels of inventory carried by industries, the amounts of reserves built by governments, disruptions to production and refining facilities and weather.  In 2005 Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity in portions of the U.S. Gulf Coast.  As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies diminished during the fall of 2005.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.  A one-cent change in the cost of each gallon of fuel would impact operating expenses by approximately $1.4 million per month (based on our 2007 mainline and regional aircraft fuel consumption).  The Company’s mainline fuel expense per available seat mile excluding mark-to-market adjustments related to fuel derivative contracts that settle in future periods was 3.43 cents, on average, for 2007 and 2006.  From time to time, we hedge some of our future fuel purchases to protect against potential spikes in price.  However, these hedging strategies may not always be effective and can result in losses depending on price changes.  As of February 29, 2008, the Company had hedged the price of approximately 18% of its estimated 2008 fuel requirements. As of February 28, 2007, the Company had hedged the price of approximately 40% of its estimated 2007 fuel requirements.

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

In addition, several of our U.S. competitors, including US Airways, United, Delta and several small U.S. competitors, have recently reorganized under bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

From time to time the U.S. airline industry has undergone consolidations, as in the recent merger of US Airways and America West, and may experience additional consolidation in the future. If other airlines participate in merger activity, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of Northwest.

The airline industry is sensitive to global events.

Global events have also significantly impacted airline industry revenue.  The commencement of the war in Iraq depressed air travel, particularly on international routes.  The outbreak of Severe Acute Respiratory Syndrome (“SARS”) also depressed travel on international routes and sensitized passengers to the potential for air travel to facilitate the spread of contagious diseases.  An escalation of the war in the Middle East, or another outbreak of SARS, Avian flu, or other influenza-type illness, if it were to persist for an extended period, could again materially affect the airline industry and the Company by reducing revenues and impacting travel behavior.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Company’s Plan, the Debtors were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. As filed with the Bankruptcy Court on February 15, 2007, as part of the initial form of the disclosure statement, which also was filed with the SEC, and as part of the disclosure statement approved by the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  For example, the projections included an assumption regarding the timing of deliveries of Boeing 787-8 aircraft which is no longer accurate as a result of announced delays in the Boeing 787-8 production program.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections and the variations may be material.

Because our consolidated financial statements following our emergence from bankruptcy reflect fresh-start reporting adjustments, financial information in our financial statements following emergence will not be comparable to NWA Corp.’s financial information from periods prior to emergence from bankruptcy.

Following our reorganization, we adopted fresh-start reporting in accordance with SOP 90-7, pursuant to which our reorganization value, which represented the fair value of the entity before considering liabilities and approximated the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes and pension and other post-retirement benefit obligations, at fair value or at the present values of the amounts to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets has been reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit has been eliminated. Thus, our balance sheets and results of operations are not comparable in many respects to balance sheets and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected the Company’s financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA, a division of the DOT, which imposed a temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and revenue per revenue passenger mile (“yield”).

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. The war in Iraq and additional international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the U.S.

Additional security requirements may increase the Company’s costs and decrease its traffic.

Since September 11, 2001, the U.S. Department of Homeland Security (“DHS”) and the TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. In addition, foreign governments have also begun to institute additional security measures at foreign airports Northwest serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company’s costs and/or reducing its revenue.

Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased Northwest’s costs and may further adversely affect the Company and its financial results. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may result in similar adverse effects.

Union disputes, employee strikes and other labor-related disruptions may adversely affect the Company’s operations.

        Unions represent approximately 80% of the Company’s employees.  The Railway Labor Act (“RLA”) governs the labor relations of employers and employees engaged in the airline industry.  The RLA contains detailed procedures that must be exhausted before a lawful work stoppage may occur.  Pursuant to the RLA, the Company has CBAs with seven domestic unions representing separate employee groups.

Under the RLA, an amendable labor contract continues in effect while the parties negotiate a new contract.  In addition to direct contract negotiations, the RLA also provides for mediation, potential arbitration of unresolved issues and a 30-day “cooling-off” period after the end of which either party can resort to self-help.  The self-help remedies include, but are not limited to, a strike by the members of the labor union and the imposition of proposed contract amendments and, in the event of a strike, the hiring of replacement workers by the Company.  In addition to the risks associated with self-help there is also the risk that dissatisfied employees, either with or without union involvement, could engage in illegal slowdowns, work stoppages, or other actions that may disrupt operations.

The loss of skilled employees upon whom the Company depends to operate its business or the inability to attract additional qualified personnel could adversely affect its results of operations.

The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, technical and other personnel. The Company may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect its business.

The Company’s degree of leverage may limit its financial and operating activities.

The Company continues to have significant indebtedness even after its exit from bankruptcy.  Further, our historical capital requirements have been significant and our future capital requirements are significant; these requirements may also be affected by general economic conditions, industry trends, performance, and many other factors that are not within our control. The Company cannot ensure that we will be able to obtain financing in the future.  In addition, the Company cannot ensure that we will not experience losses in the future.  Our profitability and ability to generate cash flow will likely depend upon our ability to implement successfully our business strategy.  However, the Company cannot ensure that we will be able to accomplish these results.

The covenants in the Company’s Bank Credit Facility may restrict the Company’s activities and require satisfaction of certain financial tests.

The Company’s Bank Credit Facility contains a number of covenants and other provisions that may restrict the Company’s ability to engage in various financing transactions and operating activities. The Bank Credit Facility also requires the Company to satisfy certain financial tests.  The ability of the Company to meet these financial covenants may be affected by events beyond its control.  If the Company defaults under any of these requirements, the lenders could declare all outstanding borrowings, accrued interest and fees to be due and payable.  If that were to occur, there can be no assurance that the Company would have sufficient liquidity to repay or refinance this indebtedness or any of its other debt.

Changes in government regulations could increase our operating costs and limit our ability to conduct our business.

Airlines are subject to extensive regulatory requirements in the U.S. and internationally.  In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other operating regulations that impose substantial costs on airlines.  Additional laws, regulations, taxes and airport charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues.  For example, current proposals to address congestion at and around airports could limit our operations, reduce our revenues and/or increase our costs.  The ability of U.S. carriers to operate international routes is subject to change because the appropriate landing slots or facilities may not be available, or because applicable arrangements between the U.S. and foreign governments may be amended from time to time. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related tangible assets. Recently, the U.S. and the European Union entered into an “open skies” agreement that will become effective at the end of March 2008. We cannot give assurance that laws or regulations enacted in the future will not adversely affect the industry or the Company.

Our insurance costs have increased substantially and further increases could harm our business.

Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims.  In addition, other insurance costs increased significantly following the 2005 Hurricane Katrina and Hurricane Rita events.  Our total aviation and other insurance expenses were $36 million higher in 2007 than in 2000.  The FAA is currently providing aviation war risk insurance as required by the Homeland Security Act of 2002 as amended by the Consolidated Appropriations Act of 2005 and subsequently by the Continuing Appropriations Resolution 2007.  However, following multiple extensions, this coverage is scheduled to expire on March 30, 2008.  While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided.  Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be substantially higher than the premiums currently charged by the government, the maximum amount of coverage available would be reduced, and the type of coverage could be more restrictive.  Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage, in the event of a new terrorist attack or other events adversely affecting the airline industry.  Significant increases in insurance premiums could negatively impact our financial condition and results of operations.  If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If we were to be involved in an accident, we could be exposed to significant tort liability.  Although we carry insurance to cover damages arising from an accident, resulting tort liability could be higher than our policy limits which could negatively impact our financial condition.

We are exposed to foreign currency exchange rate fluctuations.

We conduct a significant portion of our operations in foreign locations.  As a result, we have operating revenues and, to a lesser extent, operating expenses, as well as assets and liabilities, denominated in foreign currencies, principally the Japanese yen.  Fluctuations in foreign currencies can significantly affect our operating performance and the value of our assets and liabilities located outside of the U.S.  From time to time, we use financial instruments to hedge our exposure to foreign currencies.  However, these hedging strategies may not always be effective.  As of December 31, 2007, the Company had hedged approximately 42.6 percent of its 2008 anticipated yen-denominated sales. The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 32.7 percent of yen-denominated sales at an average rate of 109.3 yen per U.S. dollar and collar options which hedge approximately 9.9 percent of yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar.  As of December 31, 2006, the Company had no forward contracts or collar options outstanding related to its anticipated 2007 yen-denominated sales.  As of December 31, 2007, the Company had also hedged approximately 66.4 percent of its 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0008 Canadian dollars per U.S. dollar.  As of December 31, 2006, the Company had no forward contracts outstanding related to its anticipated 2007 Canadian dollar denominated sales.

We are exposed to changes in interest rates.

We had $7.1 billion of debt and capital lease obligations that were accruing interest as of December 31, 2007 and $3.8 billion of total balance sheet cash, cash equivalents, and short-term investments as of December 31, 2007.  Of the indebtedness, 70% bears interest at floating rates.  An increase in interest rates would have an overall negative impact on our earnings as increased interest expense would only be partially offset by increased interest income.  From time to time, we use financial instruments to hedge our exposure to interest rate fluctuations.  However, these hedging strategies may not always be effective.  As of December 31, 2007 the Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $429 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

Any “ownership change” could limit our ability to utilize our net operating loss carryforwards.

Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years.  As of December 31, 2007, the Company had approximately $3.6 billion of federal and state net operating loss (“NOL”) carryforwards.  A corporation’s use of its NOL carryforwards is generally limited under Section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.”  However, when an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code (as was the case on the Effective Date of the Company’s Plan), special rules in either Section 382(l)(5) or Section 382(l)(6) of the Internal Revenue Code apply instead of the general Section 382 limitation rules.  In general terms, Sections 382(l)(5) or (l)(6) allow for a more favorable utilization of a company’s NOL carryforwards than would otherwise have been available following an “ownership change” not in connection with a plan of reorganization.  We have not yet determined whether we will be eligible for, or will rely on, Section 382(l)(5) of the Internal Revenue Code, or whether we will instead rely on Section 382(l)(6) of the Internal Revenue Code.  Assuming we are eligible for, and rely on, Section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the Effective Date of the Plan would eliminate completely our ability to utilize our NOL carryforwards.  Even if we rely on Section 382(1)(6) of the Internal Revenue Code, an “ownership change” after the Effective Date of the Plan could significantly limit our ability to utilize our NOL carryforwards for taxable years including or following the subsequent “ownership change.”  To avoid a potential adverse effect on our ability to utilize our NOL carryforwards after the Effective Date of the Plan, we have imposed restrictions on certain transfers of our common stock.

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

The Company relies heavily on automated systems to operate its business and any significant failure of these systems could harm its business.

The Company depends on automated systems to operate its business, including its internal airline reservation systems, flight operations systems, telecommunication systems and commercial Web sites, including nwa.com. Northwest’s Web site and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information, as well as process critical financial transactions. Substantial or repeated Web site, reservations systems or telecommunication systems failures could reduce the attractiveness of Northwest’s services versus its competitors and materially impair its ability to market its services and operate its flights.

The Company’s business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on its financial condition and results of operations.

The Company has engaged a growing number of third-party service providers to perform a large number of functions that are integral to its business, such as the operation of certain of its regional carriers, provision of information technology infrastructure and services, provision of maintenance and repairs and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company. The failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent Northwest from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

Forward-Looking Statements

Certain of the statements made in “Item 1.  Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K are forward-looking statements and are based upon information available to the Company on the date the statements are made.  The Company, through its management, may also from time to time make oral forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Any such statement is qualified by reference to the following cautionary statements.

The Company believes that the material risks and uncertainties that could affect the outlook of an airline operating in a global economy include, among others, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations and inflation.  Additional information with respect to these factors and these and other events that could cause differences between forward-looking statements and future actual results is contained in “Risk Factors Related to Northwest and the Airline Industry” above.

Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings, could cause the Company’s results to differ from results that have been or may be projected by or on behalf of the Company.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These statements deal with the Company’s expectations about the future and are subject to a number of factors that could cause actual results to differ materially from the Company’s expectations.  All subsequent written or oral forward-looking statements attributable to the Company, or persons acting on behalf of the Company, are expressly qualified in their entirety by the factors described above.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Flight Equipment

As shown in the following table, Northwest operated a mainline fleet of 356 aircraft at December 31, 2007, consisting of 295 narrow-body and 61 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of December 31, 2007 are also provided.

		In Service
						Average		Aircraft
	Seating		Capital	Operating		Age		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	(Years)		Order

Passenger Aircraft
Airbus:
A319	124	55	—	2	57	5.8		5
A320	148	45	—	28	73	13.0		2
A330-200	243	11	—	—	11	2.7		—
A330-300	298	21	—	—	21	2.3		—

Boeing:
787-8	TBD	—	—	—	—	—		18
757-200	160-184	38	1	16	55	16.5		—
757-300	224	16	—	—	16	4.8		—
747-400	403	4	—	12	16	14.1		—

McDonnell Douglas:
DC9	100-125	94	—	—	94	35.6		—
		284	1	58	343			25

Freighter Aircraft
Boeing 747F		10	—	3	13	25.1		—
Total Northwest Operated Aircraft		294	1	61	356	17.5	(1)	25

Regional Aircraft
CRJ200	50	—	—	141	141	4.5		—
Saab 340	33	—	—	49	49	10.1		—
CRJ900	76	13	—	—	13	0.3		23
Embraer 175	76	9	—	—	9	0.2		27

Total Airlink Operated Aircraft		22	—	190	212			50

Total Aircraft		316	1	251	568			75

(1)   Excluding DC9 aircraft, the average age of Northwest-operated aircraft is 11.1 years.

In total, the Company took delivery of eight Airbus A330-300, 13 CRJ900 and nine Embraer 175 aircraft during the twelve months ended December 31, 2007.  In connection with the acquisition of these 30 aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $1.1 billion.

During 2007, the Company sold 57 aircraft including nine A319, nine DC10-30, seven Boeing 747-200 and 32 DC9 aircraft.  Proceeds from these sales totaled $279 million.

        See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 14 — Commitments” for further information related to the Company’s aircraft and commitments.

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

        The Company is currently managing and supervising the design and construction of a $60 million luggage system security expansion project at the Detroit Metropolitan Wayne County Airport, scheduled to be operationally complete in late 2008.

Other Property and Equipment

        Northwest’s primary offices are located near the Minneapolis/St. Paul International Airport, including its corporate offices located on a 160-acre site east of the airport.  Other owned facilities include reservations centers in Baltimore, Maryland, Tampa, Florida, Minot, North Dakota and Chisholm, Minnesota, and a data processing center in Eagan, Minnesota.  The Company also owns property in Tokyo, including a 1.3-acre site in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo’s Narita International Airport.  In addition, the Company leases reservations centers in or near Minneapolis/St. Paul, Seattle and Sioux City, Iowa.

Item 3.  LEGAL PROCEEDINGS

        On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  On May 31, 2007, the Debtors emerged from bankruptcy.  The reorganization cases were jointly administered under the caption “In re NWA Corp., et al., Case No. 05-17930 (ALG).”  The Confirmation Order provided for the discharge upon the Effective Date of the Debtors from all Claims (as defined in the Plan) based upon acts or omissions that occurred prior to the Effective Date.  In addition, as established by the Confirmation Order, holders of pre-Effective Date claims are enjoined from commencing or continuing any action or proceeding against the Reorganized Debtors with respect to such claims, except as otherwise permitted by the Bankruptcy Court for purposes of determining the amount of their respective claims.  The legal proceedings outstanding against the Company as of the Petition Date are subject to the injunction established by the Confirmation Order.

Northwest Airlines, Inc. v. Filipas, et al (U.S. Dist. Ct. Minnesota, Case 07-CIV-4803 (JNE/JJG)).  On December 12, 2007, Northwest Airlines, Inc. filed a declaratory judgment action against six of its employee pilots seeking a declaration that its recently implemented Target Benefit Pension Plan (collectively bargained for with the Air Line Pilots Association) does not violate any applicable prohibitions against age discrimination, including under ERISA.  In its complaint, Northwest asks the court to certify a defendant class of all employee pilots who will receive less under the new target plan than they would have received under the predecessor plan that provided benefits to pilots on a “flat percentage” or “pro rata to pay” basis.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

MANAGEMENT

Executive Officers of the Registrant

        Douglas M. Steenland, age 56, has served as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004 and was elected a director of both companies in September 2001. He has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President-Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from July 1994 to June 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

        Neal S. Cohen, age 47, was elected Executive Vice President - Strategy, International and Chief Executive Officer of Regional Airlines of Northwest effective May 31, 2007.  He served as Executive Vice President & Chief Financial Officer of NWA Corp. and Northwest from May 2005 through May 2007.  Prior to rejoining Northwest in May 2005, Mr. Cohen served at US Airways as Executive Vice President and Chief Financial Officer from April 2002 to April 2004, and served as Chief Financial Officer for Conseco Finance from April 2001 to March 2002.  Prior to his position at Conseco Finance, Mr. Cohen served as Chief Financial Officer for Sylvan Learning Systems.  From 1991 to 2000, Mr. Cohen held a number of senior marketing and finance positions at Northwest, including Senior Vice President and Treasurer and Vice President — Market Planning.

David M. Davis, age 41, was elected Executive Vice President & Chief Financial Officer of NWA Corp. and Northwest effective May 31, 2007.  He served as Senior Vice President — Finance & Controller of Northwest from August 2005 through May 2007.  From November 2004 to August 2005, Mr. Davis served as Chief Financial Officer of Kraton Polymers LLC, and from April 2002 to November 2004, he served in senior finance roles at US Airways, including as Executive Vice President — Finance and Chief Financial Officer from May 2004 to November 2004. From 2000 to 2002, he served as Vice President — Financial Planning and Analysis of Budget Group, Inc. and prior to 2000 he served in a number of finance positions at Delta Air Lines and at Northwest.

        J. Timothy Griffin, age 56, has served as Executive Vice President-Marketing and Distribution of Northwest since January 1999.  From June 1993 to January 1999, he served as Senior Vice President-Market Planning and Systems.  Prior to joining Northwest in 1993, Mr. Griffin held senior positions with Continental Airlines and American Airlines.

        Andrew C. Roberts, age 47, has served as Executive Vice President — Operations since November 2004.  He has served in a number of executive positions since joining Northwest in 1997, including Senior Vice President — Technical Operations from August 2001 to November 2004, Vice President — Materials Management from April 1999 to August 2001, and Managing Director — Minneapolis/St. Paul Engine Operations from September 1997 to April 1999.  Prior to joining Northwest, Mr. Roberts held senior positions with Pratt & Whitney and Aviall, Inc.

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

The Successor Company’s common stock is listed on the NYSE and began trading under the symbol “NWA” on May 31, 2007.  The Plan contemplates the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation), as follows:

•                  225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•                  8.6 million shares of common stock are issuable to holders of guaranty claims;

•                  27.8 million shares of common stock were issued pursuant to the Rights Offering and an Equity Commitment Agreement; and

•                  15.2 million shares of common stock are subject to awards under a management equity plan.

Financial results of the Successor Company are not comparable with the results of the Predecessor Company, as discussed in “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Fresh-Start Reporting.”  The table below shows the high and low sales prices for the Company’s common stock during 2007 and 2006.

	Predecessor		Successor
		Period from	Period from
		April 1 to	May 31 to
	1st Quarter	May 30	June 30	3rd Quarter	4th Quarter
2007:
High	$5.55	$0.77	$26.33	$23.95	$20.25
Low	$0.56	$0.00	$22.13	$14.91	$14.26

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
High	$0.56	$0.65	$0.85	$6.55
Low	$0.34	$0.44	$0.47	$0.61

As of January 31, 2008, there were 2,653 stockholders of record of our Successor Company common stock.

Since 1989, NWA Corp. has not declared or paid any dividends on the Predecessor Company’s common stock and does not currently anticipate paying dividends on the Successor Company’s common stock.  Under the provisions of the Company’s Bank Credit Facility, NWA Corp.’s ability to pay dividends on or repurchase its common stock is restricted.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

Issuer Purchases of Equity Securities

Common stock repurchases in the fourth quarter of fiscal year 2007 were as follows:

Maximum number of
			Total number of	shares (or approximate
			shares purchased	dollar value of shares)
	Total number	Average price	as part of publicly	that may yet be
	of shares	paid	announced plans	purchased under the
Period	purchased (a)	per share	or programs	plans or programs (b)
10/01/07-10/31/07	274	$19.91	N/A	N/A
11/01/07-11/30/07	—	—	N/A	N/A
12/01/07-12/31/07	—	—	N/A	N/A

(a)          Consisted of vested shares under the Management Equity Plan that were forfeited due to the Company’s disgorgement provision.

(b)         The Management Equity Plan provides that the Company may permit the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The Management Equity Plan does not specify a maximum number of shares that may be withheld.

Item 6. SELECTED FINANCIAL DATA

NORTHWEST AIRLINES CORPORATION

(In millions, except per share data)

	Successor	Predecessor
	Period from	Period from
	June 1 to	January 1 to
	December 31,	May 31,	Year Ended December 31
	2007	2007	2006	2005	2004	2003
Statements of Operations
Operating revenues
Passenger	$5,660	$3,768	$9,230	$8,902	$8,432	$7,632
Regional carrier	884	521	1,399	1,335	1,083	860
Cargo	522	318	946	947	830	752
Other	538	317	993	1,102	934	833
Total operating revenues	7,604	4,924	12,568	12,286	11,279	10,077

Operating expenses	6,863	4,561	11,828	13,205	11,784	10,342
Operating income (loss)	741	363	740	(919)	(505)	(265)

Operating margin	9.7%	7.4%	5.9%	(7.5)%	(4.5)%	(2.6)%

Net income (loss) before cumulative effect of accounting change	342	1,751	(2,835)	(2,464)	(862)	248
Cumulative effect of accounting change	—	—	—	(69)	—	—
Net income (loss)	$342	$1,751	$(2,835)	$(2,533)	$(862)	$248

Earnings (loss) per common share:
Basic	$1.30	$20.03	$(32.48)	$(29.36)	$(10.32)	$2.75
Diluted	$1.30	$14.28	$(32.48)	$(29.36)	$(10.32)	$2.62

	Successor	Predecessor
	December 31,	December 31
	2007	2006	2005	2004	2003
Balance Sheets
Cash, cash equivalents and unrestricted short-term investments	$3,034	$2,058	$1,262	$2,459	$2,757
Total assets	24,517	13,215	13,083	14,042	14,008
Long-term debt, including current maturities	6,961	4,112	1,159	8,411	7,866
Long-term obligations under capital leases, including current obligations	127	—	11	361	419
Long-term pension and postretirement health care benefits, including current obligations	3,720	185	264	4,095	3,756
Liabilities subject to compromise	—	13,572	14,328	—	—
Preferred redeemable stock subject to compromise	—	277	280	263	236
Common stockholders’ equity (deficit)	7,377	(7,991)	(5,628)	(3,087)	(2,011)

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2007		2006		2005		2004		2003
Operating Statistics
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	93,328		92,944		100,461		98,591		94,211
Revenue passenger miles (RPM) (millions)	78,320		78,044		81,914		78,130		72,032
Passenger load factor	83.9%		84.0%		81.5%		79.2%		76.5%
Revenue passengers (millions)	66.4		67.6		70.3		67.2		62.1
Passenger revenue per RPM (yield)	13.83	¢	13.62	¢	12.50	¢	12.18	¢	11.79	¢
Passenger revenue per scheduled ASM (RASM)	11.61	¢	11.44	¢	10.19	¢	9.65	¢	9.01	¢

Fuel gallons consumed - Consolidated (millions) (1)	1,720		1,780		1,976		1,958		1,842

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	86,142		85,603		91,775		91,378		88,593
Revenue passenger miles (RPM) (millions)	72,924		72,606		75,820		73,312		68,476
Passenger load factor	84.7%		84.8%		82.6%		80.2%		77.3%
Revenue passengers (millions)	53.7		54.8		56.5		55.4		51.9
Passenger revenue per RPM (yield)	12.93	¢	12.71	¢	11.74	¢	11.50	¢	11.15	¢
Passenger revenue per scheduled ASM (RASM)	10.94	¢	10.78	¢	9.70	¢	9.23	¢	8.61	¢

Fuel gallons consumed - Mainline (millions) (2)	1,545		1,593		1,745		1,766		1,752

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

NORTHWEST AIRLINES CORPORATION

	Year Ended December 31
	2007		2006		2005		2004		2003
Mainline Operating Statistical Results (1)
Total available seat miles (ASM) (millions)	86,310		85,738		91,937		91,531		89,158

Passenger service operating expense per total ASM (2)(3)(4)	10.75	¢	10.95	¢	11.53	¢	10.62	¢	9.87	¢
Aircraft impairment, curtailment charge, severance expense and other per total ASM (4)	—	¢	0.03	¢	0.14	¢	0.31	¢	0.11	¢
Mainline fuel expense per ASM	3.41	¢	3.43	¢	2.99	¢	2.14	¢	1.53	¢

Mark-to-market gains (losses) per total ASM related to fuel derivative contracts that settle in future periods	0.02	¢	—	¢	—	¢	—	¢	—	¢

Mainline fuel expense per total ASM, excluding mark-to-market gains (losses) related to fuel derivative contracts that settle in future periods	3.43	¢	3.43	¢	2.99	¢	2.14	¢	1.53	¢

Cargo ton miles (millions)	2,067		2,269		2,397		2,338		2,184
Cargo revenue per ton mile	40.65	¢	41.71	¢	39.51	¢	35.48	¢	34.42	¢

Fuel gallons consumed (millions)	1,545		1,593		1,745		1,766		1,752
Average fuel cost per gallon, excluding taxes	205.41	¢	202.47	¢	170.73	¢	118.17	¢	80.68	¢

Mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts that settle in future periods	1.18	¢	(0.17	)¢	—	¢	—	¢	—	¢

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains (losses) related to fuel derivative contracts that settle in future periods	206.59	¢	202.30	¢	170.73	¢	118.17	¢	80.68	¢

Number of operating aircraft at year end	356		371		379		435		430
Full-time equivalent employees at year end	30,306		30,484		32,460		39,342		39,100

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

(3)      Passenger service operating expense excludes the following items unrelated to passenger service operations:

(In millions)	2007	2006	2005	2004	2003
Regional carrier expenses	$1,259	$1,406	$1,576	$1,210	$822
747 Freighter operations	654	804	791	608	497
MLT Inc. - net of intercompany eliminations	177	193	193	192	197
Other	56	43	43	56	26

(4)     Passenger service operating expense per ASM includes the following items:

(In millions)	2007	2006	2005	2004	2003
Aircraft and aircraft related write-downs	$—	$—	$48	$203	$21
Curtailment charges	—	—	82	—	58
Severance expenses	—	23	—	—	20
Other	—	—	—	77	—

   “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” are integral to understanding the selected financial data presented in the table above.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NWA Corp. is a holding company whose operating subsidiary is Northwest.  The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries.  Substantially all of the Company’s results of operations are attributable to its operating subsidiary, Northwest, which accounted for approximately 99% of the Company’s 2007 consolidated operating revenues and expenses.  The Company’s results of operations also include other subsidiaries of which MLT is the most significant.  The following discussion pertains primarily to Northwest and, where indicated, MLT.

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

On the Effective Date, the Company implemented fresh-start reporting in accordance with SOP 90-7.  Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company has combined the results for the five months ended May 31, 2007 with the seven months ended December 31, 2007.  The combined period has been compared to the twelve months ended December 31, 2006.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Full Year 2007 Results

The Company reported net income applicable to common stockholders of $2.1 billion for the combined year ended December 31, 2007, compared to a net loss applicable to common stockholders of $2.8 billion in 2006.  In 2007, the Company reported operating income of $1.1 billion, compared with operating income of $740 million in 2006.

Operating revenues for the full year 2007 decreased 0.3 percent versus 2006 to $12.5 billion.  System consolidated passenger revenue increased 1.9 percent to more than $10.8 billion on 0.4 percent additional available seat miles (“ASMs”), resulting in a 1.5 percent increase in unit revenue.  Excluding the impact of fresh-start reporting, system consolidated passenger revenue increased 2.8 percent due to a 2.4 percent improvement in unit revenue.

Operating expenses decreased 3.4 percent year-over-year to $11.4 billion, resulting in a 2.0 percent decrease in mainline unit costs, excluding fuel and unusual items.

Full year 2007 results included $1.5 billion of net unusual and reorganization related gains.  Unusual non-operating items consisted of a $14 million loss on the sale of Pinnacle Airlines Corp. common stock and $1.6 billion of reorganization related gains. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Reorganization Related Items” for further information related to the Company’s reorganization items.

Full year 2006 results included $3.2 billion of net unusual and reorganization related losses. Operating expenses included $23 million in severance charges related to the Company’s ratified contract agreement with AMFA. Reorganization expenses recorded during 2006 totaled $3.2 billion. See “Item 8. Consolidated Financial Statements Supplementary Data, Note 7 — Reorganization Related Items” for further information related to the Company’s reorganization items.

Full year 2005 results included $1.2 billion of net unusual and reorganization related losses.  Operating expenses included $130 million of unusual items related to pension curtailment charges and aircraft and aircraft related write-downs.  Unusual non-operating items consisted of an $18 million loss on the sale of the Company’s Pinnacle Airlines note to Pinnacle Airlines Corp. and a gain of $102 million from the sale of the Prudential Financial Inc. Common Stock received in conjunction with Prudential’s demutualization.  Reorganization expenses recorded during 2005 totaled $1.1 billion.  The Company also recorded a cumulative effect of accounting change in the amount of $69 million during 2005.

Results of Operations—2007 Compared to 2006

Operating Revenues.  Operating revenues decreased 0.3% ($40 million), as a result of reductions in cargo revenue and other revenue, partially offset by higher system passenger revenue and regional carrier revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.  On the Effective Date, in conjunction with implementing fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets. Frequent flyer obligations are now recognized on a deferred revenue method versus an incremental cost method.  The impact of the changes to accounting for frequent flyer obligations on the Successor Company was a reduction of $58.9 million in mainline passenger revenue and an increase of $9.5 million in regional carrier revenue for the seven months ended December 31, 2007.  Adjustments to air traffic liability are now recognized as revenue based on the delayed recognition approach, when the validity period of the ticket has expired, versus the use of historical trends and estimates.  The overall impact of this change on passenger revenue was a reduction of $44.7 million for the seven months ended December 31, 2007.  The following analysis by region outlines the Company’s year-over-year performance as reported and excluding fresh-start related changes:

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2007
Passenger revenues (in millions)	$5,867		$2,186		$1,375		$9,428		$10,833

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(123)		$121		$200		$198		$204
Percent	(2.1)%		5.9%		17.0%		2.1%		1.9%

Scheduled service ASMs (capacity)	(2.3)%		1.6%		11.0%		0.6%		0.4%
Scheduled service RPMs (traffic)	(1.3)%		0.3%		7.4%		0.4%		0.4%
Passenger load factor	0.9	pts.	(1.1	)pts.	(2.9	)pts.	(0.1	)pts.	(0.1	)pts.
Yield	(0.8)%		5.6%		8.9%		1.7%		1.5%
Passenger RASM	0.3%		4.2%		5.5%		1.5%		1.5%

Excluding fresh-start related changes:
2007
Passenger revenues (in millions)	$5,952		$2,213		$1,367		$9,532		$10,927

Increase (Decrease) from 2006:
Passenger revenues (in millions)	$(38)		$148		$192		$302		$298
Percent	(0.6)%		7.2%		16.3%		3.3%		2.8%

Yield	0.6%		6.9%		8.4%		2.8%		2.4%
Passenger RASM	1.7%		5.5%		4.8%		2.6%		2.4%

Regional Carrier Revenues.  Regional carrier revenues increased 0.4% ($6 million) to $1.4 billion, primarily due to a 1.2% yield improvement on a 2.1% capacity reduction.

Cargo Revenues.  Cargo revenues decreased 11.2% ($106 million) to $840 million due to an 8.9% reduction in cargo ton miles and a 2.5% reduction in yield.  Cargo revenues consisted of freight and mail carried on passenger aircraft and the Company’s dedicated fleet of Boeing 747-200 freighter aircraft.

Other Revenues.  Other Revenues, the principal components of which are MLT, other transportation fees, partner revenues, and charter revenues, decreased 13.9% ($138 million).  The year-over-year decrease was due to the change in presentation of regional carrier related revenue and expense items, as described in “Items 8. Consolidated Financial Statements and Supplementary Data, Note 3 — Summary of Significant Accounting Policies,” partially offset by the portion of payments received for frequent flyer miles that is now recorded in Other Revenues.

Operating Expenses.  Operating expenses decreased 3.4% ($404 million) for 2007.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  In addition to the fair value adjustments required for fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets.  The effects of fresh-start reporting, the policy changes and the impact of exit-related stock compensation expense on the Company’s Consolidated Statements of Operations are itemized in column (1).  On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (2).  In conjunction with the Amended Airline Services Agreement with Pinnacle and the Stock Purchase and Reorganization Agreement with Mesaba, the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s operating income for the year ended December 31, 2007 and is itemized in column (3).  Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4).  The following table and notes present operating expenses for the years ended December 31, 2007 and 2006 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Year Ended		(1)	(2)	(3)	(4)
			Fresh-Start/
	Combined		Exit-Related	Mesaba	Regional			Total	%
	December 31,	December 31,	Stk Comp	Net of	Carrier			Incr (Decr)	Incr
(In millions)	2007	2006	Exp	Elim	Reclass	Operations		from 2006	(Decr)
OPERATING EXPENSES
Aircraft fuel and taxes	$3,378	$3,386	$—	$11	—	$(19)	A	$(8)	(0.2)%
Salaries, wages and benefits	2,568	2,662	20	79	—	(193)	B	(94)	(3.5)
Aircraft maintenance materials and repairs	811	796	—	20	—	(5)	C	15	1.9
Selling and marketing	751	759	(11)	—	—	3	C	(8)	(1.1)
Other rentals and landing fees	539	562	—	10	—	(33)	D	(23)	(4.1)
Depreciation and amortization	495	519	(5)	7	3	(29)	E	(24)	(4.6)
Aircraft rentals	378	226	—	—	188	(36)	F	152	67.3
Regional carrier expenses	776	1,406	—	(138)	(400)	(92)	G	(630)	(44.8)
Other	1,728	1,512	—	32	—	184)	H	216	14.3
Total operating expenses	$11,424	$11,828	$4	$21	$(209)	$(220)		$(404)	(3.4)%

A.           Aircraft fuel and taxes decreased primarily due to gains related to fuel derivative contracts and a reduction in fuel gallons consumed, partially offset by higher fuel prices.  During 2007, we recognized $112.9 million of fuel derivative net gains as reductions to fuel expense, including $18.7 million of unrealized gains related to fuel derivative contracts that will settle in 2008.  During 2006, we recognized $39.3 million of fuel derivative net losses as additional fuel expense.  Total mainline gallons consumed decreased 3.0 percent, while the average fuel price per gallon increased 1.5 percent.

B.             Salaries, wages and benefits were lower year-over-year primarily due to reductions in employee benefit costs, outsourcing of certain station operations, and severance charges recorded in 2006 for a ratified contract agreement with AMFA, partially offset by increases related to employee profit sharing and performance incentive plans.

C.             Aircraft maintenance materials and repairs and selling and marketing expenses were relatively flat year-over-year.

D.            Other rentals and landing fees decreased due to a favorable settlement with the Metropolitan Airports Commission and fewer overall landings.

E.              Depreciation and amortization expense reductions were largely due to the retirement of the DC10 fleet and reductions in the DC9 fleet, partially offset by incremental deliveries of A330, CRJ900 and Embraer 175 aircraft.

F.              Aircraft rentals expense decreased primarily due to restructured and rejected aircraft leases.

G.             Regional carrier expense decreased year-over-year primarily due to the reduction in regional carrier capacity and restructured agreements with our regional airline affiliates.  In addition, the Company recorded fuel and fuel related expenses for its wholly-owned subsidiaries, Compass and Mesaba, in Aircraft Fuel and Taxes and Other in 2007.

H.            Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to an increase in outside services with the shift to third party vendors versus internally staffed station operations which is offset in salaries, wages and benefits.  Increased passenger claims, professional fees, and personnel expenses also contributed to the variance.

Other Income and Expense.  Non-operating expense decreased $4.8 billion primarily due to a $1.8 billion gain on debt discharge, $1.3 billion in net gains associated with revaluing our assets and liabilities at fresh-start, and a $1.7 billion year-over-year reduction in other reorganization-related expenses.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Reorganization Related Items” for additional information related to the Company’s reorganization items.

Tax Expense (Benefit).  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability.  It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 13 — Income Taxes” for additional discussion of the Company’s tax accounts.

Results of Operations—2006 Compared to 2005

Operating Revenues.  Operating revenues increased 2.3% ($282 million), the result of higher system passenger and regional carrier revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
2006
Passenger revenues (in millions)	$5,990		$2,065		$1,175		$9,230		$10,629

Increase (Decrease) from 2005:
Passenger revenues (in millions)	$216		$78		$34		$328		$392
Percent	3.8%		3.9%		3.0%		3.7%		3.8%

Scheduled service ASMs (capacity)	(7.9)%		(3.8)%		(7.0)%		(6.7)%		(7.5)%
Scheduled service RPMs (traffic)	(4.3)%		(3.3)%		(5.5)%		(4.2)%		(4.7)%
Passenger load factor	3.1	pts.	0.4	pts.	1.5	pts.	2.2	pts.	2.5	pts.
Yield	8.4%		7.4%		8.9%		8.3%		9.0%
Passenger RASM	12.6%		7.9%		10.7%		11.1%		12.3%

Regional Carrier Revenues.  Regional carrier revenues increased 4.8% ($64 million) to $1.4 billion, primarily due to improved yield on a 15.5% capacity reduction.

Cargo Revenues.  Cargo revenues decreased 0.1% ($1 million) to $946 million due to a 5.3% reduction in cargo ton miles, partially offset by a 5.6% improvement in yield.  Cargo revenues consisted of freight and mail carried on passenger aircraft and the Company’s dedicated fleet of Boeing 747-200 freighter aircraft.

Other Revenues.  Other revenues, the principal components of which are MLT, other transportation fees, partner revenues, charter and rental revenues, decreased 9.9% ($109 million).  The year-over-year decrease was due primarily to a reduction in KLM related revenue.

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

A.           Aircraft fuel and taxes were driven by higher fuel prices, partially offset by a reduction in total gallons consumed due to capacity reductions.  The average fuel price per gallon increased 18.6% to $2.02, while total mainline gallons consumed decreased 8.7%. During 2006, we recognized $39.3 million of fuel derivative net losses as additional fuel expense, including $2.7 million of unrealized losses related to fuel derivative contracts that will settle in 2007. During 2005, we recognized $20.9 million of fuel derivative net gains as a reduction to fuel expense.

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

E.              Other rentals and landing fees increased due to reduced facility rents and fewer overall landings.

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

Other Income and Expense.  Non-operating expense increased $2.1 billion primarily due to reorganization expenses.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Reorganization Related Items” for additional information related to the Company’s reorganization items.

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

Liquidity and Capital Resources

      At December 31, 2007, the Company had cash and cash equivalents of $2.9 billion, unrestricted short-term investments of $95 million, and borrowing capacity under an undrawn credit facility of $101 million, providing total available liquidity of $3.1 billion. This amount excludes $725 million of restricted short-term investments (which may include amounts held as cash).  Liquidity increased by $1.1 billion during the year ended December 31, 2007.

      Significant Liquidity Events

In May, as part of the Company’s Plan of Reorganization, the Company raised net proceeds of $728 million in capital through the sale of new common stock pursuant to the Rights Offering and an Equity Commitment Agreement.

In June, the Company reclassified $325 million of deposits and holdbacks from restricted to unrestricted cash.  Such amounts were previously held by certain vendors under contracts entitling the vendors to retain cash to secure obligations under those contracts.

In November, the Company closed on an accounts receivable financing facility.  The facility size is $150 million and as of December 31, 2007, the facility was undrawn.  The new facility replaces an existing receivables facility that was terminated in November.  The facility that was replaced was undrawn upon termination as the Company prepaid, in full, $106 million of debt under that facility in May 2007.

The Company sold certain assets throughout 2007 including 57 aircraft, the Company’s remaining equity investment in Pinnacle Airlines Corp. common stock, and the liquidation of its holdings in Aeronautical Radio, Inc. (“ARINC”).  Proceeds from the sales of the aircraft, which included DC9, A319, DC10, and Boeing 747-200 aircraft, and investments totaled $279 million and $130 million, respectively.  Proceeds from the sale of the A319 aircraft were primarily used to pre-pay debt originally issued to finance the aircraft.

In August, the Company deposited into an escrow account $213 million related to Northwest’s pending investment in Midwest Air Group, LLC, a company formed by Northwest, TPG Midwest US V, LLC, and TPG Midwest International V, LLC for purposes of acquiring Midwest Air Group, Inc.  The deposit was classified as restricted cash as of December 31, 2007 and was subsequently withdrawn upon the closing of the transaction in January 2008.

        Cash Flow Activities

        Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2007 totaled $1.4 billion, a $0.2 billion increase from the $1.2 billion of cash provided by operating activities for the year ended December 31, 2006.  The increase in net cash provided by operations was primarily due to an increased net profit, excluding reorganization items, in 2007.  Reorganization expenses are comprised of mainly non-cash items.

Investing Activities.  Investing activities during 2007 included the purchase of eight A330-300, 13 CRJ900, and nine Embraer 175 aircraft, proceeds from the sale of Pinnacle Airlines Corp. common stock and ARINC, and other related costs.  Other related costs include engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.

Financing Activities.  Financing activities during 2007 consisted primarily of $728 million in net proceeds from the Rights Offering, the financing of two A330-300, 13 CRJ900, and nine Embraer 175 aircraft with long-term debt, and the financing of Boeing 787 aircraft pre-delivery deposits, partially offset by debt payments and debt prepayments.

Non-Cash Flow Transactions and Leasing Activities.  The Company also financed the delivery of six Airbus A330-300 aircraft during 2007 through non-cash transactions with the manufacturer, which are reflected as long-term debt on the Company’s Consolidated Balance Sheet, but are not classified as a cash flow activity.  In connection with the acquisition of these aircraft, the Company entered into long-term debt arrangements.  Under these arrangements, the aggregate amount of debt incurred totaled approximately $502 million.

Investing activities affecting cash flows and non-cash flow transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the year ended December 31, 2007:

	Investing Activities	Non-cash Transactions
	Affecting Cash Flows	and Leasing Activities
Airbus A330-300	2	6
Embraer 175	9	—
CRJ900	13	—
	24	6

For further discussion related to the Company’s long-term debt and capital lease obligations, see “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Long-Term Debt and Short-Term Borrowings and Note 9 - Leases,” for additional information.

Prior Years’ Cash Flow Activities

As of December 31, 2006, the Company’s total liquidity, consisting of unrestricted balance sheet cash, cash equivalents and short-term investments, was $2.06 billion.  This amount excludes $424 million of restricted short-term investments (which may include amounts held as cash). Liquidity increased by $0.8 billion during the year ended December 31, 2006.

        Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2006 totaled $1.2 billion, a $1.7 billion increase from the $437 million of cash used in operating activities for the year ended December 31, 2005.  This increase in net cash provided by operations was primarily due to a net profit, excluding reorganization items and other non-cash expenses in 2006. Reorganization expenses are comprised of mainly non-cash items.

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

Financing Activities.  Financing activities during 2006 consisted primarily of proceeds from debt issuances and payments on debt.  Proceeds from the debt included; the issuance of the DIP/Exit facility for $1.225 billion; proceeds of $779 million from the A330 Financing that refinanced three A330-300, seven A330-200, one A319, and one A320 aircraft and financed one A330-300 aircraft; $145 million in proceeds from financing two A330-200 aircraft with a manufacturer; and $127 million of proceeds drawn down under an accounts receivable term loan that previously had been paid off. Significant payments of debt included: a $100 million redemption of EETC notes on six B757-200 aircraft, representing a 42% discount off the outstanding balance of the notes; as part of a refinancing, a pre-payment of $127 million on a term loan secured by certain accounts receivable; a $50 million pre-payment on a term loan secured by the Company’s investment in its regional carriers; payoff of the existing $975 million Bank Term Loan in order to issue the DIP/Exit facility; and $1.1 billion of other debt and capital lease payments, including the payoff of debt on the three A330-300 and seven A330-200 aircraft in connection with the A330 Financing.

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

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (1)	$953	$1,080	$895	$1,028	$822	$5,949	$10,727
Capital leases (2)	10	14	9	9	8	203	253
Operating leases: (3)
Aircraft	385	382	393	339	303	1,902	3,704
Non-aircraft	184	176	154	128	115	902	1,659
Aircraft commitments (4)	1,205	1,167	770	79	97	—	3,318
Other purchase obligations (5)	28	20	13	12	11	19	103
Total (6)	$2,765	$2,839	$2,234	$1,595	$1,356	$8,975	$19,764

(1)          Amounts represent principal and interest for long-term debt.  Interest on variable rate debt was estimated based on the current rate in effect at December 31, 2007.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Long-Term Debt and Short-Term Borrowings” for additional information.

The above table also includes principal and interest obligations related to $454 million of aircraft enhanced equipment trust certificates (“2007-1 EETC”) issued on October 10, 2007.  The 2007-1 EETC proceeds were placed in escrow to pre-fund the financing of 27 new Embraer 175 aircraft expected to be delivered in 2008.  Interest on the Certificates will be payable semiannually on May 1 and November 1 of each year, beginning on May 1, 2008.  The 2007-1 EETC proceeds will finance aircraft deliveries in 2008 and are, therefore, not included in “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Long-Term Debt and Short-Term Borrowings.”

(2)          Amounts represent principal and interest for capital leases.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 9 — Leases” for information related to the Company’s overall lease commitments.

(3)          Amounts represent minimum lease payments for non-cancelable operating leases with initial or remaining terms of more than one year.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 9 — Leases” for information related to these amounts and the Company’s overall lease commitments.

(4)          The amounts presented represent contractual commitments for firm-order aircraft and are net of previously paid purchase deposits.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 14 — Commitments” for a discussion of these purchase commitments.

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

        The Company has examined the structures of its contractual obligations potentially impacted by this disclosure requirement and has concluded that no arrangements of the types described above exist that may have a material current or future effect on its financial condition, liquidity or results of operations.

Pension Funding Obligations. The Company has several defined benefit plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage is provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16 — Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

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

It is Northwest’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans were approximately $130 million.  In 2008, Northwest’s calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $140 million.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and could potentially reflect materially different results under different assumptions and conditions.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3 — Summary of Significant Accounting Policies” for additional discussion of the application of these estimates and other accounting policies.  The Company’s management discussed the development of the estimates and disclosures related to each of these matters with the Audit Committee of the Company’s Board of Directors.

        Fresh-Start Reporting.  Upon emergence from its Chapter 11 proceedings on May 31, 2007, the Company adopted fresh-start reporting in accordance with SOP 90-7.  The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit.  Accordingly, the Company’s consolidated financial statements for periods prior to June 1, 2007 are not comparable to consolidated financial statements presented on or after June 1, 2007.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values were remeasured and allocated in conformity with SFAS No. 141.  The excess of reorganization value over the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the accompanying Consolidated Balance Sheet.  In addition, fresh-start reporting also required that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes were determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  In estimating fair value, we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which we adopted in conjunction with our emergence from bankruptcy and adoption of fresh-start reporting.  SFAS No. 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Estimates of fair value represent the Company’s best estimates based on its valuation models, which incorporated industry data and trends and relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4 — Fair Value Measurements” for additional information regarding assets and liabilities remeasured at fair value on the Effective Date.

        To facilitate the calculation of the enterprise value of the Successor Company, Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed as of the Effective Date to the unsecured creditors.  The enterprise valuation included (i) a 40% weighting towards a comparable company analysis based on financial ratios and multiples of comparable companies, which were then applied to the financial projections developed by the Company to arrive at an enterprise value; and (ii) a 60% weighting towards a discounted cash flow analysis which measures the projected multi-year, unlevered free cash flows of the Company to arrive at an enterprise value.

The estimated enterprise value and corresponding equity value are highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

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

As a result of the application of fresh-start reporting, the WorldPerks frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members.  At December 31, 2007, the Company had recorded deferred revenue for its frequent flyer program totaling $2.0 billion. At December 31, 2006, the Company had recorded an incremental cost liability and deferred revenue for its frequent flyer program totaling $412 million.  A hypothetical 1% increase or decrease in the number of outstanding miles would result in a change of approximately $19 million to the deferred revenue liability.

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

Fixed Asset and Definite-Lived Intangible Asset Impairments.  The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).   For fixed assets, these impairment evaluations are primarily initiated by fleet plan changes and therefore predominantly performed on fleet-related assets.  For definite-lived intangible assets, impairment evaluations are initiated based on quarterly reviews of key indicators of impairment.  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by valuations or published sales values of similar assets, and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values. Impairment charges are recorded in depreciation and amortization expense on the Company’s Consolidated Statements of Operations.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be required.

Goodwill and Indefinite-Lived Intangible Assets.  The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 requires that companies test goodwill and indefinite-lived intangible assets for impairment on an annual basis rather than amortize such assets.  The Company tests the balance for impairment annually as of October 1 and/or when an impairment indicator exists.

Impairment testing is performed in accordance with SFAS No. 142.  The Company’s impairment testing of goodwill is based on the fair value of the enterprise considering both the market and income valuation approaches.  The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting unit to its carrying value) of the impairment test.  Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill.  The Company completed Step 1 of the impairment assessment at its annual impairment testing date in 2007.  Based upon the Company’s valuation procedures, the Company determined that the fair value of the enterprise exceeded its carrying value.  As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized.

The Company tests its indefinite-lived intangible assets for impairment by remeasuring those assets at fair value using the Company’s forecasts and estimates, market information on comparable assets, when available, and discount rates calculated from industry-wide information.  Based upon the Company’s valuation procedures, we determined that the fair values of each category of indefinite-lived intangible assets exceeded its carrying value; as such, no impairment was recorded on these assets.

The determination of fair value requires significant management judgment including the identification and computation of multiples of comparable companies, computation of control premiums, future capacity, passenger yield, passenger traffic, jet fuel and other operating costs, changes in working capital, capital investments, the selection for the appropriate discount rates and other relevant factors.

The Company’s forecasts and estimates were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business.  Changes in these estimates could change the Company’s conclusion regarding an impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in a future period.  Fuel costs and general economic conditions significantly impact our business and, thus, long-term assumptions related to these items materially impact the computation of our fair value.  If the expected future price of fuel does not decrease from the record levels experienced during late 2007 or if the Company is unable to pass this commodity price increase on to its passengers or if general economic conditions experience a material, negative change, the Company may be required to book an impairment sometime during 2008.

Pension Liability and Expense.  The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, (“SFAS No. 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis that includes estimates relating to expected return on plan assets, discount rate, and employee compensation.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement pension coverage was provided for these employees through 401(k)-type defined contribution plans or in the case of IAM represented employees, the IAM National Multi-Employer Plan.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 16 — Pension and Other Postretirement Health Care Benefits” for additional discussion of actuarial assumptions used in determining pension liability and expense.

During the second quarter of 2005, the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans and now includes them as a service cost component of net periodic pension cost.  These expenses include trustee fees, other administrative expenses and insurance premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”), all of which were previously reflected as a reduction in the market value of plan assets and therefore amortized with other asset gains and losses.  The Company believes the change is preferable because it more appropriately ascribes the expenses to the period in which they are incurred.  The cumulative effect of applying this change to net periodic pension expense in prior years is $69.1 million, which was retroactively recorded as of January 1, 2005, and was included in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2005.

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

In developing the expected long-term rate of return assumption, the Company examines projected returns by asset category with its pension investment advisors.  Projected returns are based primarily on broad, publicly traded equity and fixed-income indices.  The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return. Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes. The assumptions are also adjusted to account for the value of active management the funds have provided historically. The Company’s expected long-term rate of return for 2008 is based on target asset allocations of 35% equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 11.75%; 15% long-duration bonds with an expected rate of return of 6.0%; 5% high yield bonds with an expected rate of return of 7.50%; and 10% real estate equities with an expected rate of return of 6.75%.  These assumptions result in a weighted geometric average rate of return of 8.75%.  The Company historically weighted these assumptions based on an arithmetic average.  Beginning in 2006, the Company weighted the above category rate-of-return assumptions based on a geometric average.  The Company believes this change from arithmetic to geometric is preferable to its prior method in that it incorporates the underlying volatility of various asset category rate-of-return trends.  The Company’s expected long-term rate of return on plan assets was 9.0% for calendar year 2007 and 2006.

Plan assets for the Company’s pension plans are managed by external investment management organizations.  These investment management firms are prohibited by the investment policies of the plan from investing in Company securities, other than as part of a market index fund that could have a diminutive proportion of such securities.

The Company also determines the discount rate used to measure plan liabilities.  The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, the Company looks to rates of return on fixed-income investments of similar duration to the liabilities in the plans that hold high, investment grade ratings by recognized ratings agencies.  By applying this methodology, the Company determined a weighted-average discount rate of 6.31% to be appropriate at December 31, 2007, versus the 5.93% discount rate used at December 31, 2006.

For the year ended December 31, 2007, accounting for the changes related to the Company’s pension plans resulted in a loss of $199 million in accumulated other comprehensive income on a pre-tax basis.  The impact on accumulated other comprehensive income from May 31, 2007 was principally due to a 4.9% decrease in the fair value of the plan assets offset by a 1.5% decrease in benefit obligations driven by a 0.14% increase in the discount rate from 6.17% to 6.31%.   The impact of a 0.25% change in the weighted average discount rate is shown in the table below.  See the “Recent Accounting Pronouncements” section for additional information related to the Company’s adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”).

As of February 1, 2006 the majority of the Company’s qualified pension plans whose benefits were in part impacted by projected rate of future compensation increases were frozen. Compensation increases assumption for remaining plans does not materially impact the Company’s pension expense.

For the year ended December 31, 2007, the Company recognized consolidated pension expense of $58 million, including replacement defined contribution requirements, compared to $335 million in 2006.  The impact of a 0.50% change in the expected long-term rate of return on plan assets is shown in the table below.

Effect on Accrued
	Effect on 2008	Pension Liability at
Change in Assumption	Pension Expense	December 31, 2007
0.25% decrease in discount rate	- 5 million	+278 million
0.25% increase in discount rate	+5 million	-262 million
0.50% decrease in expected return on assets	+32 million	n/a
0.50% increase in expected return on assets	-32 million	n/a

Deferred Tax Asset.  The Company accounts for income taxes utilizing the liability method.  Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.  Under the provisions of SFAS No. 109, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement is effective for fiscal years beginning after December 15, 2008 and provides guidance for the classification and disclosure of noncontrolling interests (formerly called minority interests), as well as deconsolidation of subsidiaries.  The Company is currently evaluating the impact of this statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  This statement is effective for fiscal years beginning after December 15, 2008 and adjusts certain guidance related to recording nearly all transactions where one company gains control of another.  The statement revises the measurement principle to require fair value measurements on the acquisition date for recording acquired assets and liabilities.  It also changes the requirements for recording acquisition-related costs and liabilities.  Additionally, the statement revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination.  The current standard, SFAS No. 141, requires that adjustments to these valuation allowances be recorded as adjustments to goodwill, while the new standard will require companies to adjust current income tax expense.  The Company is currently evaluating the impact of this statement on its financial statements.

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

 In September 2006, the FASB issued SFAS No. 158, which amends SFAS No. 87 and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. The Company historically had and continues to utilize a fiscal year-end measurement date.  SFAS No. 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities, as well as the Predecessor Company’s equity deficit by $224 million as of December 31, 2006. SFAS No. 158 does not affect the results of operations.

In September 2006, the FASB issued SFAS No. 157. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.  The Company adopted this statement on the Effective Date.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 4 — Fair Value Measurements” for additional information.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks inherent in the Company’s market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes.  Actual results may differ from the outcomes estimated in the analyses due to factors beyond the Company’s control.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 17 — Risk Management” for related accounting policies and additional information.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  Excluding the impact of fuel hedges, a hypothetical 10% increase in the December 31, 2007 cost per gallon of fuel, assuming projected 2008 mainline and regional aircraft fuel usage, would result in an increase to aircraft fuel expense of approximately $369 million in 2008, compared to an estimated $357 million for 2007 measured at December 31, 2006.  The Company, as of February 29, 2008, had hedged the price of approximately 45% and 18% of 2008 first quarter and full year fuel requirements, respectively.  As of February 28, 2007, the Company had hedged approximately 40% of its estimated 2007 fuel requirements.

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen, and from time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen and other foreign currencies.  The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2007 levels relative to each of the currencies in which the Company’s revenues and expenses are denominated would result in a decrease in operating income of approximately $66 million for the year ending December 31, 2008, compared to an estimated decrease of $131 million for 2007 measured at December 31, 2006.  This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2007 and 2006, respectively.  The variance is due to the Company’s foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

The Company also has foreign currency exposure as a result of changes to balance sheet items.  The Company is currently in a net liability position, as its foreign currency-denominated liabilities exceed its foreign currency-denominated assets.  The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income of an estimated $9 million in 2008, caused by the remeasurement of net foreign currency-denominated liabilities as of December 31, 2007.  In comparison, the Company was in a net asset position in 2006, as its foreign currency-denominated assets exceeded its foreign currency-denominated liabilities.  The result of a 10% strengthening in the value of the U.S. dollar would have resulted in a decrease to other income of an estimated $2 million in 2007, caused by the remeasurement of net foreign currency-denominated assets as of December 31, 2006.  This sensitivity analysis was prepared based upon foreign currency-denominated assets and liabilities as of December 31, 2007 and 2006, respectively.

The Company’s operating income in 2007 was unfavorably impacted by a net $50 million due to the average yen being weaker in 2007 compared to 2006 and unfavorably impacted in 2006 by $107 million due to the average yen being weaker in 2006 compared to 2005.  In 2007, the Company’s yen-denominated net cash inflow was approximately 86 billion yen (approximately $726 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 10 billion yen (approximately $87 million).  In 2006, the Company’s yen-denominated net cash inflow was approximately 86 billion yen (approximately $747 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of three billion yen (approximately $24 million).  In general, each time the yen weakens, the Company’s operating income is unfavorably impacted due to net yen-denominated revenues exceeding expenses.  Additionally, a weakening yen results in recognition of a non-operating foreign currency gain due to the remeasurement of net yen-denominated liabilities.

As a result of the Company not having any yen hedges in place during 2007, the average yen to U.S. dollar exchange rate for the year ending December 31, 2007 was 118.  Excluding the impact of hedging activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2006 and 2005 was 117 and 110, respectively.  Including the impact of hedge activities, the average yen to U.S. dollar exchange rate for the years ending December 31, 2006 and 2005 was 115 and 108, respectively.  The Japanese yen financial instruments utilized to hedge net yen-denominated sales resulted in a gain of $8.6 million and $10.9 million in 2006 and 2005, respectively.  As of December 31, 2007, the Company had hedged approximately 42.6% of its anticipated 2008 yen-denominated sales.  The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 32.7% of yen-denominated sales at an average rate of 109.3 yen per U.S. dollar and collar options which hedge approximately 9.9% of yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar.   As of December 31, 2006, the Company had no hedges in place for its anticipated 2007 yen-denominated sales.

The Company’s operating income in 2007 was favorably impacted by a net $4 million due to the average Canadian dollar being stronger in 2007 compared to 2006 and favorably impacted in 2006 by $15 million due to the average Canadian dollar being stronger in 2006 compared to 2005.  In 2007, the Company’s Canadian dollar-denominated net cash inflow was approximately C$484 million (approximately $453 million) and its Canadian dollar-denominated assets exceeded its Canadian dollar-denominated liabilities by an average of C$10 million (approximately $10 million).  In general, each time the Canadian dollar strengthens, the Company’s operating income is favorably impacted due to net Canadian dollar-denominated revenues exceeding expenses.  Additionally, a weakening Canadian dollar results in recognition of a non-operating foreign currency loss due to the remeasurement of net Canadian dollar-denominated assets.

The average Canadian dollar to U.S. dollar exchange rate for the years ending December 31, 2007, 2006 and 2005 was 1.07, 1.13 and 1.21, respectively.  The Company did not hedge any of its Canadian dollar-denominated sales in 2007, 2006 or 2005.  As of December 31, 2007, the Company had hedged approximately 66.4% of its 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0008 Canadian dollars per U.S. dollar.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.

If short-term interest rates were to increase by 100 basis points for a full year, based on the Company’s cash balance at December 31, 2007 and December 31, 2006, the Company’s interest income from cash equivalents and short-term investments would increase by approximately $38 million and $24 million, respectively.  These amounts are determined by considering the impact of the hypothetical interest rate increase on the Company’s cash equivalent and short-term investment balances at December 31, 2007 and 2006.

The Company’s floating rate indebtedness was approximately 70% of its total long-term debt and capital lease obligations as of December 31, 2007.  If short-term interest rates were to increase by 100 basis points throughout 2008 as measured at December 31, 2007, the Company’s interest expense would increase by approximately $49 million.  This amount is determined by considering the impact of the hypothetical interest rate increase on the Company’s floating rate indebtedness as of December 31, 2007.  As of December 31, 2007 the Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $429 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

Subsequent to its Chapter 11 filing, the Predecessor Company recorded or accrued post-petition interest expense on pre-petition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable that the interest would be an allowed claim.  The Predecessor Company’s floating rate indebtedness was approximately 67% of its total long-term debt and capital lease obligations that were accruing interest as of December 31, 2006.  If short-term interest rates would have increased by 100 basis points throughout 2007 as measured at December 31, 2006, the Company’s interest expense would have increased by approximately $46 million.  These amounts are determined by considering the impact of the hypothetical interest rate increase on the Predecessor Company’s floating rate indebtedness, including debt obligations subject to compromise that continued to accrue interest as of December 31, 2006.

Market risk for fixed-rate indebtedness is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $96 million measured at December 31, 2007.  This compares to an estimated $35 million measured at December 31, 2006.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northwest Airlines Corporation

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation (the Company) as of December 31, 2007 (Successor) and as of December 31, 2006 (Predecessor), and the related consolidated statements of operations, common stockholders’ equity (deficit), and cash flows for the seven months ended December 31, 2007 (Successor), and for the five months ended May 31, 2007 (Predecessor), and for each of the two years in the period ended December 31, 2006 (Predecessor). Our audit also included the financial statement schedules of the Successor Company and the Predecessor Company for the periods as listed in the index at item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation as of December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of its operations and its cash flows for the seven-month period ended December 31, 2007 (Successor), five-month period ended May 31, 2007 (Predecessor), and each of the two years in the period ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on May 18, 2007, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on May 31, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

As discussed in Notes 3, 4, 11, 13, and 16 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006 and adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and SFAS No. 157, Fair Value Measurements, in 2007.

As discussed in Note 5 to the financial statements, in 2005 the Company changed its method of recognizing certain pension plan administrative expenses associated with the Company’s defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Airlines Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion thereon.

February 28, 2008

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,939	$1,461
Unrestricted short-term investments	95	597
Restricted cash, cash equivalents and short-term investments	725	424
Accounts receivable, less allowance (2007—$4; 2006—$14)	776	638
Flight equipment spare parts, less allowance (2007—$10; 2006—$255)	135	104
Maintenance and operating supplies	180	130
Prepaid expenses and other	187	212
Total current assets	5,037	3,566

PROPERTY AND EQUIPMENT
Flight equipment	7,717	10,424
Less accumulated depreciation	197	2,815
	7,520	7,609

Other property and equipment	594	1,674
Less accumulated depreciation	36	1,103
	558	571
Total property and equipment	8,078	8,180

FLIGHT EQUIPMENT UNDER CAPITAL LEASES
Flight equipment	9	24
Less accumulated amortization	1	12
Total flight equipment under capital leases	8	12

OTHER ASSETS
Goodwill	6,035	8
International routes, less accumulated amortization (2007—$2; 2006—$334)	2,976	634
Other intangibles, less accumulated amortization (2007—$54; 2006—$11)	2,136	21
Investments in affiliated companies	24	42
Other, less accumulated depreciation and amortization (2007—$8; 2006—$914)	223	752
Total other assets	11,394	1,457
Total Assets	$24,517	$13,215

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Air traffic liability/deferred frequent flyer liability	$2,004	$1,557
Accrued compensation and benefits	459	301
Accounts payable	706	624
Collections as agent	140	138
Accrued aircraft rent	31	49
Other accrued liabilities	315	329
Current maturities of long-term debt	446	213
Current maturities of capital lease obligations	3	—
Total current liabilities	4,104	3,211

LONG-TERM DEBT	6,515	3,899

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES	124	—

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	3,638	86
Deferred frequent flyer liability	1,490	—
Deferred income taxes	1,131	—
Other	138	161
Total deferred credits and other liabilities	6,397	247

LIABILITIES SUBJECT TO COMPROMISE	—	13,572

PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	—	277

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $.01 par value; shares authorized—315,000,000; shares issued—111,374,977 at December 31, 2006	—	1
Successor Company common stock, $.01 par value; shares authorized—400,000,000; shares issued—233,187,998 at December 31, 2007	2	—
Additional paid-in capital	7,235	1,505
Retained earnings (accumulated deficit)	342	(7,384)
Accumulated other comprehensive income (loss)	(202)	(1,100)
Predecessor Company treasury stock—24,024,317 at December 31, 2006	—	(1,013)
Successor Company treasury stock—1,684 at December 31, 2007	—	—
Total common stockholders’ equity (deficit)	7,377	(7,991)
Total Liabilities and Stockholders’ Equity (Deficit)	$24,517	$13,215

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
	2007	2007	2006	2005
OPERATING REVENUES
Passenger	$5,660	$3,768	$9,230	$8,902
Regional carrier revenues	884	521	1,399	1,335
Cargo	522	318	946	947
Other	538	317	993	1,102
Total operating revenues	7,604	4,924	12,568	12,286

OPERATING EXPENSES
Aircraft fuel and taxes	2,089	1,289	3,386	3,132
Salaries, wages and benefits	1,541	1,027	2,662	3,721
Aircraft maintenance materials and repairs	508	303	796	703
Selling and marketing	436	315	759	811
Other rentals and landing fees	304	235	562	627
Depreciation and amortization	289	206	519	552
Aircraft rentals	218	160	226	429
Regional carrier expenses	434	342	1,406	1,576
Other	1,044	684	1,512	1,654
Total operating expenses	6,863	4,561	11,828	13,205
OPERATING INCOME (LOSS)	741	363	740	(919)

OTHER INCOME (EXPENSE)
Interest expense	(282)	(225)	(565)	(610)
Interest capitalized	9	6	10	10
Investment income	105	56	109	80
Earnings of affiliated companies	2	—	1	(14)
Reorganization items, net	—	1,551	(3,165)	(1,081)
Other, net	(9)	(2)	6	77
Total other income (expense)	(175)	1,386	(3,604)	(1,538)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	566	1,749	(2,864)	(2,457)

Income tax expense (benefit)	224	(2)	(29)	7

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	342	1,751	(2,835)	(2,464)

Cumulative effect of accounting change	—	—	—	(69)

NET INCOME (LOSS)	342	1,751	(2,835)	(2,533)

Preferred stock requirements	—	—	—	(22)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$342	$1,751	$(2,835)	$(2,555)

EARNINGS (LOSS) PER COMMON SHARE:

Basic
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$1.30	$20.03	$(32.48)	$(28.57)
Cumulative effect of accounting change	—	—	—	(0.79)
Net Income (loss) applicable to common stockholders	$1.30	$20.03	$(32.48)	$(29.36)

Diluted
Income (loss) applicable to common stockholders before cumulative effect of accounting change	$1.30	$14.28	$(32.48)	$(28.57)
Cumulative effect of accounting change	—	—	—	(0.79)
Net Income (loss) applicable to common stockholders	$1.30	$14.28	$(32.48)	$(29.36)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
	2007	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$342	$1,751	$(2,835)	$(2,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	—	(1,551)	3,165	1,081
Depreciation and amortization	289	206	519	552
Income tax expense (benefit)	224	(2)	(29)	7
Net receipts (payments) of income taxes	(1)	—	2	(3)
Pension and other postretirement benefit contributions (greater) less than expense	(13)	(2)	261	457
Stock-based compensation	76	—	2	13
Net loss (earnings) of affiliates	(2)	—	(1)	14
Net loss (gain) on disposition of property, equipment and other	10	4	16	(80)
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Post-emergence reorganization payments	(164)	—	—	—
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(176)	16	(3)	(102)
Decrease (increase) in flight equipment spare parts	(10)	3	23	(3)
Decrease (increase) in vendor deposits/holdbacks	162	163	(35)	(290)
Decrease (increase) in supplies, prepaid expenses and other	(74)	28	67	(34)
Increase (decrease) in air traffic liability/deferred frequent flyer liability	(317)	448	(33)	144
Increase (decrease) in accounts payable	(21)	19	287	206
Increase (decrease) in other liabilities	(1)	(51)	(164)	127
Other, net	1	14	(18)	7
Net cash provided by (used in) operating activities	325	1,046	1,224	(437)

NET CASH PROVIDED BY (USED IN) REORGANIZATION ACTIVITIES	—	5	21	1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(739)	(312)	(527)	(359)
Purchases of short-term investments	—	(44)	(21)	(301)
Proceeds from sales of short-term investments	542	15	28	1,606
Proceeds from sale of investment in affiliates	130	—	—	—
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(196)	(74)	176	(444)
Cash and cash equivalents acquired in acquisition of
Mesaba Aviation, Inc.	—	16	—	—
Proceeds from sale of property, equipment and other assets	264	—	7	6
Proceeds from sale of Pinnacle note receivable	—	—	—	102
Investments in affiliated companies and other, net	1	1	9	(1)
Net cash provided by (used in) investing activities	2	(398)	(328)	609

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(645)	(609)	(2,372)	(606)
Proceeds from long-term debt	710	326	2,281	448
Payment of capital lease obligations	(1)	(1)	(14)	(16)
Payment of short-term borrowings	—	—	—	(14)
Proceeds from equity rights offering	750	—	—	—
Payments related to equity rights offering	—	(22)	—	—
Other, net	(9)	(1)	(35)	(8)
Net cash provided by (used in) financing activities	805	(307)	(140)	(196)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,132	346	777	(23)
Cash and cash equivalents at beginning of period	1,807	1,461	684	707
Cash and cash equivalents at end of period	$2,939	$1,807	$1,461	$684

Available to be borrowed under credit facilities	$101	$127	$—	$—

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,034	$2,445	$2,058	$1,262

Supplemental Cash Flow Information:
Interest paid	$304	$208	$569	$529

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$335	$167	$280	$344

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total
Balance at January 1, 2005	111.1	$1	$1,471	$(1,999)	$(1,547)	$(1,013)	$(3,087)
(Predecessor Company)

Net income (loss)	—	—	—	(2,533)	—	—	(2,533)
Other comprehensive income (loss)
Foreign currency	—	—	—	—	(7)	—	(7)
Deferred gain/(loss) from hedging activities	—	—	—	—	11	—	11
Unrealized gain/(loss) on investments	—	—	—	—	(9)	—	(9)
Pension, other postretirement, and long-term disability benefits	—	—	—	—	(16)	—	(16)
Total							(2,554)

Series C Preferred Stock dividends accrued	—	—	—	(22)	—	—	(22)
Series C Preferred Stock converted to Common Stock	0.2	—	16	—	—	—	16
Stock options expensing	—	—	13	—	—	—	13
Issuance of Treasury Stock	—	—	—	6	—	—	6

Balance at December 31, 2005	111.3	1	1,500	(4,548)	(1,568)	(1,013)	(5,628)
(Predecessor Company)

Net income (loss)	—	—	—	(2,835)	—	—	(2,835)
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(10)	—	(10)
Unrealized gain/(loss) on investments	—	—	—	—	3	—	3
Pension, other postretirement, and long-term disability benefits	—	—	—	—	699	—	699
Total							(2,143)

Series C Preferred Stock converted to Common Stock	0.1	—	3	—	—	—	3
Stock options expensing	—	—	2	—	—	—	2
Other	—	—	—	(1)	—	—	(1)
Adjustment to Adopt SFAS No. 158	—	—	—	—	(224)	—	(224)

Balance at December 31, 2006	111.4	1	1,505	(7,384)	(1,100)	(1,013)	(7,991)
(Predecessor Company)

Series C Preferred Stock converted to Common Stock	—	—	2	—	—	—	2

Net income (loss) from January 1 to May 31, 2007	—	—	—	1,751	—	—	1,751

Other comprehensive income (loss)
Foreign currency	—	—	—	—	(1)	—	(1)
Unrealized gain/(loss) on investments	—	—	—	—	1	—	1
Total							—
Balance at May 31, 2007	111.4	1	1,507	(5,633)	(1,100)	(1,013)	(6,238)
(Predecessor Company)

Fresh start adjustments:
Cancellation of the Predecessor Company’s preferred and common stock	(111.4)	(1)	(1,507)	—	—	1,013	(495)

Elimination of the Predecessor Company’s accumulated deficit and accumulated other comprehensive income	—	—	—	5,633	1,100	—	6,733

Reorganization value ascribed to the Successor Company	167.4	2	6,448	—	—	—	6,450

Issuance of new equity interests in connection with emergence from Chapter 11	27.8	—	728	—	—	—	728
Balance at June 1, 2007	195.2	2	7,176	—	—	—	7,178
(Successor Company)

Net income from June 1 to December 31, 2007	—	—	—	342	—	—	342
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(3)	—	(3)
Pension, other postretirement, and long-term disability benefits	—	—	—	—	(199)	—	(199)
Total							(202)

Compensation expense associated with equity awards	—	—	59	—	—	—	59
Acquisition of Treasury Stock	—	—	—	—	—	—	—
Equity distributions - claims	38	—	—	—	—	—	—
Balance at December 31, 2007	233.2	$2	$7,235	$342	$(202)	$—	$7,377

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Voluntary Reorganization Under Chapter 11 Proceedings

Background and General Bankruptcy Matters.  The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary.  Detailed information pertaining to the bankruptcy filings may be obtained at http://www.nwa-restructuring.com. Information contained on the Company’s Web site is not incorporated into these financial statements.

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).  On the Effective Date, the Company implemented fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

As a result of the application of fresh-start reporting in accordance with SOP 90-7 upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007. References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to June 1, 2007. See “Note 2 — Fresh-Start Reporting” for further details.

The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new common stock of the Successor Company to the Debtors’ creditors, employees and others in satisfaction of allowed unsecured claims.  The Plan contemplates the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation), as follows:

•      225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•      8.6 million shares of common stock are issuable to holders of guaranty claims;

•      27.8 million shares of common stock were issued pursuant to the Rights Offering and an Equity Commitment Agreement; and

•      15.2 million shares of common stock are subject to awards under a management equity plan.

The new common stock is listed on the New York Stock Exchange (the “NYSE”) and began trading under the symbol “NWA” on May 31, 2007.  Pursuant to the Plan of Reorganization, stockholders of NWA Corp. prior to the Effective Date received no distributions and their stock was cancelled.

In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”) was converted into exit financing in accordance with its terms.  See “Note 8 — Long-Term Debt and Short-Term Borrowings” for additional information.

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

Equity Commitment Agreement.  On March 27, 2007, the Bankruptcy Court approved the Equity Commitment Agreement dated February 12, 2007 among NWA Corp., together with Northwest, as guarantor, and JP Morgan Securities Inc. (“JP Morgan”), pursuant to which, among other things, JP Morgan agreed to backstop the rights offering (the “Rights Offering”) to creditors of NWA Corp., Northwest and the Debtors.  The Company raised net proceeds of $728 million in new capital through the sale of 27,777,778 shares of new common stock pursuant to the Rights Offering and JP Morgan’s commitments under the Equity Commitment Agreement.

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

Claims Resolution Process.  Pursuant to terms of the Plan of Reorganization, approximately 225.8 million shares of the Successor Company’s common stock will be issued to holders of allowed general unsecured claims and 8.6 million shares will be issued to holders who also held a guaranty claim from the Debtors.  Once a claim is allowed consistent with the claims resolution process as provided in the Plan, the claimant is entitled to a distribution of new common stock.  Approximately 199.6 million shares of new common stock were issued and distributed on or about May 31, 2007, July 16, 2007, October 1, 2007 and January 2, 2008 as part of the initial distributions in respect of valid unsecured claims totaling $7.8 billion.  Additionally, approximately 7.9 million shares of new common stock were distributed in respect of valid unsecured guaranty claims.  In total, there are approximately 27.0 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization.  Of these shares, approximately 26.3 million are being held in reserve relating to disputed unsecured claims totaling $1.0 billion, and 0.7 million are being held in reserve relating to unsecured guaranty claims totaling $295 million.

The Company estimates that the probable range of unsecured claims to be allowed will be between $8.0 and $8.4 billion.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Predecessor Company will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued Common Stock of the Successor Company.  Secured claims were deemed unimpaired under the Plan and were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash.

Note 2 — Fresh-Start Reporting

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

        Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values were remeasured and allocated in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the accompanying Consolidated Balance Sheet. In addition, fresh-start reporting also required that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).

        Estimates of fair value represent the Company’s best estimates based on its valuation models, which incorporated industry data and trends and relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

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

        The estimated enterprise value and corresponding equity value are highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.  Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

        As part of the provisions of SOP 90-7, on June 1, 2007 we were required to adopt all accounting guidance that would be effective within the subsequent twelve-month period.  See “Note 4 — Fair Value Measurements” for additional information.

        The following Fresh-Start Condensed Consolidated Balance Sheet illustrates the financial effects on the Company resulting from the implementation of the Plan of Reorganization and the adoption of fresh-start reporting.  This Fresh-Start Condensed Consolidated Balance Sheet reflects the effect of consummating the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments.

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

(b)         New Credit Facility Financing Transactions.  In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Bank Credit Facility was converted into the exit financing in accordance with its terms.  See “Note 8 - Long-Term Debt and Short-Term Borrowings” for further details.

(c)          New Equity Issued.  This column reflects $728 million in net proceeds received on the Effective Date from the Company’s Rights Offering.

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

•                  The pension and other postretirement benefits liability balances were reduced by $0.4 billion due to the required remeasurement at emergence.   The weighted-average discount rate used in our remeasurement was 6.17% at May 31, 2007, compared with a weighted-average discount rate of 5.93% as of our December 31, 2006 remeasurement date.

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

Note 3 — Summary of Significant Accounting Policies

Business.  Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving as many as 239 cities in 21 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM, which operates through a hub in Amsterdam, a domestic and international alliance with Continental and Delta, membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Aeromexico, Alitalia, China Southern, CSA Czech Airlines, and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle, Mesaba and Compass, which operate as Northwest Airlink carriers, and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

Financial Statement Presentation.  The Company’s financial statements after the Effective Date are not comparable to those prior to the Effective Date.  The Company’s consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Upon emergence from bankruptcy, we adopted fresh-start reporting in accordance with the SOP 90-7, which resulted in our becoming a new entity for financial reporting purposes.  The adoption of fresh-start reporting had a material impact on the consolidated financial statements of the new financial reporting entity.  See “Note 2 — Fresh-Start Reporting” for additional information.

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

During 2007 the restricted cash balance increased $301 million to $725 million as of December 31, 2007 from $424 million as of December 31, 2006.  The increase was primarily due to a $213 million deposit in an escrow account related to Northwest’s pending investment in Midwest Air Group, LLC, a company formed by Northwest, TPG Midwest US V, LLC, and TPG Midwest International V, LLC for purposes of acquiring Midwest Air Group, Inc.  The deposit was classified as restricted cash as of December 31, 2007 and was subsequently withdrawn upon the closing of the transaction in January 2008.  In addition, the Company’s irrevocable trust fund balance increased $45 million and other restricted cash items increased $43 million.

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

Estimates of fair value represent the Company’s best estimates based on its valuation models, which incorporated industry data and trends and relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.  Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Presentation of Regional Carrier Related Revenue and Expense Items.  Compass Airlines, Inc. (“Compass”) has been a wholly-owned consolidated subsidiary of the Company since its inception in 2006.  Mesaba Aviation, Inc. (“Mesaba”) was acquired by the Company on April 24, 2007 and became a wholly-owned consolidated subsidiary.  Northwest and Pinnacle Airlines, Inc. (“Pinnacle”), an unconsolidated regional carrier, have entered into an airline services agreement (“ASA”), under which Northwest determines Pinnacle’s commuter aircraft scheduling.  This agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Ticket revenues generated on flights operated by Compass, Mesaba and Pinnacle are recorded in Regional Carrier Revenue.  Since the inception of Compass and the acquisition of Mesaba, operating expenses of these subsidiaries have been presented on the applicable lines of the Consolidated Statements of Operations.  Amounts presented in Regional Carrier Expenses represent ASA payments to Pinnacle and other Pinnacle-related expenses.  In conjunction with the effectiveness of the Amended Pinnacle ASA and the Stock Purchase and Reorganization Agreement with Mesaba, the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements for the year ended December 31, 2006, Other Operating Revenues would have decreased $209 million, Depreciation and Amortization Expense would have increased by $3 million, Aircraft Rentals Expense would have increased $188 million, Regional Carrier Expenses would have decreased $400 million, and the Operating Income would have been unchanged.

Operating Revenues.  The value of unused passenger tickets, miscellaneous change orders (“MCO’s”) and travel credit vouchers (“TCV’s”) are included in current liabilities as air traffic liability.  Passenger and cargo revenues are recognized when the transportation is provided or when the ticket expires.  Unused domestic passenger tickets generally expire one year from scheduled travel.  Unused international passenger tickets generally expire one year from ticket issuance.   On the Effective Date, the Company revised the accounting method used to recognize revenue for unused tickets, adopting the delayed recognition approach.  Under the delayed recognition approach, no revenue is recognized on an unused ticket until the validity period has expired and the ticket can no longer be used.  Prior to the Effective Date, the Company recognized breakage associated with unused passenger tickets based on estimates of future breakage developed using historical breakage trends.

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

The Company adopted a deferred revenue method to recognize frequent flyer revenues on the Effective Date.  Under this method, we account for miles earned and sold as separate deliverables in a multiple element arrangement as prescribed by EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  Therefore, mileage credits earned on or after June 1, 2007 are now deferred based upon the price for which we sell mileage credits to other airlines (“deferred mileage credits”), which we believe represents the best evidence of their fair value in accordance with EITF No. 00-21.  The revenue on deferred frequent flyer miles will be recognized when the miles are ultimately redeemed through flight, upgrades or other means, or when it becomes remote that the miles will ever be used.  Estimating deferred mileage credits that will not be redeemed requires significant management judgment. Based on current program rules and historical redemption trends, the Company records passenger revenue associated with deferred mileage credits if the mile is unredeemed seven years after issuance.  The amounts expected to be recognized in the next year based on historical redemption patterns are recorded as a component of current liabilities, while the remaining amount expected to be redeemed in years two through seven are recorded in Deferred Credits and Other Liabilities.

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

As a result of the application of fresh-start reporting, the WorldPerks frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members.  The Company recorded deferred revenue for its frequent flyer program of $2.0 billion as of December 31, 2007.  At December 31, 2006, the Company had recorded an incremental cost liability and deferred revenue for its frequent flyer program totaling $412 million.

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

The Company accounts for certain airport leases under EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Government Unit or Authority to Entities that Enter into Leases with Government Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet.  Capitalized expenditures of $89.4 million at December 31, 2007 which relate to airport improvements at Memphis, Knoxville and Seattle were recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases.  Capital expenditures associated with a construction project at the Detroit airport were also reflected in other property and equipment with a corresponding liability on the balance sheet. This amount totaled $18.2 million at December 31, 2007.  Upon completion of the project, the corresponding asset and obligation will be removed from the balance sheet and will be accounted for as an operating lease.

Impairment of Long-Lived Assets.  The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.  In determining the need to record impairment charges, the Company is required to make certain estimates regarding such things as the current fair market value of the assets and future net cash flows to be generated by the assets.  The current fair market value is determined by valuations or published sales values of similar assets and the future net cash flows are based on assumptions such as asset utilization, expected remaining useful lives, future market trends and projected salvage values.  Impairment charges are recorded in depreciation and amortization expense.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

In the fourth quarter of 2006, the Company recorded $33.5 million as additional reorganization expense for the impairment of certain Boeing 747-200 passenger and freighter aircraft and DC9-30 aircraft.  See “Note 7 — Reorganization Related Items.”  Also in the fourth quarter of 2006, the Company recorded an aircraft impairment of $5.8 million as additional depreciation expense for one DC9-30.

In the second quarter of 2006, the Company recorded $28 million related to the impairment of six owned aircraft and related inventory and equipment, which were permanently removed from service.  These charges reflect the Company’s decision to accelerate the retirement of its DC10 aircraft and to permanently park three DC9 aircraft.  The impairment charges were recorded as reorganization expenses and are included in “Note 7 — Reorganization Related Items.”

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

The following table presents information about our intangible assets, including goodwill, at December 31, 2007 and 2006:

		Successor December 31, 2007		Predecessor December 31, 2006
	Asset	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Life	Amount	Amortization	Amount	Amortization
SkyTeam alliance & other code share partners	30	$461,900	$(8,981)	$—	$—
England routes	5	16,000	(1,867)	—	—
NWA customer relationships	9	530,000	(34,352)	—	—
WorldPerks affinity card contract	15	195,700	(8,843)	—	—
WorldPerks marketing partner relationships	22	43,000	(652)	—	—
Visa contract	4	11,900	(992)	—	—
Gates		—	—	90,675	(78,326)

Pacific routes and Narita slots/airport operating rights	Indefinite	2,961,700	—	967,639	(333,679)
NWA trade name and other	Indefinite	663,625	—	1,690	(190)
Slots/airport operating rights	Indefinite	283,300	—	30,457	(11,248)
Goodwill	Indefinite	6,034,609	—	7,740	—
		$11,201,734	$(55,687)	$1,098,201	$(423,443)

Total amortization expense recognized was approximately $0.6 million for the five month period ended May 31, 2007, $55.7 million for the seven month period ended December 31, 2007, and $1.5 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively.  We expect to record amortization expense of $95.5 million per year from 2008 through 2010, $93.7 million in 2011 and $90.6 million in 2012.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  In the seven months ended December 31, 2007, goodwill decreased $224 million due to the use of tax net operating losses and increased $20 million due to receipt of additional information to finalize certain valuations performed at emergence.

The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually as of October 1 or whenever events or circumstances indicate that an impairment may have occurred.  Impairment testing is performed in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”).  The Company’s impairment testing of goodwill is based on the fair value of the enterprise considering both the market and income valuation approaches.  The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting unit to its carrying value) of the impairment test.  Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill.  The Company completed Step 1 of the impairment assessment at its annual impairment testing date in 2007.  Based upon the Company’s valuation procedures, the Company determined that the fair value of the enterprise exceeded its carrying value.  As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized.

The Company tests its indefinite-lived intangible assets for impairment by remeasuring those assets at fair value using the Company’s forecasts and estimates, market information on comparable assets, when available, and discount rates calculated from industry-wide information.  Based upon the Company’s valuation procedures, we determined that the fair values of each category of indefinite-lived intangible assets exceeded its carrying value; as such, no impairment was recorded on these assets.

The determination of fair value requires significant management judgment including the identification and computation of multiples of comparable companies, computation of control premiums, future capacity, passenger yield, passenger traffic, jet fuel and other operating costs, changes in working capital, capital investments, the selection for the appropriate discount rates and other relevant factors.

The Company’s forecasts and estimates were based on assumptions that are consistent with the plans and estimates the Company is using to manage its business.  Changes in these estimates could change the Company’s conclusion regarding an impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in a future period.  Fuel costs and general economic conditions significantly impact our business and, thus, long-term assumptions related to these items materially impact the computation of our fair value.  If the expected future price of fuel does not decrease from the record levels experienced during late 2007 or if the Company is unable to pass this commodity price increase on to its passengers or if general economic conditions experience a material, negative change, the Company may be required to book an impairment sometime during 2008.

Advertising.  Advertising costs, included in selling and marketing expenses, are expensed as incurred and were $70 million, $62 million, and $63 million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation.  Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan of Reorganization.  On the Effective Date, the Management Equity Plan of the Successor Company provided for in the Plan of Reorganization became effective.  See “Note 11 — Stock-Based Compensation” for additional information.  The Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method, effective January 1, 2006.  Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period, generally the required service period.  The Company uses straight-line recognition for awards subject to graded vesting.  SFAS No. 123R also requires the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.

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

Note 4 — Fair Value Measurements

SOP 90-7 requires that the Company adopt new accounting standards that have been issued and will become effective within twelve months of emergence from bankruptcy.  In accordance with this guidance, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on the Effective Date. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.  This standard was applied prospectively to the valuation of assets and liabilities on and after the Effective Date.

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)      Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(B)        Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

(C)        Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, option-pricing models, and the excess earnings method).  Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.  The excess earnings method is a variation of the income approach where the value of a specific asset is isolated from its contributory assets.

For assets and liabilities measured at fair value on a recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets and liabilities.  These assets are all measured using a market approach and there were no changes in the valuation techniques used to measure the fair values of assets measured on a recurring basis during the period.  SFAS No. 107, Disclosures about Fair Values of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair values of financial instruments.  For assets and liabilities measured at fair value on a recurring basis, the SFAS No. 107 and SFAS No. 157 disclosures are combined in the table below.  Assets measured at fair value on a recurring basis during the period included:

	Successor		Predecessor
		Quoted Prices in		Quoted Prices in
	As of	Active Markets for	As of	Active Markets for
	December 31,	Identical Assets	December 31,	Identical Assets	Valuation
(In millions)	2007	(Level 1)	2006	(Level 1)	Technique
ASSETS
Cash and cash equivalents	$2,939	$2,939	$1,461	$1,461	(A)
Unrestricted short-term investments	95	95	597	597	(A)
Restricted cash, cash equivalents, and short-term investments	725	725	424	424	(A)
Derivatives	57	57	8	8	(A),(B)
Total	$3,816	$3,816	$2,490	$2,490

The financial statement carrying values equal the fair values of the Company’s cash, cash equivalents, short-term investments and derivatives. Cash equivalents are carried at cost and consisted primarily of unrestricted money market funds as of December 31, 2007.  These instruments approximate fair value due to their short maturity.  The Company classifies investments with a remaining maturity of more than three months on their acquisition date and those temporarily restricted as short-term investments.

The financial statement carrying values and estimated fair values of the Company’s financial instruments, including current maturities, as of December 31 were:

	2007		2006
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Long-term debt	$6,961	$6,836	$4,112	$4,150	(1)

(1) In 2006, the Company only estimated the fair value of long-term debt classified as not subject to compromise.

The fair value of the Company’s debt was estimated using quoted market prices, where available.  For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of securities.

Fair value information for each major category of assets and liabilities measured on a nonrecurring basis during the period is listed in the following table.  The Company remeasured its assets and liabilities at fair value on the Effective Date as required by SOP 90-7 using the guidance for measurement found in SFAS No. 141.  The gains and losses related to these fair value adjustments were recorded on the Predecessor Company.  Where two valuation techniques are noted below, either individual assets were valued using one technique, while other assets in the same category were valued using a different technique, or a combination of the two techniques was used to measure individual assets within the category.  No material adjustments were recorded based on fair value measurements since the Effective Date.  Assets and liabilities measured at fair value on a nonrecurring basis during the period included:

	Successor
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	As of June 1,	Identical Assets	Inputs	Inputs	Total Gains	Valuation
(In millions)	2007	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
ASSETS
Flight equipment	$6,699	$—	$6,699	$—	$(1,068)	(A),(B)
Goodwill (1)	6,257	—	—	6,257	—	(C)
International routes and other intangible assets (2)	5,166	—	947	4,220	4,513	(B),(C)
Other property and equipment	546	—	546	—	69	(A),(B)
Non-operating flight equipment and property leased to others	282	—	282	—	(47)	(A),(B)
Flight equipment spare parts and maintenance and operating supplies	248	—	248	—	31	(A),(B)
Equity investments	124	—	124	—	111	(A),(C)
Computer software	120	—	120	—	46	(B)
Other	147	—	147	—	21	(A)
Prepaid rents and deferred costs	37	—	37	—	(56)	(A)
					$3,620

	Successor
		Quoted Prices	Significant
		in Active	Other	Significant
	As of	Markets for	Observable	Unobservable
	June 1,	Identical Assets	Inputs	Inputs	Total Gains	Valuation
(In millions)	2007	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
LIABILITIES
Debt and obligations under capital leases	$6,687	$—	$6,687	$—	$(22)	(C)
Deferred frequent flyer liability (3)	1,972	—	—	1,972	(1,559)	(C)
Air traffic liability	1,857	—	1,857	—	(259)	(A)
Deferred credits and other liabilities	125	—	125	—	158	(A)
					$(1,682)

(1)          Goodwill represents the excess of the fair value of the Company’s assets over the allocated values of the identifiable assets as determined under the guidance of SFAS No. 141.  Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Successor Company’s common stock to be distributed to Unsecured Creditors under the Plan.  In its valuation analysis, Northwest’s financial advisors estimated the fair value of the Successor Company’s Common Stock as of the Effective Date.

(2)          Other Intangible Assets are identified by type in “Note 3 — Summary of Significant Accounting Policies.”  With the exception of the value of Northwest’s trademarks and trade names, these valuations included significant unobservable inputs (Level 3), which generally included the Company’s five-year Business Plan, 12-months of historical revenues and expenses by city pair, and Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile.  The valuations also included market verifiable sources, such as licensing information, royalty rates and macroeconomic factors.

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

Note 5 — Change in Accounting for Certain Pension Plan Administrative Expenses

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

Note 6 — Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Successor	Predecessor
	Period From	Period From	Twelve Months	Twelve Months
	June 1 to	January 1 to	Ended	Ended
	December 31,	May 31,	December 31,	December 31,
(In millions, except per share data)	2007	2007	2006	2005
Numerator:
Net income (loss) before cumulative effect of accounting changes	$342	$1,751	$(2,835)	$(2,464)
Cumulative effect of accounting changes	—	—	—	(69)
Preferred stock requirements	—	—	—	(22)
Adjusted net income (loss) applicable to common stockholders	$342	$1,751	$(2,835)	$(2,555)

Effect of dilutive securities:
Gain on discharge of convertible debt	—	(82)	—	—
Gain on discharge of Series C Preferred Stock	—	(60)	—	—
Adjusted net income for diluted earnings (loss) per share	$342	$1,609	$(2,835)	$(2,555)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262.2	87.4	87.3	87.0

Effect of dilutive securities:
Contingently convertible debt	—	19.1	—	—
Restricted stock units and stock options	0.2	—	—	—
Series C Preferred Stock	—	6.2	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262.4	112.7	87.3	87.0

Basic earnings (loss) per common share:
Net income (loss) before cumulative effect of accounting change	$1.30	$20.03	$(32.48)	$(28.32)
Cumulative effect of accounting change	—	—	—	(0.79)
Preferred stock requirements	—	—	—	(0.25)
Net income (loss) applicable to common stockholders	$1.30	$20.03	$(32.48)	$(29.36)

Diluted earnings (loss) per common share:
Net income (loss) applicable to common stockholders	$1.30	$14.28	$(32.48)	$(29.36)

        Successor EPS. The Plan contemplates the issuance of approximately 277 million shares of new common stock by the Successor Company (out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation), as follows:

•      225.8 million shares of common stock are issuable to holders of certain general unsecured claims;

•      8.6 million shares of common stock are issuable to holders of guaranty claims;

•      27.8 million shares of common stock were issued pursuant to the Rights Offering and an Equity Commitment Agreement; and

•      15.2 million shares of common stock are subject to awards under a management equity plan.

The new common stock is listed on the New York Stock Exchange (the “NYSE”) and began trading under the symbol “NWA” on May 31, 2007.

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for the seven months ended December 31, 2007.  SFAS No. 128 requires that the entire 234 million shares to be issued to holders of unsecured and guaranty claims be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.

At December 31, 2007, approximately 16 million restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic earnings per share was computed based on the Predecessor’s final weighted-average shares outstanding.

At May 31, 2007, stock options to purchase approximately 7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

For the years ended December 31, 2006 and 2005, approximately 19 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for these periods.

Additionally, approximately 6 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the years ended December 31, 2006 and 2005 because the Company reported a net loss for these periods.

Total employee stock options outstanding of approximately 7 million and 8 million as of December 31, 2006 and 2005, respectively, were not included in diluted securities because the Company reported a net loss for the years ended December 31, 2006 and 2005.

Note 7 — Reorganization Related Items

In accordance with SOP 90-7, the financial statements for the Predecessor periods distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  In connection with our bankruptcy proceedings, implementation of our Plan of Reorganization and adoption of fresh-start reporting, the Company recorded the following largely non-cash reorganization income/(expense) items:

Net reorganization items, as shown on the Consolidated Statements of Operations, consist of the following:

	Predecessor
	Period From
	January 1 to	Year Ended	Year Ended
	May 31,	December 31,	December 31,
(In millions)	2007	2006	2005
Discharge of unsecured claims and liabilities (a)	$1,763	$—	$—
Revaluation of frequent flyer obligations (b)	(1,559)	—	—
Revaluation of other assets and liabilities (c)	2,816	—	—
Employee-related charges (d)	(312)	(1,362)	(136)
Abandonment of aircraft and buildings (d)	(323)	(129)	(133)
Restructured aircraft lease/debt charges (d)	(74)	(1,598)	(641)
Professional fees	(60)	(63)	(23)
Other (d)	(700)	(13)	(148)
Reorganization items, net	$1,551	$(3,165)	$(1,081)

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

(d)         Prior to emergence, the Company recorded its final provisions for allowed or projected unsecured claims including  employee-related Association of Flight Attendants — Communication Workers of America (“AFA-CWA”) contract related claims, other employee related claims, claims associated with restructured aircraft lease/debt, and municipal bond obligation related settlements.

Reorganization items recorded during the twelve months ended December 31, 2006, largely consisted of aircraft restructurings, employee claims, pension plan curtailment charges and aircraft rejection charges.  Reorganization items recorded from the commencement of the Chapter 11 case through December 31, 2005, largely consisted of aircraft restructuring, aircraft rejection charges and pension plan curtailment charges.

Note 8 — Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2007 consisted of the following (with interest rates as of December 31, 2007):

	Successor	Predecessor
(In millions)	2007	2006
Aircraft enhanced equipment trust certificates due through 2022, 6.6% weighted-average rate (1)	$1,421	$168
Aircraft secured loans due through 2025, 7.1% weighted-average rate (2)	3,743	2,215
Bank Credit Facility due through 2013, 7.0% weighted-average rate (3)	1,214	1,225
Other secured debt & equipment financing due through 2020, 7.2% weighted-average rate (4)	451	376
Real estate and land notes due through 2031, 3.1% weighted-average rate	134	128
Total secured debt	6,963	4,112

Add net unamortized valuation premium (discount)	(2)	—

Total debt	6,961	4,112

Less current maturities	446	213
Total Long-term debt	$6,515	$3,899

(1)          At December 31, 2007, direct obligations of Northwest included the $1.4 billion of equipment notes underlying the pass-through trust certificates issued for 62 aircraft.  Interest on the pass-through trust certificates is payable quarterly or semi-annually.

                        The above table does not include principal obligations related to $454 million of aircraft enhanced equipment trust certificates (“2007-1 EETC”) issued on October 10, 2007.  The 2007-1 EETC proceeds were placed in escrow to pre-fund the financing of 27 new Embraer 175 aircraft expected to be delivered in 2008.  Interest on the Certificates will be payable semiannually on May 1 and November 1 of each year, beginning on May 1, 2008.

(2)          The Company took delivery of and financed eight Airbus A330-300, 13 CRJ900 and nine Embraer 175 aircraft during the twelve months ended December 31, 2007, resulting in an increase of $1.1 billion in aircraft secured loans.  At December 31, 2007, 125 aircraft collateralized $3.7 billion of secured loans.

                        On May 14, 2007, the Company closed on a refinancing of three A330-300 aircraft through the issuance of $221 million of debt.  The aircraft were delivered to the Company in 2007 with original debt proceeds reflected in the above mentioned $1.1 billion increase in aircraft secured loans.

                        On July 11, 2007, the Company executed a $176.7 million refinancing of loans through a private placement of senior secured loans.  Proceeds of the financing were used to refinance 15 A320 aircraft.

(3)          On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly called the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn.  The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  The first such principal repayment was made on August 21, 2007. Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant a pari-passu lien in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of December 31, 2007 was 6.97% on both the term loan facility and the revolving credit facility.

                        The Bank Credit Facility requires ongoing compliance with financial covenants requiring the Company to maintain unrestricted cash of at least $750 million, a collateral coverage ratio of at least 1.50 to 1.0 and a minimum ratio of EBITDAR to consolidated fixed charges of 1.50 to 1.00.  For purposes of calculating this ratio, EBITDAR is defined as operating income adjusted to exclude the effects of depreciation, amortization and aircraft rents and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense and aircraft rents (without giving effect to any acceleration of rental expense).

                        As of December 31, 2007 the Company was in compliance with all required financial covenants.

(4)          On November 29, 2007, the Company closed on an accounts receivable financing facility.  The facility size is $150 million and as of December 31, 2007 the facility was undrawn.  While any portion of the facility remains undrawn, the Company pays a commitment fee on the undrawn amount.

Debt Maturity Table:

Maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows:

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Aircraft enhanced equipment trust certificates	$141	$151	$103	$269	$120	$637	$1,421
Aircraft secured loans	264	250	266	268	297	2,398	3,743
Bank Credit Facility	11	10	11	10	11	1,161	1,214
Other secured debt & equipment financing	35	177	16	60	12	151	451
Real estate and land notes	—	—	36	—	—	98	134
Total secured debt	451	588	432	607	440	4,445	6,963

Add net unamortized valuation premium (discount)	(5)	(4)	(1)	—	—	8	(2)

Total long-term debt	$446	$584	$431	$607	$440	$4,453	$6,961

Under some of the debt instruments included above, agreements with the lenders require that the Company meet certain financial covenants, such as unrestricted cash balances and fixed charges coverage ratios.  Assets having an aggregate book value of $10.5 billion at December 31, 2007, principally aircraft and route authorities, were pledged under various loan agreements.  The Company was in compliance with the covenants and collateral requirements related to all of its debt agreements as of December 31, 2007.  While the Company anticipates that it will remain in compliance with such covenants and collateral requirements, these measures will depend upon the many factors affecting operating performance and the market values of assets.

As of December 31, 2007, 2006 and 2005 there were no short-term borrowings.

Note 9 — Leases

The Company leases aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032.

        At December 31, 2007, future minimum lease payments for capital leases and non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Capital	Operating Leases
(In millions)	Leases	Aircraft		Non-aircraft
2008	$10	$385		$184
2009	14	382		176
2010	9	393		154
2011	9	339		128
2012	8	303		115
Thereafter	203	1,902		902
	253	3,704		1,659
Less sublease rental income		1,133	(1)	21
Total minimum operating lease payments		$2,571		$1,638
Less amounts representing interest	144
Present value of future minimum capital lease payments	109
Add unamortized valuation premium	18
Total capital leases	127
Less current obligations under capital leases	3
Long-term obligations under capital leases	$124

        (1)          Projected sublease rental income is to be received from Pinnacle.

Rental expense for all operating leases consisted of the following:

	Successor		Predecessor
	Period From		Period From
	June 1 to		January 1 to		Year Ended	Year Ended
	December 31,		May 31,		December 31,	December 31,
(In millions)	2007		2007		2006	2005
Gross rental expense	$379		$291		$727	$991
Sublease rental income	(86	)(1)	(72	)(1)	(338)	(371)
Net rental expense	$293		$219		$389	$620

        (1)          Mesaba was acquired by Northwest Airlines on April 24, 2007 and became a wholly-owned consolidated subsidiary, which reduced sublease rental income upon consolidating Mesaba for reporting purposes.

At December 31, 2007 the Company leased 115 of the 431 aircraft it operates; of these 115 leases, one was a capital lease and 114 were operating leases.  The above table also includes operating leases for 137 aircraft operated by and subleased to Pinnacle.  The base term lease expiration date is 2009 for aircraft under capital leases, and from 2009 to 2025 for aircraft under operating leases.

The Company’s aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft’s fair market value at the end of the lease term.  All 252 aircraft lease agreements provide the Company with purchase options during the lease, at the end of the lease, or both.

Note 10 — Liabilities Subject to Compromise

At December 31, 2006, the Predecessor Company had liabilities subject to compromise of $13.6 billion, consisting of the following:

(In millions)
Long-term debt (1)	$4,556
Accrued interest on long-term debt	48
Pension, postretirement and other employee-related expenses	3,902
Aircraft-related accruals, deferrals, and claims	2,962
Capital lease obligations, including accrued interest (2)	238
Accounts payable and other liabilities	1,866
Total liabilities subject to compromise	$13,572

        (1)   Long-term debt subject to compromise included pre-petition and post-petition accrued interest and unpaid principal.  Refer to “Note 8 — Long-Term Debt and Short-Term Borrowings” for information related to the Predecessor Company’s debt not classified as subject to compromise as of December 31, 2006.

At December 31, 2006, the Predecessor Company’s long-term debt subject to compromise was as follows:

(In millions)
Aircraft enhanced equipment trust certificates	$1,554
Aircraft secured loans	784
Other secured notes	220
Other secured debt	1
Unsecured notes	1,313
Convertible unsecured notes	375
Unsecured debt	2
Pre-petition claims	307
Total debt liabilities subject to compromise	$4,556

        (2)          Capital lease obligations subject to compromise included accrued interest and unpaid principal.

Subsequent to its Chapter 11 filing, the Predecessor Company recorded post-petition interest expense on pre-petition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable that the interest would be an allowed claim.  Had the Predecessor Company recorded interest expense based on its pre-petition contractual obligations, interest expense would have increased by $178.7 million during the year ended December 31, 2006.

In addition to the $13.6 billion of liabilities subject to compromise itemized above, the Predecessor Company’s $277 million of Preferred Redeemable Stock was also subject to compromise as of December 31, 2006.  This preferred security was not presented as a liability on the Predecessor Company’s December 31, 2006 Consolidated Balance Sheet due to its conversion features, as required by the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Note 11 — Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective.   The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and/or other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be to any employee of the Company or its subsidiaries.  The number of participants participating in the 2007 Plan will vary from year to year.  At its inception, the 2007 Plan provided that 21.33 million shares of common stock of the Successor Company were available for issuance under the plan.  As of December 31, 2007, approximately 5.99 million shares remained available for new awards to be granted under the 2007 Plan. The Company adopted SFAS No. 123R using the modified-prospective transition method, effective January 1, 2006.  Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period of the awards, generally the required service period.  Under the terms of awards granted in connection with the Company’s emergence from bankruptcy, a portion of the shares subject to such awards vested immediately with the remaining shares vesting in one year or over four years; in addition, the shares subject to emergence related awards that vest on or before May 2008 are also subject to a disgorgement provision if the participant voluntarily terminates his or her employment prior to the one year anniversary of the Effective Date.  Under SFAS No. 123R, the corresponding expense is recognized over this implied service period.  For awards containing the disgorgement provision, the tables below exclude the portion of such awards that vest prior to May 31, 2008.  The Company uses straight-line recognition for awards with installment vesting.  SFAS No. 123R also requires the Company to estimate forfeitures of stock awards as of the grant date of the award.

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

Stock Options.  Stock option awards are granted with an exercise price equal to the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding employee stock option awards vest over four years and have a 10-year term.

The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model based on several assumptions.  The risk-free interest rate for periods within the term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield on our common stock is assumed to be zero since in the past the Company has not paid dividends and has no current plans to do so.  The expected market price volatility assumption was developed considering both historical and implied volatilities of the trading prices of other airlines’ stocks.  Volatility data was not considered for the Company due to its bankruptcy.  The expected life of the options was developed using Staff Accounting Bulletin (“SAB”) No. 107, Topic 14, Share-Based Payments.

The weighted-average fair value of options granted in connection with the Company’s emergence from bankruptcy was determined based on the following assumptions:

Seven Months Ended
December 31, 2007
Risk-free interest rate	3.45% - 5.11%

Dividend yield	0.0%

Expected market price volatility	53% - 56%

Expected life of options (years)	6

A summary of the stock option activity under the 2007 Plan as of December 31, 2007 and changes during the seven months then ended are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
(Shares in thousands)	Shares	Price	Term
Outstanding at beginning of period	—	$—	—
Granted	5,878	21.64
Exercised	—	—
Forfeited or expired	(72)	22.00
Outstanding at end of period	5,806	21.63	9.52

Vested or expected to vest at end of period	5,381	21.65	9.42

Exercisable at end of period (1)	28	22.00	0.17

(1)          Excludes 1.2 million shares subject to vested options due to the SFAS No. 123R disgorgement provision discussed above.

The weighted-average grant date fair value of options granted in connection with the Company’s emergence from bankruptcy was approximately $12.19 per share.  There were no options exercised during the seven months ended December 31, 2007.  The aggregate intrinsic value of the outstanding options at December 31, 2007 was zero.  As of December 31, 2007, the Company had approximately $54.3 million of unrecognized non-cash compensation expense related to non-vested options.  The Company expects to recognize this expense over a weighted-average period of approximately 1.6 years.

Restricted Stock Units.  The fair value of restricted stock units (“RSUs”) is determined based on the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding RSUs vest in one year or over four years.

A summary of the status of the Company’s RSUs as of December 31, 2007, and changes during the seven months then ended, are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant Date	Contractual
(Shares in thousands)	Shares	Fair Value	Term
Unvested at beginning of period	—	$—	—
Granted	10,298	24.59
Vested (1)	(56)	25.15
Forfeited	(105)	25.15
Unvested at end of period	10,137	24.58	9.5

(1)          Excludes 1.8 million shares subject to vested RSUs due to the SFAS No. 123R disgorgement provision discussed above.

As of December 31, 2007, there was $176.8 million of unrecognized non-cash compensation cost related to RSUs granted under the Plan.  The compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Other Awards.  The Company also issued certain awards that are accounted for as a liability because such awards provide for settlement in cash.  During 2007, the Company granted approximately 0.7 million RSUs to be settled in cash and approximately 0.4 million stock appreciation rights (“SARs”).  Each cash-settled RSU represents the right to receive a cash payment equal to the closing sales price of the Company’s common stock multiplied by the number of shares subject to the award on the applicable vesting date.  During the seven months ended December 31, 2007, the Company paid $2.2 million in settlement of stock awards to be settled in cash.  SARs provide participants the right to receive the excess (if any) of the fair market value of the number of shares of common stock subject to the award at the time of exercise over the exercise price of the SAR.  The cash-settled RSUs vest in one year or over four years and the SARs vest over a four year period.

For the seven months ended December 31, 2007, the total stock-based non-cash compensation expense related to stock awards and liability awards was approximately $73.2 million and $2.8 million, respectively.  There was no corresponding tax benefit in 2007 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.   See “Note 13 — Income Taxes” for additional information.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss) (“OCI”):

			Pension, Other
	Foreign	Deferred	Postretirement	Adjustment	Unrealized	Accumulated
	Currency	Gain (Loss)	and Long-Term	to Adopt	Gain (Loss)	Other
	Translation	on Hedging	Disability	SFAS	on	Comprehensive
(In millions)	Adjustment	Activities	Benefits	No. 158	Investments	Income (Loss)
Predecessor
Balance at January 1, 2005	$(4)	$(5)	$(1,541)	$—	$3	$(1,547)

Before tax amount	(7)	11	(16)	—	(9)	(21)
Tax effect	—	—	—	—	—	—
Net-of-tax amount	(7)	11	(16)	—	(9)	(21)

Balance at December 31, 2005	(11)	6	(1,557)	—	(6)	(1,568)

Before tax amount	—	(10)	699	(224)	3	468
Tax effect	—	—	—	—	—	—
Net-of-tax amount	—	(10)	699	(224)	3	468

Balance at December 31, 2006	(11)	(4)	(858)	(224)	(3)	(1,100)

Before tax amount	11	4	858	224	3	1,100
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	11	4	858	224	3	1,100

Balance at May 31, 2007	—	—	—	—	—	—

Successor
Balance at June 1, 2007	—	—	—	—	—	—

Before tax amount	—	(3)	(199)	—	—	(202)
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	—	(3)	(199)	—	—	(202)

Balance at December 31, 2007	$—	$(3)	$(199)	$—	$—	$(202)

Note 13 — Income Taxes

Income tax expense (benefit) consisted of the following:

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Current:
Federal	$—	$—	$—	$6
Foreign	2	1	8	—
State	—	—	—	1
	2	1	8	7
Deferred:
Federal	208	(3)	(37)	—
Foreign	(1)	—	—	—
State	15	—	—	—
	222	(3)	(37)	—
Total income tax expense (benefit)	$224	$(2)	$(29)	$7

Reconciliations of the statutory rate to the Company’s income tax expense (benefit) are as follows:

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Statutory rate applied to income (loss) before income taxes	$198	$612	$(1,003)	$(860)
Add (deduct):
State income tax expense (benefit) net of federal benefit	10	28	(45)	(39)
Non-deductible expenses	15	25	23	13
Adjustment to valuation allowance and other income tax accruals	—	(665)	1,023	883
Other	1	(2)	(27)	10
Total income tax expense (benefit)	$224	$(2)	$(29)	$7

The Company accounts for income taxes in accordance with SFAS No. 109 which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to maintain a valuation allowance against its net deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	Successor	Predecessor
(In millions)	2007	2006
Deferred tax liabilities:
Accounting basis of assets in excess of tax basis	$1,710	$2,002
Accounting basis of indefinite-lived intangible assets in excess of tax basis	1,424	217
Accounting basis of definite-lived intangible assets in excess of tax basis	437	—
Other	17	71
Total deferred tax liabilities	3,588	2,290
Deferred tax assets:
Expenses not yet deducted for tax purposes	185	253
Reorganization charges not yet deducted for tax purposes	869	1,526
Pension and postretirement benefits	1,395	1,476
Deferred revenue	718	—
Gains from the sale-leaseback of aircraft	—	18
Rent expense	—	(35)
Travel award programs	—	104
Net operating loss carryforward	1,316	1,216
Alternative minimum tax credit carryforward	137	134
Other	53	34
Total deferred tax assets	4,673	4,726
Valuation allowance for deferred tax assets	(2,216)	(2,436)
Net deferred tax assets	2,457	2,290
Net deferred tax liability	$1,131	$—

At December 31, 2007, the Company has certain federal deferred tax assets available for use in the regular tax system and the alternative minimum tax (“AMT”) system.  The deferred tax assets available in the regular tax system include:  NOL carryforwards of $3.6 billion, AMT credits of $137 million, general business tax credits of $6 million and foreign tax credits of $19 million.  The deferred tax assets available in the AMT system are:  NOL carryforwards of $3.7 billion and foreign tax credits of $16 million.  AMT credits available in the regular tax system have an unlimited carryforward period and all other deferred tax assets in both systems are available for years beyond 2007, expiring in 2008 through 2027.

The Company also has the following deferred tax assets available at December 31, 2007, for use in certain states:  NOL carryforwards with a tax benefit value of approximately $87 million are available for years beyond 2007, expiring in 2008 through 2027, and state job tax credits of $7 million are available for years beyond 2007, expiring in 2008 through 2011.

With the adoption of fresh-start reporting, a valuation allowance of $2.4 billion was recorded which, if reversed when the Company reports income in future periods, will reduce goodwill and then other intangible assets and will generate income tax expense.  Because of its NOL carryforwards, however, the Company expects to pay minimal cash income taxes for the foreseeable future.

An ownership change under Internal Revenue Code Section 382 occurred in connection with the Company’s bankruptcy Plan of Reorganization.  However, the Company does not believe that such change has any material impact on the Company’s ability to use its NOL carryforwards and other tax attributes.

In June 2006, the FASB issued FIN 48, which clarifies SFAS No. 109.  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes.  FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained. The Company adopted FIN 48 on January 1, 2007.  As of December 31, 2007, the Company had unrecognized tax benefits of approximately $3 million, which, if recognized, would impact the effective tax rate in future periods. During the quarter ended December 31, 2007, the Company increased its reserve for unrecognized tax benefits by approximately $2 million as a result of a resolution of a federal tax controversy.   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2007	$5
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(2)
Settlements	(2)
Lapse of statute of limitations	—
Balance at December 31, 2007	$3

Subject to the impact of the Company’s bankruptcy filing, open tax years for federal income tax purposes are 1992 through 2006 and for state income tax purposes generally are 2005 and 2006.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company had $10 million accrued for interest and nothing accrued for penalties at December 31, 2007.

Note 14 — Commitments

The Company’s firm orders for 25 new aircraft to be operated by Northwest consist of scheduled deliveries for 18 Boeing 787-8 aircraft from 2009 through 2010, two Airbus A320 aircraft in 2012 and five Airbus A319 aircraft from 2010 through 2011.  As of December 31, 2007, the Company also had firm orders to take delivery of 23 Bombardier CRJ900 aircraft and 27 Embraer 175 aircraft in 2008 related to its regional aircraft operations.

Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.2 billion in 2008, $1.2 billion in 2009, $770 million in 2010, $79 million in 2011, and $97 million in 2012.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings.  Financing commitments or cancellation rights are available to the Company for all aircraft on firm order.

Note 15 — Contingencies

Legal Contingencies.  The Company is involved in a variety of legal actions relating to antitrust, contract, trade practice, environmental and other legal matters pertaining to the Company’s business.  While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements taken as a whole.

General Indemnifications.  The Company is the lessee under many commercial real estate leases.  It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor’s related parties for tort, environmental and other liabilities that arise out of, or relate to, our use or occupancy of the leased premises.  This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and, in many cases, invitees at or in connection with the use or occupancy of the leased premises.  This indemnity normally excludes any liabilities caused by the gross negligence (or, in some cases, the negligence) and willful misconduct of the indemnified parties.

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

The Company obtains letters of credit (“LOCs”) from commercial banks in favor of various parties to secure obligations of the Company to such parties. As of December 31, 2007, the total outstanding amount of these LOCs was $92.4 million (excluding an additional $133.4 million of LOCs that were fully secured by the Company’s pledge of cash collateral). The obligations of the Company with respect to this $92.4 million of LOCs, together with certain other obligations of the Company, are secured by the Company’s routes, certain aircraft and cash collateral.

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

Congress enacted, and the president signed into law on December 13, 2007, a change in the retirement age for pilots from age 60 to 65.  Due to this legislative change, the Company has updated its retirement assumptions for pilots and assumes that certain pilots will continue to work past age 60. This change had an immaterial impact on Northwest’s overall pension benefit and other postretirement obligations.

In September 2006, the FASB issued SFAS No. 158, which amends SFAS No. 87 and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. The Company historically had and continues to utilize a fiscal year-end measurement date.  SFAS No. 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities, as well as the Predecessor Company’s equity deficit by $224 million as of December 31, 2006. SFAS No. 158 does not affect the results of operations.

Northwest’s 2007 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans were approximately $130 million. Northwest’s 2008 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $140 million.

The following is a reconciliation of the beginning and ending balances of the benefit obligations, the fair value of plan assets, and the funded status:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
(In millions)	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$9,373	$9,472	$898	$1,051
Service cost	45	116	23	30
Interest cost	553	533	49	59
Plan amendments	—	(3)	(119)	(270)
Actuarial loss and other	(299)	(265)	(27)	91
Transfer of liability out of plan (1)	—	(8)	—	—
Benefits paid	(502)	(472)	(64)	(63)
Benefit obligations at end of period	9,170	9,373	760	898

Change in plan assets:
Fair value of plan assets at beginning of year	6,278	5,794	5	5
Actual return on plan assets	449	870	—	—
Employer contributions	79	86	63	63
Benefits paid	(502)	(472)	(64)	(63)
Fair value of plan assets at end of period	6,304	6,278	4	5

Funded status at end of period - net underfunded	$(2,866)	$(3,095)	$(756)	$(893)

(1)    The Company transferred the liability associated with certain long-term disability benefits previously provided in the Northwest Airlines Pension Plan for Pilots to a self-funded long-term disability plan that provides substantially similar benefits.

The accumulated benefit obligations for all defined benefit pension plans were $9.1 billion and $9.4 billion at December 31, 2007 and 2006, respectively.  The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Successor	Predecessor
(In millions)	2007	2006
Projected benefit obligations	$9,143	$9,352
Accumulated benefit obligations	9,123	9,338
Fair value of plan assets	6,273	6,251

Amounts recognized in the statement of financial position as of December 31 consist of:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
(In millions)	2007	2006	2007	2006
Assets
Noncurrent assets	$3	$6	$—	$—
Total assets	$3	$6	$—	$—

Liabilities
Current liability	$(27)	$(28)	$(43)	$(64)
Noncurrent liability	(2,842)	(3,073)	(713)	(829)
Total liabilities	$(2,869)	$(3,101)	$(756)	$(893)

Accumulated other comprehensive loss (income), pre-tax
Net loss (gain)	$199	$1,621	$8	$619
Prior service cost (credit)	—	(1)	—	(333)
Total other comprehensive income	$199	$1,620	$8	$286

Weighted-average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
(In millions)	2007	2006	2007	2006
Discount rate	6.31%	5.93%	6.24%	5.93%
Rate of future compensation increase (1)	3.50%	3.50%	n/a	n/a

(1)   Not applicable to frozen plans.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits
	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Defined benefit plan costs
Service cost	$26	$19	$116	$278
Interest cost	328	225	533	553
Expected return on plan assets	(337)	(207)	(484)	(518)
Amortization of prior service cost	—	—	30	73
Recognized net actuarial loss and other events	—	18	87	170
Net periodic benefit cost	17	55	282	556

Defined contribution plan costs	41	23	53	11
Total benefit cost	$58	$78	$335	$567

	Other Benefits
	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Defined benefit plan costs
Service cost	$13	$10	$30	$34
Interest cost	27	22	59	56
Expected return on plan assets	—	—	—
Amortization of prior service cost	—	(15)	(21)	(10)
Recognized net actuarial loss and other events	—	16	38	31
Net periodic benefit cost	40	33	106	111

Defined contribution plan costs	—	—	—	—
Total benefit cost	$40	$33	$106	$111

Related to the freezing of Northwest’s defined benefit plans covering domestic employees in 2006, Northwest recorded pension curtailment charges and gains.  Curtailment charges and gains have been recorded as a component of net reorganization expense.  Northwest has recorded the following pension curtailment amounts:

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
(In millions)	December 31, 2007	May 31, 2007	December 31, 2006	December 31, 2005
Curtailment charge (gain)
Pilot Plan	$—	$—	$(49)	$127
Salaried Plan	—	—	—	28
Contract Plan	—	—	332	54
Total	$—	$—	$283	$209

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008:

	Pension	Other
(In millions)	Benefits	Benefits
Net loss (gain)	$1	$—
Prior service cost (credit)	—	—
	$1	$—

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the periods ended December 31:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006
Discount rate (1)	6.17%	5.71%	6.17%	5.71%
Expected long-term return on plan assets	9.00%	9.00%	5.00%	5.00%
Rate of future compensation increase (2)	3.50%	3.50%	n/a	n/a

(1) The discount rate used for the period from January 2007 through May 2007 was 5.93%.

(2) Not applicable to frozen plans.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations.  This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets.  The following table summarizes actual allocations as of December 31, 2007 and 2006:

		Plan Assets
Asset Category	Target	2007	2006
Domestic stocks	35.0%	42.7%	47.2%
International stocks	25.0%	27.1%	28.1%
Private markets	10.0%	9.0%	5.1%
Long-duration bonds	15.0%	15.7%	14.5%
High yield bonds	5.0%	5.1%	5.1%
Real estate	10.0%	0.4%	n/a
Total	100.0%	100.0%	100.0%

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

The Company reviews its rate of return on plan asset assumptions annually.  These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension investment advisors.  The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return.  Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes.  The assumptions are also adjusted to account for the value of active management the funds have provided historically.  The Company’s expected long-term rate of return is based on target asset allocations of 35% domestic equities with an expected rate of return of 8.75%; 25% international equities with an expected rate of return of 8.75%; 10% private markets with an expected rate of return of 11.75%; 15% long-duration bonds with an expected rate of return of 6.0%; 5% high yield bonds with an expected rate of return of 7.50%; and 10% real estate equities with an expected rate of return of 6.75%.  These assumptions result in a weighted geometric average rate of return of 8.75% on an annual basis.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008.  The rate was assumed to decrease 0.5% per year reaching 5.0% in 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans.

A one percent-change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components (1)	$4.4	$(3.8)
Effect on accumulated postretirement benefit obligations	65.1	(57.3)

(1) Effect on total of service and interest cost components for the period June through December 2007.

The future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

		Employer
		Provided Other
	Pension	Postretirement
(In millions)	Benefits	Benefits
2008	$481	$47
2009	497	48
2010	520	50
2011	541	52
2012	568	53
Years 2013-2017	3,218	308

Note 17 — Risk Management

The Company recognizes all derivatives on the balance sheet at fair value.  The Company uses derivatives as cash flow hedges to manage the price risk of fuel, its exposure to foreign currency fluctuations, and its exposure to interest rates.  For cash flow hedges that qualify for special hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings.  Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately.  For all other derivatives, gains and losses are recorded in earnings each period.

Risk Management.  The Company principally uses derivative financial instruments to manage specific risks and does not hold or issue them for trading purposes.  The notional amounts of financial instruments summarized below did not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from its use of derivatives.

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  In 2007, the Company’s yen-denominated net cash inflow was approximately 86 billion yen ($726 million).

The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.  As of December 31, 2007, the Company had hedged approximately 42.6% of its anticipated 2008 yen-denominated sales.  The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 32.7% of yen-denominated sales at an average rate of 109.3 yen per U.S. dollar and collar options which hedge approximately 9.9% of yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar.  As of December 31, 2007, a $0.1 million unrealized loss was outstanding in accumulated other comprehensive income associated with the Japanese yen hedge contracts.  Hedging gains or losses are recorded in revenue when transportation is provided.  The Japanese yen financial instruments utilized to hedge yen-denominated cash flows resulted in realized gains of $9 million and $11 million in 2006 and 2005, respectively.

As of December 31, 2007, Company had also hedged approximately 66.4% of its 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0008 Canadian dollars per U.S. dollar.  A $2.9 million unrealized loss was outstanding in accumulated other comprehensive income associated with the Canadian dollar hedge contracts, as of December 31, 2007.

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

Aircraft Fuel.  The Company is exposed to the effect of changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  To further manage the price risk of fuel costs, the Company primarily utilizes futures contracts traded on regulated futures exchanges, swap agreements and options.

As of December 31, 2007, the Company had economically hedged the price of approximately 10% of its projected fuel requirements for 2008, through collar options.  Including an additional collar option entered into during January and February 2008, the Company has hedged the price of approximately 18% of its projected fuel requirements for 2008.   All of the Company’s existing fuel derivative contracts will expire on or before December 31, 2008.  The collar options consist of crude oil put options with a price range of $63.50 to $85.00 per barrel (average of $78.42), and related call options with a price range of $84.00 to $104.65 per barrel (average $97.38).

The Company currently has no fuel derivative contracts outstanding that are designated for special hedge accounting treatment, and therefore had no related unrealized gains (losses) in Accumulated Other Comprehensive Income (Loss) as of December 31, 2007. The Company records any changes in the contracts’ values as mark-to-market adjustments through the Consolidated Statement of Operations on a monthly basis.  During 2007, the Company recognized $112.9 million of fuel derivative net gains as reductions in fuel expense, including $18.7 million of unrealized gains related to fuel derivative contracts that will settle in 2008.  Effective June 2007, the Company began allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our non-consolidated Airlink partners.  For the seven months ended December 31, 2007, the Company recognized $10.6 million of fuel derivative net gains as reductions in regional carrier expense, including $1.7 million of unrealized gains related to fuel derivative contracts that will settle in 2008.  During 2006, the Company recognized $39.3 million of fuel derivative net losses as additional fuel expense, including $2.7 million of unrealized losses related to fuel derivative contracts that settled in 2007.  During 2005, the Company recognized $20.9 million of fuel derivative net gains as a reduction to fuel expense.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $429 million.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap hedges corresponds exactly with the maturity dates of the three designated debt instruments.  As of December 31, 2007, the Company has recorded $0.3 million of unrealized losses in accumulated other comprehensive income (loss) associated with these hedges.

Note 18 — Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of short-term investment securities classified as available-for-sale as of December 31 were as follows:

	Successor				Predecessor
	2007				2006
		Gross	Gross			Gross	Gross
(In millions)	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
Available-for-sale Securities (1)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Mutual Funds	$—	$—	$—	$—	$146	$—	$(2)	$144
U.S. Treasury securities	—	—	—	—	17	—	—	17
Corporate securities	—	—	—	—	50	1	—	51
Mortgage-backed securities	—	—	—	—	173	1	(2)	172
Asset-backed securities	95	—	—	95	212	—	(1)	211
Other securities and investments	—	—	—	—	2	—	—	2
Total available-for-sale securities	$95	$—	$—	$95	$600	$2	$(5)	$597

(1)          Available-for-sale securities are carried at fair value, with unrealized net gains or losses reported within other comprehensive income in stockholders’ equity.

        As of December 31, 2007, the Company did not hold any available-for-sale securities investments which had been in an unrealized loss position for greater than 12 months.

        The following table provides information as to the amount of gross gains and losses realized through the sale of available-for-sale investment securities for the years ending December 31:

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Realized gains (1)	$19	$5	$—	$24
Realized losses (1)	(35)	(6)	(1)	(27)
Net realized gains (losses)	$(16)	$(1)	$(1)	$(3)

(1)   Realized gains and losses are identified using the specific identification method.

The contractual maturities of debt securities available-for-sale at December 31, 2007 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

(In millions)	Amortized Cost	Fair Value
Within one year	$95	$95
Between one and five years	—	—
Between five and ten years	—	—
After ten years	—	—
Total short-term investments	$95	$95

As of December 31, 2007, all of the Company’s available-for-sale securities investments consisted of student loan backed auction rate securities whose rate reset dates occur monthly.

Note 19 — Related Party Transactions

Pinnacle.  On November 29, 2007, the Company entered into a stock redemption agreement with Pinnacle Airlines Corp., pursuant to which Pinnacle repurchased the Company’s 11.4% equity interest in Pinnacle common stock for $32.9 million.  The Company recorded a loss on the sale of common stock of $14.2 million in the fourth quarter 2007. In January 2008, the Company sold the Preferred Series A share it held in Pinnacle for proceeds of $20 million. The Company no longer holds any equity interests in Pinnacle as a result of the common and preferred stock sales.

Northwest and Pinnacle have entered into an airline services agreement, under which Northwest determines Pinnacle’s commuter aircraft scheduling.  The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Under this agreement, Northwest paid $533 million, $596 million and $572 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company had payables of $22 million and $131 million to Pinnacle as of December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company has leased 137 CRJ200 aircraft, which are in turn subleased to Pinnacle.  As part of its overall restructuring efforts, the Company evaluated its airline services agreements with its regional carriers, initiated a request for proposal from its existing and other regional carrier operators, and obtained Bankruptcy Court approval of an amended and restated Airline Services Agreement (“Amended Pinnacle ASA”) between the Company and Pinnacle on January 11, 2007.

Aeronautical Radio, Inc.  On October 25, 2007 the Company, together with certain other major airlines sold Aeronautical Radio, Inc. (“ARINC”) to Radio Acquisition Corp., an affiliate of The Carlyle Group. For its 15.75% equity interest in ARINC, the Company received cash proceeds of $97 million.

Note 20 — Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Successor	Predecessor
	Period From	Period From
	June 1 to	January 1 to	Year Ended	Year Ended
	December 31,	May 31,	December 31,	December 31,
(In millions)	2007	2007	2006	2005
Domestic	$4,925	$3,347	$8,561	$8,274
Pacific, principally Japan	1,683	1,063	2,711	2,639
Atlantic	996	514	1,296	1,373
Total operating revenues	$7,604	$4,924	$12,568	$12,286

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 21 — Quarterly Financial Data (Unaudited)

Unaudited quarterly results of operations are summarized below:

	Predecessor		Successor
		Period From	Period From
		April 1 to	June 1 to
(In millions, except per share amounts)	1st Quarter	May 31	June 30	3rd Quarter	4th Quarter
2007:
Operating revenues	$2,873	$2,051	$1,130	$3,378	$3,096
Operating income (loss)	201	162	195	459	87
Net income (loss) applicable to common stockholders	$(292)	$2,043	$106	$244	$(8)

Basic earnings (loss) per common share	$(3.34)	$23.37	$0.41	$0.93	$(0.03)

Diluted earnings (loss) per common share	$(3.34)	$16.87	$0.41	$0.93	$(0.03)

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Operating revenues	$2,890	$3,291	$3,407	$2,980
Operating income (loss)	(15)	295	366	94
Net income (loss) applicable to common stockholders	$(1,104)	$(285)	$(1,179)	$(267)

Basic and diluted earnings (loss) per common share	$(12.65)	$(3.27)	$(13.50)	$(3.06)

2005:
Operating revenues	$2,798	$3,195	$3,378	$2,915
Operating income (loss)	(301)	(190)	(167)	(261)
Net income (loss) applicable to common stockholders	$(537)	$(234)	$(475)	$(1,309)

Basic and diluted earnings (loss) per common share	$(6.19)	$(2.69)	$(5.45)	$(15.01)

Unaudited quarterly net income (loss) applicable to common stockholders in the table above includes the following unusual items:

	Predecessor		Successor
		Period From	Period From
		April 1 to	June 1 to
(In millions)	1st Quarter	May 31	June 30	3rd Quarter	4th Quarter
2007:
Gain (loss) on sale of assets	$—	$—	$—	$—	$(14)
Reorganization items	(393)	1,944	—	—	—
Impact on net income (loss) from unusual items	$(393)	$1,944	$—	$—	$(14)

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Severance expenses	$—	$—	$—	$(23)
Reorganization items	(975)	(464)	(1,431)	(295)
Impact on net income (loss) from unusual items	$(975)	$(464)	$(1,431)	$(318)

2005:
Pension curtailment charges	$—	$—	$(82)	$—
Aircraft and aircraft related write-downs	—	(48)	—	—
Gain (loss) on sale of assets	(18)	102	—	—
Reorganization items	—	—	(159)	(922)
Cumulative effect of accounting change	(69)	—	—	—
Impact on net income (loss) from unusual items	$(87)	$54	$(241)	$(922)

The sum of the quarterly earnings per share amounts may not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year are based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 22 — Subsequent Events (Unaudited)

        Sale of Pinnacle Airlines Preferred Share.  In January 2008, Northwest sold its Class A Preferred share to Pinnacle for a purchase price of $20 million.  The Class A Preferred share was marked-to-market upon Northwest’s adoption of fresh-start reporting; therefore, no gain or loss was recognized upon the sale.

        Midwest Air Partners, LLC.  Northwest, TPG Midwest US V, LLC, and TPG Midwest International V, LLC formed Midwest Air Partners, LLC for purposes of acquiring Midwest Air Group, Inc.  The acquisition closed on January 31, 2008 and Northwest contributed $213 million for a minority ownership interest in Midwest Air Partners, LLC.  Northwest is a passive investor in Midwest Air Partners, LLC and will not take an active role in its management.  Northwest will report its portion of the profits and losses associated with its investment in the Midwest Air Partners, LLC on the Other Income line in its Consolidated Statements of Operations.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures — As of December 31, 2007, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

        Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.  Management performed an evaluation under the supervision and with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was effective.  The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page 82.

Changes in Internal Control — There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northwest Airlines Corporation

We have audited Northwest Airlines Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Northwest Airlines Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Northwest Airlines Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Northwest Airlines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, common stockholders’ equity (deficit), and cash flows for the seven months ended December 31, 2007 (Successor), the five-month period ended May 31, 2007 (Predecessor), and for each of the two years in the period ended December 31, 2006 (Predecessor). Our report dated February 28, 2008, expressed an unqualified opinion.

Minneapolis, Minnesota

February 28, 2008

Item 9B.  OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings “General Information — Section 16(a) Beneficial Ownership Reporting Compliance”, “Information about our Board of Directors”, and  “Item 1—Election of Directors—Information Concerning Director—Nominees” in our Proxy Statement to be filed with the Commission in connection with our 2008 Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Registration S-K, certain information about our executive officers is contained in Part I of this report under the caption “Executive Officers of the Registrant”.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Information about our Board of Directors—Compensation of Directors,” “Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement and is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the headings “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation” and “Information about our Board of Directors—Related Party Transactions” in our Proxy Statement and is incorporated by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the headings “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policy” in our Proxy Statement and is incorporated by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)(1)   Financial Statements.  The following is an index of the financial statements, related notes, independent auditor’s report and supplementary data that are included in this Report.

Page

Consolidated Balance Sheets—December 31, 2007 and December 31, 2006	42-43

Consolidated Statements of Operations—For the seven months ended December 31, 2007, the period from January 1 to May 31, 2007, and for the years ended December 31, 2006 and 2005	44

Consolidated Statements of Cash Flows— For the seven months ended December 31, 2007, the period from January 1 to May 31, 2007, and for the years ended December 31, 2006 and 2005	45

Consolidated Statements of Common Stockholders’ Equity (Deficit)—For the seven months ended December 31, 2007, the period from January 1 to May 31, 2007, and for the years ended December 31, 2006 and 2005	46

Notes to Consolidated Financial Statements	47

15(a)(2)  Financial Statement Schedules.  The following is a list of the financial schedules that are included in this Report.  Schedules not included have been omitted because they are not required or because the information is included in the consolidated financial statements or notes thereto.

Schedule II-Valuation of Qualifying Accounts and Reserves—For the seven months ended December 31, 2007, the period from January 1 to May 31, 2007, and for the years ended December 31, 2006 and 2005	S-1

15(a)(3)  Exhibits.  The following is an index of the exhibits to this Report.  Nothing contained in this Report shall constitute an assumption by NWA Corp. or Northwest (as applicable) of any of these agreements.

3.1

Amended and Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 3.1 to NWA Corp.’s Registration Statement on Form 8-A filed on May 18, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 3.2 to NWA Corp.’s Registration Statement on Form 8-A filed on May 18, 2007 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest’s Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Northwest Airlines, Inc. (filed as Exhibit 3.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

4.1

Rights Agreement dated as of May 25, 2007 by and between NWA Corp. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to NWA Corp.’s Registration Statement on Form 8-A filed on May 30, 2007 and incorporated herein by reference).

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

10.5

Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of March 29, 2002 between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.6

Second Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of November 15, 2004 between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.7

Third Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis St. Paul International Airport dated as of May 9, 2007 by and between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.8

A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.9

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

10.18

First Amendment dated as of March 9, 2007 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.19

Route Security Agreement dated as of August 21, 2006 between Northwest Airlines, Inc. and Citicorp USA, Inc., as Collateral Agent (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.20

Equity Commitment Agreement dated as of February 12, 2007 among Northwest Airlines Corporation, Northwest Airlines, Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.21

Description of Compensation for Non-Employee Directors of Northwest Airlines Corporation (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

*10.22	Form of Indemnity Agreement entered into by NWA Corp. with each member of the Board of Directors of NWA Corp.

*10.23

Management Compensation Agreement dated as of September 14, 2005 between Northwest Airlines, Inc. and Douglas M. Steenland (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

*10.24

Management Compensation Agreement dated as of January 14, 2002 between Northwest Airlines, Inc. and J. Timothy Griffin (filed as Exhibit 10.23 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

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

*10.28

Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.28 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.29

First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.30

Northwest Airlines, Inc. Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.30 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.31

First Amendment of Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.31 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.32

Second Amendment of Northwest Airlines Supplemental Executive Retirement Plan (2001 Restatement) (filed as Exhibit 10.32 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.33

Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of November 7, 2002 between Northwest Airlines, Inc. and Andrew C. Roberts (filed as Exhibit 10.35 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

*10.34

Northwest Airlines Excess 401(k) Cash Payments Program (filed as Exhibit 10.1 to Amendment No. 2 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.35

Northwest Airlines Corporation E-Commerce Incentive Compensation Program (as amended and restated), including form of Award Agreement (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.36

Northwest Airlines, Inc. 2003 Long-Term Cash Incentive Plan, including form of Award Agreement (filed as Exhibit 10.41 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

*10.37

Ancillary Agreement to the Northwest Airlines, Inc. Supplemental Executive Retirement Plan dated as of April 29, 2005 between Northwest Airlines, Inc. and Neal S. Cohen (filed as Exhibit 10.48 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

*10.38	2007 Stock Incentive Plan (filed as Exhibit 99.2 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.39

Form of Award Agreement for Restricted Stock Units (Settled in Stock) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 99.3 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.40

Form of Award Agreement for Restricted Stock Units (Settled in Cash) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 99.4 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.41

Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 99.5 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.42

Form of Award Agreement for Stock Appreciation Rights Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 99.6 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.43

Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

*10.44

Form of Award Agreement for Restricted Stock Units Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

*10.45

Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.4 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

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

*  Compensatory plans in which directors or executive officers of NWA Corp. or Northwest participate.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST AIRLINES CORPORATION

Dated: February 29, 2008	By	/s/ ANNA M. SCHAEFER

Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

        Each of the undersigned directors and officers of Northwest Airlines Corporation whose signature appears below hereby constitutes and appoints Douglas M. Steenland, David M. Davis and Anna M. Schaefer, and each of them individually, his or her true and lawful attorneys with full power of substitution and resubstitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of February 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ DOUGLAS M. STEENLAND	/s/ MICKEY FORET
Douglas M. Steenland	Mickey Foret
President and Chief Executive	Director
Officer (principal executive officer)
and Director

/s/ DAVID M. DAVIS	/s/ ROBERT L. FRIEDMAN
David M. Davis	Robert L. Friedman
Executive Vice President & Chief	Director
Financial Officer (principal financial officer)

/s/ ANNA M. SCHAEFER	/s/ DORIS KEARNS GOODWIN
Anna M. Schaefer	Doris Kearns Goodwin
Vice President-Finance and	Director
Chief Accounting Officer (principal
accounting officer)

/s/ ROY J. BOSTOCK	/s/ JEFFREY G. KATZ
Roy J. Bostock	Jeffrey G. Katz
Chairman of the Board	Director

/s/ DAVID BRANDON	/s/ JAMES POSTL
David Brandon	James Postl
Director	Director

/s/ MIKE DURHAM	/s/ RODNEY SLATER
Mike Durham	Rodney Slater
Director	Director

/s/ JOHN M. ENGLER	/s/ WILLIAM S. ZOLLER
John M. Engler	William S. Zoller
Director	Director

NORTHWEST AIRLINES CORPORATION

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts		Deductions		End
Description	of Period	Expenses	— Describe		— Describe		of Period

Period from June 1, 2007 to December 31, 2007 - Successor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6	$5	$—		$7	(1)	$4
Accumulated allowance for depreciation of flight equipment spare parts	—	10	1	(2)	1	(3)	10

Period from January 1, 2007 to May 31, 2007 - Predecessor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$14	$3	$—		$11	(1)	$6
Accumulated allowance for depreciation of flight equipment spare parts	255	2	3	(2)	260	(3)	—

Year Ended December 31, 2006 - Predecessor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$6	$—		$4	(1)	$14
Accumulated allowance for depreciation of flight equipment spare parts	243	11	4	(2)	3	(3)	255

Year Ended December 31, 2005 - Predecessor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$10	$—		$10	(1)	$12
Accumulated allowance for depreciation of flight equipment spare parts	240	9	4	(2)	10	(3)	243

(1)     Uncollectible accounts written off, net of recoveries

(2)     Interaccount transfers

(3)     Adjustments as required for the adoption of fresh-start reporting on June 1, 2007, dispositions and write-offs

S-1