Form 10-K/A
period 2007-12-31
NORTHWEST AIRLINES CORP
filed 2008-04-29
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23642

NORTHWEST AIRLINES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 726-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of March 31, 2008, there were 236,427,388 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On February 29, 2008, Northwest Airlines Corporation (“NWA Corp., and together with its consolidated affiliates, the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. NWA Corp. hereby amends its 2007 Form 10-K to provide the information called for in Part III of the Report.  No other amendments or changes are, or were, made to the 2007 Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

NWA Corp. currently has 12 directors, each of whom was on the slate of directors approved by the creditors of the Company in connection with the approval of the Company’s Plan of Reorganization, which was confirmed by the Bankruptcy Court on May 18, 2007.  Information with respect to the business experience and affiliations of NWA Corp.’s directors is set forth below:

Roy J. Bostock, age 67, has served as a director of NWA Corp. since April 2005.  Since 2002, he has served as a principal of Sealedge Investments, LLC (diversified private investment company), the Chairman of the Partnership for a Drug-Free America (not-for-profit organization based in New York City), and the Chairman of the Committee for Economic Development (Washington, D.C.-based public policy group).  From 2000 to 2002, Mr. Bostock served as Chairman of B/Com3 (advertising), and from 1996 to 2000 he served as Chairman and Chief Executive Officer of the McManus Group (communications services).  Prior to 1996, Mr. Bostock served in a variety of senior executive positions in the advertising agency business, including Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc. from 1990 to 1996.  Mr. Bostock also serves as a director of Yahoo! Inc. and Morgan Stanley.

David A. Brandon, age 55, has served as a director of NWA Corp. since May 31, 2007. Since 1999, Mr. Brandon has served as Chairman and Chief Executive Officer of Domino’s Pizza, Inc. (worldwide pizza chain). From 1989 to 1998, he served as President and Chief Executive Officer of Valassis, Inc. (international marketing services and sales promotion company), and Chairman of the Board of Directors of Valassis from 1997 to 1998.  Prior to joining Valassis, Mr. Brandon served in a variety of sales management positions at Procter & Gamble. He also serves on the Board of Directors of the TJX Companies, Inc., Burger King Corporation and Kaydon Corporation.

Michael J. Durham, age 57, has served as a director of NWA Corp. since May 31, 2007. Since 2000, Mr. Durham has been founder, President and Chief Executive Officer of Cognizant Associates, Inc. (consulting firm).  From October 1996 to October 1999, Mr. Durham served as a director, President and Chief Executive Officer of Sabre, Inc. (computer reservation company).  Prior to joining Sabre, he served as Senior Vice President and Treasurer of AMR (airline holding company) and as Senior Vice President of Finance and Chief Financial Officer of American Airlines (airline).  Mr. Durham serves as the non-executive Chairman of the Board of Asbury Automotive Group and Acxiom Corporation.  He also serves on the Board of Directors of AGL Resources, Inc. and Hertz Global Holdings, Inc.

John M. Engler, age 59, has served as a director of NWA Corp. since 2003. Since 2004, Mr. Engler has served as President & Chief Executive Officer of the National Association of Manufacturers (trade association).  From 2003 to 2004, Mr. Engler was President of State and Local Government and Vice President of Government Solutions for North America for Electronic Data Systems Corporation (information technology). Mr. Engler served as Michigan’s 46th governor for three terms from 1991 to 2003. He also serves on the Board of Directors of Universal Forest Products Inc. and Munder Capital Management.

Mickey P. Foret, age 62, has served as a director of NWA Corp. since May 31, 2007. Since September 2002, Mr. Foret has served as President of Aviation Consultants LLC (consulting firm). From September 1998 to September 2002, he served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc., NWA Corp.’s principal operating subsidiary (“Northwest”), and, from May 1999 to September 2002, he also served as Chairman and Chief Executive Officer of Northwest Cargo. From June 1996 to September 1997, Mr. Foret served as President and Chief Operating Officer of Atlas Air, Inc. (cargo airline), and from 1993 to 1996 he served as Executive Vice President and Chief Financial Officer of Northwest. Prior to 1993, Mr. Foret served in a variety of senior executive positions at several companies including Continental Airlines, Inc. and KLH Computers, Inc. He also serves on the Board of Directors of ADC Telecommunications, Inc., Nash Finch Company and URS Corporation.

Robert L. Friedman, age 65, has served as a director of NWA Corp. since 2002. Since 1999, Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. (private investment firm). In February 2003, he also became Chief Administrative Officer and Chief Legal Officer of Blackstone. Prior to 1999, he was a partner of the law firm of Simpson Thacher & Bartlett LLP. He also serves on the Board of Directors of Axis Capital Holdings Ltd. and TRW Automotive Holdings Corp.

Doris Kearns Goodwin, age 65, has served as a director of NWA Corp. since 1997. Ms. Goodwin is a historian and author and has received numerous awards including the Pulitzer Prize in history in 1995 and the Lincoln Prize for history in 2006. She served as a member of the Harvard University Board of Overseers for a six-year term ending in 2005 and was a Professor of Government at Harvard University from 1969 to 1977.

Jeffrey G. Katz, age 52, has served as a director of NWA Corp. since April 2005.  Since June 2005, Mr. Katz has served as President and Chief Executive Officer of LeapFrog Enterprises, Inc. (manufacturer of electronic learning products).  From 2000 to 2004, he served as Chairman, President and Chief Executive Officer of Orbitz Inc. (online travel distribution). Prior to joining Orbitz, Mr. Katz was President and Chief Executive Officer of Swissair Group’s Swissair (airline) from 1997 until 2000. Prior to April 1997, Mr. Katz spent 17 years at American Airlines (airline) in a variety of executive roles including President of the Global Distribution System Division of Sabre Inc. (global travel distribution system).

James J. Postl, age 62, has served as a director of NWA Corp. since May 31, 2007. In 2002, Mr. Postl retired as President and Chief Executive Officer of Pennzoil-Quaker State Company (automotive consumer products), a position he held from 2000 to 2002. From 1998 to 2000, he served as President and Chief Operating Officer of Pennzoil; from 1996 to 1998, he served as President of Nabisco Biscuit Company (manufacturer of food products); and from 1994 to 1996, he served as President of Nabisco International. Prior to 1996, Mr. Postl spend 19 years at PepsiCo in a variety of management roles. He also serves on the Board of Directors of Centex Corporation, Cooper Industries and the American Balanced Fund.

Rodney E. Slater, age 53, has served as a director of NWA Corp. since May 31, 2007.  Mr. Slater serves as a partner in the law firm of Patton Boggs LLP (law firm), and the head of the firm’s Public Policy and Transportation Practice Group.  From 1997 to 2001, he served as U.S. Secretary of Transportation.  From 1993 to 1996, Mr. Slater served as Director of the U.S. Highway Administration.  He also serves on the Board of Directors of ICX Technologies, Kansas City Southern and Southern Development Bancorp.

Douglas M. Steenland, age 56, has served as a director of NWA Corp. since 2001 and as President and Chief Executive Officer of NWA Corp. and Northwest since October 2004.  Mr. Steenland has served in a number of executive positions since joining Northwest in 1991, including President from April 2001 to October 2004, Executive Vice President and Chief Corporate Officer from September 1999 to April 2001, Executive Vice President—Alliances, General Counsel and Secretary from January 1999 to September 1999, Executive Vice President, General Counsel and Secretary from June 1998 to January 1999, and Senior Vice President, General Counsel and Secretary from 1994 to 1998. Prior to joining Northwest, Mr. Steenland was a senior partner at the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand.

William S. Zoller, age 59, has served as a director of NWA Corp. since April 2006.  Captain Zoller has been a Northwest pilot for over 25 years, previously served as an Executive Vice President of the Air Line Pilots Association, International from 2000 to 2002, and served as Chairman of the Northwest Airlines Master Executive Council of ALPA from 1996 to 2000. He also serves as a member of the Industrial Relations Center Advisory Council for the Carlson School of Management at the University of Minnesota.

Director Independence

Each year, the Corporate Governance Committee reviews the relationships between each of our directors and the Company. On the basis of its review, the Corporate Governance Committee delivers a report to the full Board of Directors and the Board makes its independence and “audit committee financial expert” determinations based upon the report of the Corporate Governance Committee. As a result of this review, the Board affirmatively determined that Messrs. Bostock, Brandon, Durham, Engler, Friedman, Katz, Postl and Slater and Ms. Goodwin (constituting a majority of the Board) qualify as “independent directors,” as currently defined under the rules of the New York Stock Exchange; and that Messrs. Foret, Steenland, and Zoller do not qualify as “independent directors.” Messrs. Steenland and Zoller are not considered independent given that each of them is currently an employee of Northwest and Mr. Foret is not considered independent given that he served as a consultant to the Company during the period following his resignation as Executive Vice President and Chief Financial Officer of NWA Corp. and Northwest until September 2005 and received more than $100,000 per year for his services during this period.

In making its independence determinations, the Board considered that in the ordinary course of business transactions may occur between the Company and companies or other entities at which some of our directors are or have been officers.  In 2007, the Company’s defined benefit pension plans master trust made a $50 million investment in a Blackstone real estate investment fund. Mr. Friedman is a principal of The Blackstone Group L.P., which is an affiliate of the investment fund in which the master trust made an investment. The Audit Committee approved the transaction pursuant to the Company’s policy regarding related party transactions and, upon review, the Board re-affirmed Mr. Friedman’s independence.

Information Concerning Executive Officers

The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information about Our Audit Committee

The current members of the Audit Committee are Messrs. Durham (Chair), Engler and Katz.  Our Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the rules of the New York Stock Exchange. The Committee provides assistance to the Board of Directors in fulfilling its responsibility to stockholders and the investment community relating to corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports of the Company. The Committee met ten times during 2007. The Board of Directors also has determined that Messrs. Durham and Katz qualify as “audit committee financial experts” as defined by the rules of the SEC. The Company’s Audit Committee charter can be found under “Governance” in the Investor Relations section of our web site at www.nwa.com, and we will furnish copies of the charter to interested stockholders without charge, upon request. Written requests for such copies should be addressed to:

Northwest Airlines Corporation

Attention:  Corporate Secretary

2700 Lone Oak Parkway

Dept. A1180

Eagan, MN  55121

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and holders of more than 10% of NWA Corp.’s voting securities to file reports of holdings and transactions in NWA Corp.’s equity securities with the SEC. Based on our records and other information, we believe that in 2007 our directors, our executive officers and our beneficial holders who are subject to Section 16(a) met all applicable SEC filing requirements.

Code of Ethics

Northwest’s Code of Business Conduct can be found under “Governance” in the Investor Relations section of our web site at www.nwa.com.  A copy of the Code of Business Conduct may also be obtained free of charge from the Company upon a written request addressed as set forth above under “Information about Our Audit Committee.” Northwest’s Code of Business Conduct is applicable to members of the Board of Directors and all employees of Northwest, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. If in the future the Company were to amend or grant a waiver from the Code of Business Conduct, such information would be posted on our website.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of our Board of Directors, which is presently comprised of Messrs. Bostock (Chairman), Brandon and Postl, administers Northwest’s executive compensation programs. The role of the Committee is to oversee the Company’s compensation and benefit plans and policies, administer NWA Corp.’s stock plans, and review and approve all compensation decisions relating to executive officers of the Company, including the President and Chief Executive Officer and the other executive officers named in the Summary Compensation Table included below in this Item 11 (the “Named Executive Officers”). The Committee also reviews from time to time the Company’s compensation and benefits programs applicable generally to management employees of the Company. The Committee’s charter reflects these responsibilities and is periodically reviewed by the Committee and the Board. Our President and Chief Executive Officer, together with our Senior Vice President – Human Resources & Labor Relations, makes recommendations to the Committee regarding compensation of the other executive officers. The Committee’s charter can be found under “Governance” in the Investor Relations section of our web site at www.nwa.com.

Company Performance in 2007

The Company successfully completed its Chapter 11 restructuring and emerged from bankruptcy on May 31, 2007. As a result of its restructuring efforts since the Company filed for bankruptcy protection in September 2005, the Company has significantly reduced its overall debt, reduced its annual aircraft ownership expenses and put in place a debtor-in-possession and exit financing facility that has provided significant interest expense savings for the Company. The Company also right-sized and re-optimized its fleet and now operates the world’s largest Airbus 330 fleet and the youngest international fleet of any U.S. carrier, has affirmed its position as the North American launch carrier of the new Boeing 787 aircraft, and has begun taking deliveries of the 72 76-seat regional jets ordered by the Company in 2006. The Company also achieved its cost savings goals for both labor and non-labor costs.

As a result of executing its restructuring plans, the Company achieved significant improvement in its financial results for 2007. The Company reported a pre-tax profit of $764 million (excluding reorganization items), which represents a 154 percent improvement over its pre-tax profit for 2006. 2007 represents the second consecutive year of profitability for the Company since the U.S. network carrier environment began to deteriorate in 2000, and the third highest annual pre-tax profit in the Company’s history. The Company’s pre-tax margin for 2007 was 6.1 percent, the highest among all U.S. network carriers.

As a result of the Company’s strong financial performance during 2007, the Company has distributed over $125 million in profit sharing, performance incentives and reliability payments to union and salaried employees of Northwest at the manager level and below. This was the highest employee incentive payout in Company history. A more detailed analysis of our financial and operating performance in 2007 is contained in the “Management’s Discussion and Analysis” section of this Annual Report on Form 10-K.

General Compensation Philosophy

We believe that compensation paid to executive officers should be closely aligned with the Company’s performance, and that such compensation should assist the Company in attracting and retaining key executives critical to its long term success. We also believe compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to Company stock performance and other factors that directly and indirectly influence stockholder value.

The Company’s executive compensation programs are designed to achieve three principal objectives:

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

•                 Link pay to performance. A cornerstone of Northwest’s compensation philosophy is the close linkage between executive pay and the overall performance of Northwest.  At Northwest, individual performance and relative industry performance based on key performance indicators are significant factors in determining executive compensation.

•                 Align management’s interests with stockholder interests.  In order to properly align the interests of management with stockholders, Northwest has historically delivered a portion of its executive compensation in the form of long term equity-based compensation subject to vesting schedules that require continued service with the Company.

Northwest’s Executive Compensation Program

The principal elements of Northwest’s executive compensation program are described below.

•                 Base Salary.   In 2005 and 2006, base salaries for Northwest officers were reduced on average by 23.5% as a result of labor cost reductions associated with Northwest’s bankruptcy restructuring efforts.  Five percent of the salary reductions were temporary reductions to continue in effect during the Company’s bankruptcy proceedings.  In connection with the Company’s emergence from bankruptcy on May 31, 2007, the Company discontinued the five percent temporary salary reductions for all Northwest officers, including the Named Executive Officers. In addition, Mr. Davis’ base salary was increased from $332,500 to $423,938 in connection with his promotion to Executive Vice President and Chief Financial Officer in June 2007. None of the other Named Executive Officers received base salary increases during 2007. In the future, changes in the base salaries of executive officers of Northwest, including the Named Executive Officers, will be considered annually by the Committee and in connection with a promotion or other change in responsibilities. Base salaries are influenced by individual performance, experience in the position and scope of responsibilities, results achieved, future potential, internal equity and salary levels for similar positions at comparable companies.

•                 Annual Cash Incentive Plan. Approximately 370 management employees of Northwest, including the Named Executive Officers, participate in the Annual Cash Incentive Plan. Compensation provided under the Annual Cash Incentive Plan depends on the achievement of an income contribution target established by the Committee at the beginning of each year based on the annual budget approved by the Board of Directors, and an assessment of individual performance at the end of the year in accordance with Northwest’s performance measurement system for salaried employees. The Company’s actual adjusted income contribution is defined as the Company’s operating income (excluding depreciation, amortization and aircraft rental expense) adjusted to exclude the impact of any extraordinary, unusual or special items and other items that are deemed to be outside of management’s control such as increases or decreases in operating expense due to the price of fuel and foreign currency exchange. In addition, the Company must meet a minimum profitability threshold for the year in order for there to be payouts in excess of target payout amounts. Target payouts under the Annual Cash Incentive Plan are established as a percentage of the participant’s base salary. Mr. Steenland’s target payout percentage is 100% of his annual salary and the target payout percentage for the other Named Executive Officers is 60% of their annual salary. The annual incentive payment for individual participants in the plan, including the Named Executive Officers, may be increased or decreased based on individual performance; however, the total pool available for annual incentive payments to participants in any year is fixed based on the level of Company performance and the total base salary amounts for all participants. At the end of each year, the Compensation Committee reviews performance data with management and determines the extent to which the Company’s financial goals have been achieved. An individual’s potential payout may range from 0% to 200% of his or her target payout amount depending on Company and individual performance.

For 2007, the Company’s income contribution target was $2,306 million and the minimum profitability threshold for the year was $1. The potential payouts for 2007 under the Annual Cash Incentive Plan for the Named Executive Officers are set forth below in the Grants of Plan-Based Awards in 2007 table. The Company’s actual adjusted income contribution performance for the year was $2,318 million, which was 100.5% of the income contribution target. Based on the Company’s performance, the payout percentage for the financial performance component for 2007 was 104.9% of such target. The 2007 Annual Cash Incentive Plan payout amounts for the Named Executive Officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. In January 2008 the Committee approved an income contribution target for 2008 based on the 2008 budget approved by the Board of Directors.

•                 Long Term Cash Incentive Plan.  Officers of Northwest selected by the Compensation Committee to receive an award are eligible to participate in the Long Term Cash Incentive Plan. This plan provides for cash payments based on the relative adjusted operating margin performance of Northwest during two-year performance periods measured against five other major U.S. network airlines, including American, United, Delta, Continental and US Airways. Adjusted operating margin for each airline is defined as operating income as a percentage of revenue with operating income adjusted to exclude the impact of fuel prices and any extraordinary, unusual or special items. Mr. Steenland’s target payout percentage under the Long Term Cash Incentive Plan is 150% of his annual salary and the target payout percentage for the other Named Executive Officers is 70% of their annual salary.

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

50% Payout	The Company ranks third among the airline peer group based on an adjusted operating margin performance measure

100% Payout	The Company ranks second among the airline peer group based on an adjusted operating margin performance measure

150% Payout

The Company ranks first among the airline peer group based on an adjusted operating margin performance measure or the Company ranks second on such measure and the Company achieves a net profitability threshold established by the Committee for the years during the performance period

200% Payout

The Company ranks first among the airline peer group based on an adjusted operating margin performance measure and achieves a net profitability threshold established by the Committee for the years during the performance period

The Company’s relative operating margin performance during the two year performance period ended December 31, 2007 resulted in a payout of 200% of target payout levels. The net profitability threshold established for 2006 and 2007 was $1.

The incentive payments for the two year performance period ended December 31, 2007 earned by each of the Named Executive Officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. In early 2007, each of the Named Executive Officers was granted an award under the Long Term Cash Incentive Plan for the two year performance period ending on December 31, 2008. These awards are set forth below in the Grants of Plan Based Awards in 2007 table.

•                 E-Commerce Incentive Compensation Program.   In 2000, the Board of Directors adopted the Northwest Airlines Corporation E-Commerce Incentive Compensation Program (the “E-Commerce Plan”) as an incentive to management to create, develop and maximize the value of specified equity investments of Northwest and its affiliates.  The program has been highly successful for the Company. Management was instrumental in developing a number of e-commerce or internet-based businesses, including Orbitz, LLC and Hotwire, Inc. To date, as a result of the sale of a number of these investments, Northwest has generated aggregate cash proceeds of approximately $190 million and a return on the group of investments of approximately 442%. The $190 million in cash investment proceeds is separate and apart from any revenues generated by Northwest’s operations. Under the E-Commerce Plan, 200 Points or 20% of the value of the investments in excess of the sum of the cost of such investments plus a minimum compounded annual return of 15% was set aside for awards to key employees of Northwest.

The Company has disposed of all of the investments covered by the E-Commerce Plan; however, in 2007 certain redemption amounts with respect to awards granted in prior periods continued to be subject to vesting based on the participant’s continued employment with the Company. 2007 earnings on redemption amounts under outstanding awards that remain subject to vesting for each of the Named Executive Officers are included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. In addition, in November 2007, the Committee granted to Mr. Cohen an award of 2 points out of the remaining points available for allocation under the E-Commerce Plan in recognition of Mr. Cohen’s leadership and contributions to the successful formation of Northwest’s regional carrier group, including the commencement of revenue service in May 2007 by Northwest’s wholly-owned subsidiary, Compass Airlines, Inc., and Northwest’s acquisition in April 2007 of Mesaba Aviation, Inc. Vesting of the award was subject to Mr. Cohen’s continued employment until April 1, 2008. The payout amount under Mr. Cohen’s award is included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column and is also set forth below in the Grants of Plan Based Awards in 2007 Table.

•                 Equity Based Compensation.

Under the Company’s Plan of Reorganization, all outstanding stock awards previously granted under NWA Corp.’s stock incentive plans were cancelled on May 31, 2007, the effective date of the Plan of Reorganization.  In connection with the Company’s emergence from bankruptcy and after consultation with the official committee of unsecured creditors appointed in the Company’s bankruptcy case, the Board of Directors approved the 2007 Stock Incentive Plan (the “Stock Plan”). The Bankruptcy Court approved the Stock Plan in connection with its confirmation of the Company’s Plan of Reorganization and in doing so, complimented the Company’s management on its performance during the bankruptcy case. Under the Stock Plan, the Committee has the authority to grant cash awards and/or equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, including performance-based awards, to employees of the Company. A total of 21,333,248 shares of Common Stock or approximately 8% of the total shares of Common Stock to be issued in connection with the Company’s emergence from bankruptcy were made available for grant pursuant to the Stock Plan, as such number may be adjusted pursuant to the provisions of the Stock Plan.

In connection with the Company’s emergence from bankruptcy, the Committee approved the grant of awards covering a total of approximately 13,597,834 shares of Common Stock in the form of stock options, stock appreciation rights and restricted stock units to approximately 400 employees of Northwest and certain subsidiaries of Northwest, including the Named Executive Officers.  Approximately 60% of these awards were granted in the form of restricted stock units and approximately 40% were granted in the form of non-qualified stock options and stock appreciation rights. The stock options, restricted stock units and stock appreciation rights will vest, subject to the participant’s continued employment with Northwest or a subsidiary of Northwest, in equal semi-annual installments over four years.  The Committee also approved the grant of restricted stock units covering a total of approximately 1,618,583 shares of Common Stock to approximately 5,400 employees worldwide at the manager level and below. These awards will vest in full one year after the date of grant.

Each of the Named Executive Officers was granted restricted stock units and stock options as part of the emergence awards granted in connection with the Company’s emergence from bankruptcy. These awards are included below in the Grants of Plan-Based Awards in 2007 table. The Committee intended, and the Stock Plan provides, that the individuals receiving emergence awards, including the Named Executive Officers, would not receive any additional awards under the Stock Plan during the four years following the effective date of the Plan of Reorganization, except in the case of a promotion, a material increase in the employee’s job responsibilities or in special circumstances determined by the Committee to be in the best interests of the Company. In determining the size of restricted stock unit and stock option awards to the Named Executive Officers and other management employees, the Committee considered the amount of equity-based awards held by individuals holding similar positions at comparable companies, Company performance and achievement of the Company’s restructuring objectives, individual performance and leadership potential, as well as the allocation of the total pool of shares available for grant in connection with the emergence awards among the individuals holding positions at various levels in the Company.

•                  Retirement Benefits. Northwest maintains the following retirement plans, in which some or all of its Named Executive Officers participate:

•                  Retirement Savings Plan for Salaried Employees. The Retirement Savings Plan for Salaried Employees (the “Retirement Savings Plan”) is a funded and tax-qualified 401(k) retirement plan that is offered to all salaried employees of Northwest, including the Named Executive Officers. The plan permits employees to contribute a portion of their pay for the year to the plan on a pretax or after tax basis. Effective September 1, 2005, as a result of freezing pension benefit accruals under Northwest’s defined benefit pension plans (see “Frozen Defined Benefit Pension Plans” below), Northwest began making Company contributions to participants’ accounts in the Retirement Savings Plan to replace benefit accruals under the defined benefit plans for service on and after September 1, 2005. The Company contributions are a percentage of pay (salary and cash incentive compensation) that varies based on the participant’s age and years of service. The following table shows the rates of Company contributions to the Retirement Savings Plan in effect during 2007.

Age plus Vesting Service	Company Contribution (as a percent of pay)
Less than 30	5%

30 through 39	6%

40 through 49	7%

50 through 59	9%

60 through 69	10%

70 through 79	12%

80 and over	15%

The amounts contributed by Northwest in 2007 to the accounts of the Named Executive Officers under the Retirement Savings Plan are shown below in the All Other Compensation Table that follows the Summary Compensation Table and included in the Summary Compensation Table. Benefits under the plan are payable to participants upon retirement or termination of employment.

•                  Excess 401(k) cash payments.  Contributions that cannot be made to the Retirement Savings Plan due to limits on contributions under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) are made to each executive in cash on a semi-monthly basis. These cash payments are not entitled to the deferred tax benefit associated with the Retirement Savings Plan. Northwest provides this benefit so that executives and other employees who are subject to the Internal Revenue Code limits obtain the same rate of Company contributions, as a percentage of pay, as all other salaried employees. The excess 401(k) cash payments made to the Named Executive Officers in 2007 are shown in the All Other Compensation Table that follows the Summary Compensation Table and included in the Summary Compensation Table.

•                  Frozen Defined Benefit Pension Plans.  Historically, the Named Executive Officers participated in three defined benefit pension plans — the Northwest Airlines Pension Plan for Salaried Employees (the “Salaried Pension Plan”) (a qualified plan under which benefits are subject to Internal Revenue Code limitations, the Northwest Airlines Excess Pension Plan for Salaried Employees (the “Excess Pension Plan”) (a nonqualified, unfunded plan that provides retirement benefits that would otherwise be provided under the Salaried Pension Plan but for the Internal Revenue Code limitations), and the Supplemental Executive Retirement Plan (the “SERP”), which is described below. Historically, under these plans salaried employees hired on or before January 1, 2001 receive benefits based on the higher of a “final average earnings” formula and a “cash balance” formula. Benefits for salaried employees hired after

January 1, 2001 are based solely on a “cash balance” formula, which provides a benefit based on “career pay” rather than “final average earnings.” The formula used to compute participant benefits under the final average earnings formula is 60% of a participant’s final average earnings less 15% of participant’s covered compensation multiplied by actual service divided by 30 years. Final average earnings are the highest consecutive 60 months of pay during the participant’s employment. Under the cash balance formula, a percentage of a participant’s pay was credited to a hypothetical account which grows with interest. A participant’s pay credit under the cash balance formula was based on the participant’s age plus vesting service and ranges from 6% to 18% of pay. Interest is credited at 1% over the one-year Treasury bill rate with a floor rate of 3.5%. Pension benefit accruals under both the Salaried Pension Plan and the Excess Pension Plan were frozen effective August 31, 2005 and replaced by an employer contribution to Northwest’s Retirement Savings Plan and related excess cash payments. The present values of each Named Executive Officer’s accumulated pension benefits as of December 31, 2007 under the Salaried Pension Plan and the Excess Pension Plan are included in the 2007 Pension Benefits table set forth below.

•                  Supplemental Executive Retirement Plan. The SERP is a nonqualified, unfunded plan, under which Northwest provides eligible executives, including Messrs. Steenland, Cohen, Griffin and Roberts, supplemental pension benefits over and above the executive’s benefits under the Salaried Pension Plan and the Excess Pension Plan. The SERP was designed to attract mid-career senior executives by granting executives additional credited years of service or additional pay credits during specified periods of time as provided in individual agreements entered into with the particular executive. The additional benefit accruals are earned by the executive over a period of years if the executive remains employed by Northwest during such period, and, in the case of Mr. Steenland, if his employment is terminated in specified circumstances. In the case of Mr. Steenland, Northwest agreed to provide up to six additional years of service credit to him over the six year period commencing April 1, 2006, so long as he remains employed by Northwest during such period. Under the SERP, participants’ final average compensation for purposes of determining pension benefits under the final average earnings formula is defined as the average of the executive’s monthly earnings for the highest 36 months (whether or not consecutive) during the participant’s employment. The present value of each Named Executive Officer’s accumulated pension benefit under the SERP as of December 31, 2007 is included in the 2007 Pension Benefits table set forth below. Historically, benefit accruals under the SERP were determined based on the final average earnings formula and the cash balance formula used to determine benefit accruals under the Salaried Pension Plan and the Excess Pension Plan. Consistent with the Salaried Pension Plan and the Excess Pension Plan, benefits accumulated under the final average earnings formula and the cash balance formula were frozen effective August 31, 2005. Benefit accruals under the SERP for service on and after September 1, 2005 are determined by a formula based on pay and interest credits, as provided in the executive’s individual agreement entered into pursuant to the SERP. Vested pension benefits under the SERP are payable as a lump sum upon the participant’s termination of employment. All benefits under the SERP are unfunded and are payable by Northwest from its general assets.

•              Perquisites. We provide our Named Executive Officers with other personal benefits that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program. In 2007 these benefits included reimbursement payments for specified medical expenses; positive space airline pass travel benefits on Northwest and other airlines for the personal use of each Named Executive Officer, his eligible family members and other individuals designated by the Named Executive Officer; excess liability insurance coverage; reimbursement for the cost of specified club memberships; financial and tax planning services; car allowances and an annual physical examination for each Named Executive Officer. In addition, from time to time the Company makes tickets to cultural and sporting events available to the Named Executive Officers for business purposes. If not utilized for business purposes, they are made available to the Named Executive Officers and other employees for personal use. The incremental costs incurred by the Company in 2007 to provide these benefits to the Named Executive Officers are shown in the All Other Compensation Table that follows the Summary Compensation Table and included in the Summary Compensation Table.

New Plans and Arrangements Adopted in Connection with Potential Merger

On April 14, 2008, NWA Corp. and Delta Air Lines, Inc. (“Delta”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which NWA Corp. and Delta will combine their businesses through a merger (the “Merger”). In connection with the execution of the Merger Agreement, in April 2008 the Committee and the Board of Directors approved various amendments to existing compensation plans and arrangements applicable to employees of Northwest, and some new compensation plans and arrangements in which the Named Executive Officers will participate.  A description of these amendments and the new plans and arrangements follows. As part of considering a potential merger transaction with Delta, the Committee evaluated the compensation and benefit arrangements in which Delta’s senior management participates and compared those arrangements to similar arrangements applicable to the Company’s senior management. The Committee also considered the retention issues the Company is expected to face in light of the required regulatory review period for the proposed Merger and the anticipated relocation of the combined companies’ headquarters to Atlanta following the Merger. The Committee retained Towers Perrin to assist it in reviewing the types of arrangements implemented for senior management in other change of control transactions and the range of costs associated with such arrangements. The Committee evaluated the projected costs associated with the plans and arrangements considered by the Committee under various assumptions and compared those costs to the range of cost estimates associated with the implementation of similar plans and arrangements by other companies in similar change of control transactions. Following an extensive evaluation, the Committee and the Board of Directors determined that the proposed plans and arrangements were appropriate and necessary in the context of the Merger.

Amendments to Management Compensation Agreements.  The Company entered into amendments to the existing management compensation agreements with its officers, including each of the Named Executive Officers other than Mr. Steenland.  Under the amendments, the definition of “good reason” was modified to be more protective of certain elements of the officer’s compensation and benefits following a “change of control.”  In addition to the existing events that constitute “good reason,” the definition of “good reason” was amended to include, following a change of control: (1) a material reduction in the officer’s short-term or long-term cash incentive compensation opportunities; (2) if Northwest or its successor does not keep in effect compensation, incentive, retirement, health and welfare benefits, or perquisite programs, under which the officer receives benefits substantially comparable in the aggregate to those in effect prior to the change of control (other than a reduction pursuant to an equivalent reduction in such benefits for all full time domestic salaried employees); and (3) the relocation of the officer’s principal place of employment by more than 50 miles.  In addition, those Named Executive Officers whose previously granted post-employment confirmed space pass travel privileges have not yet vested (Messrs. Cohen and Davis) will become vested in those privileges on an accelerated basis in the event their employment with Northwest is terminated without “cause” or by the officer for “good reason” (each, as defined in the amended agreements) within two years after a change of control.  In addition, under the amendments, certain officers (including the Named Executive Officers) who would be retiree-eligible at the time of their termination of employment will be entitled to receive tax gross-up payments for the imputed income resulting from their use of such pass travel privileges following termination of employment.  Following a change of control, the officer will be entitled to receive from Northwest, any successor of Northwest and their affiliates post-employment pass travel privileges on terms and conditions no less favorable than those to which the officer was entitled immediately prior to the change of control.  The amendments also provide for a gross-up payment not to exceed $1,000,000 for excise taxes incurred by any officer under Code Sections 280G and 4999, subject to specified limitations (including a cutback (that is, no gross-up payment) if the amount of the payments subject to the excise tax exceed the applicable safe harbor by less than 10% (within the meaning of Code Sections 280G and 4999 and the applicable regulations thereunder)).

Amendments to Stock Incentive Plan and Outstanding Equity Awards.  The Company amended the Stock Plan and the outstanding awards under the Stock Plan to provide, among other things, for the automatic vesting of all outstanding awards that are unvested or subject to lapse restrictions upon the occurrence of a change of control.  In addition, the amendments provide that, if a participant’s employment is terminated without cause or for good reason (each, as defined in the Stock Plan) within two years after a change of control, the participant will have up to three years following such termination to exercise the option.  In all cases, however, the post-termination exercise period remains subject to the award’s original 10-year term.

Amendments to Existing Incentive Compensation Plans.  The Company amended the terms of the Annual Cash Incentive Plan and the Long Term Incentive Plan in order to provide some protections to participants in those plans (including the Named Executive Officers) in the event of a change of control.  The amendments provide that, in the event of a change of control, the administrator of the plans may not reduce any amounts otherwise payable under the plan for any performance periods in which the change of control occurs or terminate any outstanding incentive opportunity for such performance periods.  In addition, the amendments provide that the administrator of each plan will, in good faith, make any adjustment that it reasonably determines to be equitable to the performance measures for the performance period in which a change of control occurs, to reflect any change in the business of Northwest or its successor.  The amendment to the Annual Cash Incentive Plan also provides that in the event of a change of control, subject to the participant’s continued employment with Northwest through the date the annual incentive compensation becomes payable to such participant, Northwest will pay to the participant the greater of his or her target incentive payment or the amount of his or her incentive payment based on the Company’s actual performance for the performance period.

Retention Agreement and Amendment to CEO Management Compensation Agreement.  The Company entered into a Retention Agreement and Amendment to Mr. Steenland’s Management Compensation Agreement (the “Retention Agreement”).  Under Mr. Steenland’s previously existing Management Compensation Agreement (the “Existing Agreement”), which is described under “Management Compensation Agreements” below, Mr. Steenland was entitled to resign for any reason during the thirty day period commencing on May 31, 2008, which is the first anniversary of the effective date of the Company’s plan of reorganization, and receive the severance payments and benefits set forth in his Existing Agreement.  Under the Retention Agreement, Mr. Steenland waived his right to resign during this period and receive such severance benefits in exchange for the grant to Mr. Steenland of 375,000 restricted retention units, each of which represents the right to receive, subject to the terms and conditions set forth in the Retention Agreement, an amount in cash equal to the fair market value of a share of common stock of the Company (not to exceed $22.00 per share for this purpose) multiplied by the number of vested units pursuant to the terms of the Retention Agreement.  The restricted retention units will vest subject to Mr. Steenland’s continued employment as follows: (1) if the Merger Agreement is terminated without the Merger having occurred, then the units will vest in installments of 25% each on the first four anniversaries of the date of the termination of the Merger Agreement, and (2) if Mr. Steenland’s employment is terminated by Northwest other than for cause or by Mr. Steenland for good reason (each as defined in the Retention Agreement) or due to Mr. Steenland’s death or disability, or if the Merger is consummated, then the unvested portion of the units will become immediately vested in full.  If Mr. Steenland’s employment is terminated for any other reason, any unvested units will be forfeited.  The Retention Agreement provides that Mr. Steenland will be obligated to re-pay to Northwest a pro-rated portion of any payments received by him upon the vesting of any of the restricted retention units in the event Mr. Steenland joins specified competitors of Northwest within the one year period following his termination of employment with Northwest, based upon the percentage of such one year period that had not elapsed as of such date, and contains a provision prohibiting Mr. Steenland from soliciting employees of Northwest for employment with another entity during such period.  The Retention Agreement also provides that, in the event of a change of control, Mr. Steenland will be entitled to receive from Northwest, any successor of Northwest and their affiliates post-employment pass travel privileges on terms and conditions no less favorable than those to which Mr. Steenland was entitled to immediately prior to the change of control, and Mr. Steenland’s post-termination medical and dental benefits will be provided on an after-tax basis with Mr. Steenland paying, until age 65, the same percentage of the premium cost as that payable by active officers of Northwest from time to time, but in any event not to exceed 25% of the premium cost for such coverage.

The Merger Agreement contemplates that the headquarters of the combined company will be located in Atlanta and the Chief Executive Officer of the combined company will be Richard H. Anderson, the current Chief Executive Officer of Delta. In the event the Merger is consummated in 2008 and Mr. Steenland’s employment with Northwest is terminated on January 1, 2009, the total estimated payments and benefits that Mr. Steenland would be entitled to receive would be $18,309,865, which includes $6,212,347 of estimated pension benefits and the value of outstanding restricted stock units based on the closing sale price of a share of Common Stock on April 22, 2008 ($7.47).

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report and, based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

Roy J. Bostock (Chair)

David A. Brandon

James J. Postl

Summary Compensation Table

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers in 2007 and 2006:

Name and Principal Position	Salary	Bonus		Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
	($)	($)		($)	($)	($)	($)	($)	($)
Douglas M. Steenland President & Chief Executive Officer
2007	531,919	—		3,508,423	758,117	2,239,093	365,000	329,035	7,731,587
2006	516,384	—		—	333,514	994,146	516,000	297,353	2,657,397
Neal S. Cohen Executive Vice President—Strategy & International; CEO—Regional Airlines
2007	413,706	100,000	(5)	1,709,802	431,394	1,161,640	130,000	129,601	4,076,143
2006	388,086	100,000	(5)	—	100,616	399,599	161,000	72,238	1,221,539
David M. Davis Executive Vice President & Chief Financial Officer
2007	374,007	—		1,210,355	376,601	687,649	3,000	72,663	2,724,275
J. Timothy Griffin Executive Vice President—Marketing & Distribution
2007	413,706	—		1,474,622	333,432	857,224	493,000	199,496	3,771,480
2006	401,616	—		—	125,403	345,398	34,000	186,287	1,092,704
Andrew C. Roberts Executive Vice President – Operations
2007	413,706	—		1,608,821	437,248	884,134	100,000	121,493	3,565,402
2006	361,783	—		—	63,337	399,599	166,000	83,425	1,074,144

(1)          The amounts set forth in these columns do not represent any amounts that the Named Executive Officers are entitled to receive; rather they represent the compensation expense recognized by the Company for financial statement reporting purposes with respect to 2007 for the grant date fair value of the awards granted to each of the Named Executive Officers in 2007 in accordance with Statement on Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments.” As stated in footnote (6) to the Grants of Plan-Based Awards in 2007 Table, the value of the restricted stock unit awards granted to the Named Executive Officers in 2007 based on the closing sales price of a share of Common Stock on April 22, 2008 ($7.47) is substantially lower than the grant date value of such awards and the intrinsic value of the stock options granted to each of the Named Executive Officers in 2007 based on the April 22, 2008 closing stock price would be zero because the exercise price of each option was higher than the stock price on such date. The restricted stock units and the stock options will vest, subject to the executive’s continued employment with Northwest or a subsidiary of Northwest, in equal semi-annual installments over four years. The stock options were granted with an exercise price equal to the closing price of a share of Common Stock on the date of grant and have a ten year term.

Pursuant to SEC rules, the amounts shown under “Option Awards” reflect (A) a deduction of the 2006 compensation expense recognized by the Company for outstanding stock options previously held by the Named Executive Officers, which were cancelled pursuant to the Company’s Plan of Reorganization, and (B) exclude for both years the impact of estimated forfeitures related to service-based vesting conditions. See note 10 to NWA Corp.’s consolidated financial statements for the year ended December 31, 2007 for a discussion of the assumptions used in the valuation of the stock option awards.

(2)          This column includes: (A) the following amounts earned under the Annual Cash Incentive Plan for 2007: Mr. Steenland ($565,094), Mr. Cohen ($263,711), Mr. Davis ($263,711), Mr. Griffin ($263,711) and Mr. Roberts ($263,711); (B) the following amounts earned pursuant to previously granted awards under the Long Term Cash Incentive Plan for the two year performance period ending December 31, 2007: Mr. Steenland ($1,635,189), Mr. Cohen ($593,513), Mr. Davis ($423,938), Mr. Griffin ($593,513) and Mr. Roberts ($593,513); (C) the redemption value of an award granted to Mr. Cohen in November 2007 under the E-Commerce Plan of 2 points, which, when vested, equaled $277,506; and (D) 2007 earnings on outstanding unvested awards previously granted under the E-Commerce Plan as follows: Mr. Steenland ($38,810), Mr. Cohen ($26,910) and Mr. Roberts ($26,910). See “Northwest’s Executive Compensation Program” under the Compensation Discussion and Analysis section above for a description of the incentive compensation plans referred to in this footnote.

(3)          This column represents the increase in the present value of accumulated pension benefits for each of the Named Executive Officers under the Salaried Pension Plan, the Excess Pension Plan, and, for Messrs. Steenland, Cohen, Griffin and Roberts, the SERP. See “Northwest’s Executive Compensation Program – Retirement Benefits” under the Compensation Discussion and Analysis section above for a description of these plans. A description of the assumptions used to determine these amounts is included below in footnote 2 to the 2007 Pension Benefits table.

(4)          See the table below under the caption All Other Compensation Table for details regarding the amounts disclosed in the “All Other Compensation” column.

(5)          The amounts shown for Mr. Cohen reflect retention payments in the amount of $100,000 each paid to him in 2007 and 2006 pursuant to his Management Compensation Agreement. The agreement entered into in connection with Mr. Cohen’s hiring provides that he will receive annual retention payments equal to $100,000 each on May 1 of 2006, 2007, 2008, 2009 and 2010 so long as he is employed by Northwest on such dates.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table.

Name	Tax Reimbursement Payments	Employer Contributions to 401(k) Plan (1)	Excess 401(k) Plan Cash Payments (2)	Life Insurance Premiums	Incremental Cost of Perquisites or Personal Benefits (3)	Total – All Other Compensation
	($)	($)	($)	($)	($)	($)
Douglas M. Steenland	58,552	27,000	135,974	40,000	67,509	329,035
Neal S. Cohen	16,766	20,250	57,069	—	35,516	129,601
David M. Davis	9,972	15,750	20,739	—	26,202	72,663
J. Timothy Griffin	43,626	22,500	58,338	44,000	31,032	199,496
Andrew C. Roberts	15,016	20,250	48,069	—	38,158	121,493

(1)          As discussed in footnote (3) to the Summary Compensation Table, effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under those plans and amended the Retirement Savings Plan to provide for a Company contribution to participants’ accounts for service on and after September 1, 2005.

(2)          This column includes Company contributions that would have been made for the benefit of the Named Executive Officers under Northwest’s Retirement Savings Plan but are in excess of the limitations imposed by the Internal Revenue Code. In connection with the amendments to the Retirement Savings Plan discussed in footnote (1) above, beginning September 1, 2005, all Company contribution amounts to Northwest’s Retirement Savings Plan that are in excess of the limitations under the Internal Revenue Code are payable to employees in cash on a semi-monthly basis. See “Northwest’s Executive Compensation Program – Retirement Benefits – Excess 401(k) cash payments” under the Compensation Discussion and Analysis section above.

(3)          This column represents the incremental cost incurred by the Company in providing perquisites to the Named Executive Officers in 2007. These perquisites include reimbursement payments for certain medical expenses, complimentary travel benefits on Northwest and other airlines for the personal use of each Named Executive Officer, his eligible family members and other individuals designated by the Named Executive Officer, excess liability insurance coverage, club memberships, financial and tax planning services, car allowances and an annual physical examination for each Named Executive Officer. The incremental cost of airline travel benefits provided for the personal use of the Named Executive Officer and their eligible family members is based on the methodology previously used by the Company to estimate, for financial reporting purposes under an incremental cost approach, the cost of carrying a passenger flying on a frequent flyer mileage award, which is based on the average cost per passenger for food and beverage, fuel, insurance, security, miscellaneous claims and Northwest’s frequent flyer distribution and administration expenses. The incremental cost of the airline travel benefits the Named Executive Officers are entitled to make available for other individuals is based on the lowest published fare for the particular Northwest flight plus an additional fee for first or business class service. Many of our officers who are entitled to such benefits choose to donate these benefits to charitable organizations. The incremental cost of the airline travel benefits provided to Mr. Steenland in 2007 was $25,736. See “Northwest’s Executive Compensation Program – Perquisites” under “Compensation Discussion and Analysis” above.

Grants of Plan-Based Awards in 2007

The following table provides information about awards granted to our Named Executive Officers during 2007 under the Annual Cash Incentive Plan, the Long Term Cash Incentive Plan, the E-Commerce Plan and the Stock Plan. These incentive compensation plans are described in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Programs.”

			Estimated Future Payouts Under					Estimated Future Payouts				All Other
			Non-Equity Incentive Plan Awards					Under Equity Incentive Plan			All Other	Option
			(1)					Awards			Stock	Awards:
Name	Grant Date		Threshold		Target	Maximum		Threshold	Target	Maxi- mum	Awards: Number of Shares of Stock or Units (4)	Number of Securities Underlying Options (5)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (6)
			($)		($)	($)		($)	($)	($)	(#)	(#)	($/sh)	($)
Douglas M. Steenland	1/25/2007	(2)	0		545,063	1,090,126
	1/25/2007	(3)	0		817,595	1,635,189
	5/31/07										715,821			18,002,898
	6/14/07											159,071	22.68	2,050,950
	6/28/07											159,071	22.26	2,006,713
	7/13/07											159,072	21.07	1,899,447
Neal S. Cohen	1/25/2007	(2)	127,181		254,363	508,726
	1/25/2007	(3)	148,378		296,757	593,513
	5/31/07										348,850			8,773,578
	6/14/07											77,522	22.68	999,515
	6/28/07											77,522	22.26	977,955
	7/13/07											77,523	21.07	925,687
	11/29/2007	(7)		(7)	277,506		(7)
David M. Davis	1/25/2007	(2)	127,181		254,363	508,726
	1/25/2007	(3)	148,378		296,757	593,513
	5/31/07										246,947			6,210,717
	6/14/07											54,877	22.68	707,546
	6/28/07											54,877	22.26	692,284
	7/13/07											54,877	21.07	655,275
J. Timothy Griffin	1/25/2007	(2)	127,181		254,363	508,726
	1/25/2007	(3)	148,378		296,757	593,513
	5/31/07										300,866			7,566,780
	6/14/07											66,859	22.68	862,033
	6/28/07											66,859	22.26	843,440
	7/13/07											66,859	21.07	798,350
Andrew C. Roberts	1/25/2007	(2)	127,181		254,363	508,726
	1/25/2007	(3)	148,378		296,757	593,513
	5/31/07										328,247			8,255,412
	6/14/07											72,944	22.68	940,489
	6/28/07											72,944	22.26	920,203
	7/13/07											72,943	21.07	870,998

(1)            These columns show the potential value of the payout for each Named Executive Officer with respect to awards granted under the Annual Cash Incentive Plan, the Long Term Cash Incentive Plan and the E-Commerce Plan if the threshold, target or maximum goals under each plan are achieved. The potential payouts under the Annual Cash Incentive Plan and the Long Term Cash Incentive Plan are performance-driven and therefore at risk. These incentive plans are described above in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Programs.”

(2)            These awards were granted for 2007 under the Annual Cash Incentive Plan. The plan provides for different payout amounts based on the Company’s achievement of an income contribution target established by the Compensation Committee at the beginning of the year and an assessment of individual performance during the year, as well as achievement of a net profitability threshold for payouts in excess of target payout amounts. Target payout amounts are established as a percentage of the participant’s annual salary. The amounts shown are based on the executives’ current annual salary levels; however, actual payouts will be based on the executives’ annual salaries in effect at the time of the payout.

(3)            These awards were granted pursuant to the Long Term Cash Incentive Plan for the two year performance period beginning January 1, 2007. The plan provides for different payout amounts based on Northwest’s rank among the companies in its industry peer group in average operating margin during the two years included in the performance period and Northwest’s achievement of a net profitability threshold in each year included in the performance period. The payouts are also contingent upon the participant maintaining a minimum individual performance rating during the performance period. The amounts shown are based on the executives’ current annual salary levels; however, actual payouts will be based on the executives’ annual salaries in effect at the time of the payout.

(4)            Amounts in this column represent restricted stock unit awards granted under the Stock Plan on May 31, 2007 in connection with the Company’s emergence from bankruptcy. The FAS123R grant date value of these awards is $25.15 per share.

(5)            Amounts in this column represent stock options granted under the Stock Plan to the Named Executive Officers in 2007 in connection with the Company’s emergence from bankruptcy. The FAS123R grant date fair value of the stock option awards granted on June 14, 2007, June 28, 2007 and July 13, 2007 is $12.89 per share, $12.62 per share and $11.94 per share, respectively.

(6)            The amounts shown in the table represent the grant date fair value of the awards granted to the Named Executive Officers. Based on the closing sales price of a share of Common Stock on April 22, 2008 ($7.47), the intrinsic value of the stock options granted to each of the Named Executive Officers in 2007 would be zero because the exercise price of each option was higher than such stock price and the value of the restricted stock unit awards granted to each of the Named Executive Officers in 2007 would be as follows: Mr. Steenland ($5,347,183), Mr. Cohen ($2,605,910), Mr. Davis ($1,844,694), Mr. Griffin ($2,247,469), and Mr. Roberts ($2,452,005).

(7)            In November 2007, the Company granted an award to Mr. Cohen pursuant to the E-Commerce Plan relating to equity investments by Northwest in a number of e-commerce or internet-based businesses. Each Point represents, when vested, the right to receive a payment equal to 0.1% of the market value attributable to the group of investments for which the Points were awarded. The Points subject to the award vested on April 1, 2008. The amount shown represents the potential aggregate payout amount attributable to the disposition of Northwest’s investment in Orbitz, one of the e-commerce businesses covered by the award. In November 2004, Northwest sold its shares of common stock of Orbitz to an indirect wholly owned subsidiary of Cendant Corporation in connection with a tender offer to purchase all of the outstanding shares of class A and class B common stock of Orbitz.

Management Compensation Agreements

Northwest has entered into management compensation agreements with each of the Named Executive Officers. The agreements have no set terms and the executive’s employment under his agreement is terminable by either party for any reason upon 30 days written notice. The following description of these agreements does not include the modifications that were adopted in April 2008 in connection with the Company’s execution of the Merger Agreement with Delta. These modifications are described in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger.”

The agreement with Mr. Steenland, which was entered into on September 14, 2005, provides that Mr. Steenland will receive a base salary and will participate in Northwest’s compensation and benefit plans. He is also entitled to lifetime positive space travel benefits on Northwest’s flights for the personal use of Mr. Steenland, his spouse, dependent children and other individuals designated by Mr. Steenland, specified life insurance benefits, coverage under Northwest’s medical and dental plans for the remainder of his and his spouse’s lifetimes, and reimbursement for medical expenses not covered under Northwest’s medical plans. In addition, as stated above, Northwest has agreed to provide Mr. Steenland under the SERP up to six additional years of service credit over the six year period commencing April 1, 2006, so long as he remains employed by Northwest during such period or if his employment is terminated in specified circumstances.

On April 14, 2008, Northwest entered into new management compensation agreements with Messrs. Cohen, Davis and Roberts.  In general, the prior management compensation agreements entered into with these executives were updated to conform them to similar agreements entered into with other senior officers and, in the case of Messrs. Davis and Roberts, to reflect their promotions to executive vice president positions. In the case of Messrs. Cohen and Davis, their agreements were also updated to delete certain provisions that relate to benefits each executive received when he joined Northwest and therefore are no longer applicable.

The agreements with Messrs. Cohen, Davis, Griffin and Roberts entitle each executive to receive a base salary and to participate in Northwest’s compensation and benefit plans. Each of these executives is entitled, for the remainder of their lifetimes, to positive space travel benefits on Northwest’s flights and coverage under Northwest’s medical and dental plans following termination of employment, subject, in the case of Messrs. Cohen and Davis, to the executive remaining employed by Northwest through a specified date or if the executive’s employment is terminated prior to such date without cause or for good reason. In addition, in connection with his joining Northwest in May 2005, Northwest agreed to pay Mr. Cohen annual retention payments of $100,000 each on May 1 of each of five years beginning in 2006 so long as he continues to be employed by Northwest on those dates.

Under the Management Compensation Agreements entered into with each of the Named Executive Officers, Northwest has agreed to provide each executive with specified severance payments and benefits in the event the executive’s employment is terminated under various circumstances. A description of the potential payments and benefits that each of the Named Executive Officers would be entitled to receive in these circumstances is included below under the caption “Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table summarizes the unexercised option awards and unvested stock awards to our Named Executive Officers that were outstanding as of December 31, 2007.

	Option Awards(1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Douglas M. Steenland	35,346	123,725		22.68	6/13/17	556,765	8,078,660
	35,346	123,725		22.26	6/27/17
	35,346	123,726		21.07	7/12/17
Neal S. Cohen	17,226	60,296		22.68	6/13/17	271,336	3,937,085
	17,226	60,296		22.26	6/27/17
	17,226	60,297		21.07	7/12/17
David M. Davis	12,194	42,683		22.68	6/13/17	192,075	2,787,008
	12,194	42,683		22.26	6/27/17
	12,194	42,683		21.07	7/12/17
J. Timothy Griffin	14,856	52,003		22.68	6/13/17	234,014	3,395,543
	14,856	52,003		22.26	6/27/17
	14,856	52,003		21.07	7/12/17
Andrew C. Roberts	16,208	56,736		22.68	6/13/17	255,311	3,704,563
	16,208	56,736		22.26	6/27/17
	16,208	56,735		21.07	7/12/17

(1)             The stock options become exercisable in nine equal installments commencing on the grant date of each option (June 14, 2007, June 28, 2007 and July 13, 2007, respectively) and on each six month anniversary thereof.

(2)             The restricted stock unit awards vest in nine equal installments commencing on the grant date of the awards (May 31, 2007) and on each six month anniversary thereof.

Option Exercises and Stock Vested

The following table sets forth information regarding the value realized by the Named Executive Officers in connection with the exercise of stock options and the vesting of restricted stock units during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)

Douglas M. Steenland			159,056	3,445,948	(2)
Neal S. Cohen			77,514	1,679,341
David M. Davis			54,872	1,188,802
J. Timothy Griffin			66,852	1,448,349
Andrew C. Roberts			72,936	1,580,158

(1)  These columns show the number and value of restricted stock units that vested on May 31, 2007 and November 30, 2007 at a value of $25.15 and $18.18 per share, respectively, which represent the closing sale price of a share of Common Stock on each vesting date.

(2)  The amount for Mr. Steenland does not represent any cash payments to Mr. Steenland. Mr. Steenland has elected to hold the shares of Common Stock issued to him upon the vesting of his restricted stock award. As of April 22, 2008, these shares had a value of $1,188,148 based on the closing sales price of a share of Common Stock on such date ($7.47).

2007 Pension Benefits

The following table shows the present value of accumulated benefits at December 31, 2007 for the Named Executive Officers under the Salaried Pension Plan, the Excess Pension Plan and the SERP based on the assumptions described in note (2) below. These retirement plans are described in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation Program – Retirement Plans.” All benefits under the Excess Pension Plan and the SERP are unfunded and are payable by Northwest from its general assets.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Douglas M. Steenland	Pension Plan for Salaried Employees	14.1667	487,000	—
	Excess Pension Plan for Salaried Employees	14.1667	1,266,000	—
	Supplemental Executive Retirement Plan	30.9167	2,736,000	—
Neal S. Cohen	Pension Plan for Salaried Employees	9.25	140,000	—
	Excess Pension Plan for Salaried Employees	9.25	115,000	—
	Supplemental Executive Retirement Plan	14.5833	487,000	—
David M. Davis	Pension Plan for Salaried Employees	5.2500	28,000	—
	Excess Pension Plan for Salaried Employees	—	—	—
	Supplemental Executive Retirement Plan	—	—	—
J. Timothy Griffin	Pension Plan for Salaried Employees	12.2500	427,000	—
	Excess Pension Plan for Salaried Employees	12.2500	822,000	—
	Supplemental Executive Retirement Plan	22.2500	1,025,000	—
Andrew C. Roberts	Pension Plan for Salaried Employees	8.0000	160,000	—
	Excess Pension Plan for Salaried Employees	8.0000	172,000	—
	Supplemental Executive Retirement Plan	18.0000	502,000	—

(1)          For salaried employees hired by Northwest on or before January 1, 2001 and for rehired employees who were previously employed by Northwest on or before January 1, 2001, which includes all of the Named Executive Officers, the accumulated benefits under the Salaried Pension Plan are the greater of the benefits calculated under the final average earnings formula and those calculated under the cash balance formula. An employee may retire at the normal retirement age of 65 regardless of years of service with Northwest, or may retire as early as age 55 with 10 years of service.

The years of service credited under the Salaried Pension Plan and the Excess Pension Plan for each of the Named Executive Officers shown in the table above represent actual service with Northwest through August 31, 2005, the date on which future benefit accruals under the Salaried Pension Plan and the Excess Pension Plan were frozen. As of December 31, 2007, each of the Named Executive Officers who participate in the SERP was credited under the SERP with continuing service plus the additional number of years of service shown in the table below. The present value of the benefit attributable to the additional years of service granted to each Named Executive Officer in the SERP is also shown in the table below.

Name	Number of Additional Credited Years of Service (#)	Present Value of Accumulated Benefit ($)
Douglas M. Steenland	16.75	2,502,000
Neal S. Cohen	5.33	487,000
J. Timothy Griffin	10	870,000
Andrew C. Roberts	10	448,000

(2)          As discussed in the Compensation Discussion and Analysis section under “Northwest’s Executive Compensation – Retirement Benefits – Frozen Defined Benefit Pension Plans”, effective August 31, 2005, Northwest amended the Salaried Pension Plan and the Excess Pension Plan to freeze future benefit accruals under those plans and amended the Retirement Savings Plan to provide for a Company contribution to participants’ accounts for service on and after September 1, 2005. Contributions to the Retirement Savings Plan for each of the Named Executive Officers in 2007 are included in the “All Other Compensation” column of the Summary Compensation Table.

An actuarial present value of the benefits is calculated by estimating expected future payments starting at an assumed retirement age, weighting the estimated payments by the estimated probability of surviving to each post-retirement age, and discounting the weighted payments at an assumed discount rate to reflect the time value of money. The actuarial present value represents an estimate of the amount which, if invested as of December 31, 2007 at the assumed discount rate, would be sufficient on an average basis to provide estimated future payments based on the current accumulated benefit. Estimated future payments are assumed to be in the form of a single lump-sum payment at retirement determined using interest rate and mortality table assumptions applicable under current Internal Revenue Service regulations for qualified pension plans. The assumed retirement age for each executive is the earliest age at which the executive could retire without any benefit reduction due to age. Actual benefit present values will vary from these estimates depending on many factors, including an executive’s actual retirement age, final service, future compensation levels, interest rate movements and regulatory changes. The assumptions on which the present values of accumulated benefits shown in the 2007 Pension Benefits Table above are based are those used in determining our annual pension benefit obligation in the Company’s consolidated financial statements and are summarized in the table below. These assumptions were also used to determine the change in pension value included in the Summary Compensation Table.

Pension Plan Assumptions

Assumptions as of	12/31/07	12/31/06
Discount Rate:
- Salaried Pension Plan	6.21%	5.93%
- Excess Pension Plan	6.15%	5.93%
- SERP	5.80%	5.93%
Cash balance interest crediting rate	5%	6%
Basis for conversion of final average earnings annuities to lump sum amounts	5%, PPA Mortality	6%, 1994 GAR Unisex
Assumed Retirement Date:
- Salaried Pension Plan	Age 65 or age 62, whichever produces highest present value
- Excess Pension Plan	Age 65 or age 62, whichever produces highest present value
- SERP	Age 65

Potential Payments upon Termination or Change in Control

We have entered into Management Compensation Agreements with each of the Named Executive Officers, the terms of which are described above under the caption “Management Compensation Agreements.” Under the terms of these agreements, Northwest has agreed to provide each of the Named Executive Officers with specified payments and benefits in connection with particular events involving a termination of the executive’s employment with Northwest or a change in control. The terms “cause” and “good reason” as used in the tables below were defined in the Management Compensation Agreements with each of the Named Executive Officers. Generally, “cause” meant (1) an act or acts of personal dishonesty by the executive intended to result in substantial personal enrichment of the executive at the expense of the Company, (2) an act or acts of personal dishonesty by the executive intended to cause substantial injury to the Company, (3) material breach (other than as a result of a disability) by the executive of the executive’s obligations under the executive’s Management Compensation Agreement, which action was (A) undertaken without a reasonable belief that the action was in the best interest of the Company and (B) not remedied within a reasonable period of time after receipt of written notice from the Company specifying the alleged breach, or (4) the conviction of the executive of a felony. Generally, “good reason” meant (1) a material reduction in the executive’s compensation or other benefits, (2) any change in the executive’s title or any material change in the executive’s job responsibilities, (3) without the executive’s prior consent, the relocation of the Company’s principal executive offices to a location outside the Minneapolis-St. Paul metropolitan area, or (4) a failure by the Company to comply with any provision of the executive’s Management Compensation Agreement which has not been cured within ten days after the Company knows or has notice of such noncompliance, provided that in order for the executive’s termination of employment to be considered for good reason, the termination must occur within one year after the event giving rise to the good reason. The definitions for these terms were subsequently modified in April 2008 in connection with the Company’s execution of the Merger Agreement with Delta.  These modifications are described in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger.”

Douglas M. Steenland.  Under the Management Compensation Agreement entered into with Mr. Steenland, in the event of a termination of his employment by Northwest other than for “cause”, by Mr. Steenland for “good reason” or due to death or disability, Mr. Steenland will receive a severance payment equal to three times his annual base salary and target incentive payment under the Annual Cash Incentive Plan and a pro-rated portion of his target incentive payments under the Annual Cash Incentive Plan and the LTIP for the periods in which his employment terminates, specified supplemental pension benefits and reimbursement of relocation expenses. Mr. Steenland also will continue to receive coverage under Northwest’s life insurance and disability plans for a specified period of time. In addition, if Mr. Steenland’s employment is terminated by Northwest for any reason other than cause within one year after a change in control or if Mr. Steenland resigns at any time during the six months commencing on the first anniversary of the change in control, Mr. Steenland will be entitled to all payments and benefits otherwise due for termination. Under the terms of outstanding incentive awards under the Long Term Cash Incentive Plan and the Stock Plan, all or a portion of the outstanding award will vest upon specified events involving a termination of Mr. Steenland’s employment. In addition, if the payments Mr. Steenland were to receive in the event of a change in control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Steenland will be entitled to a full tax gross-up payment. In the event Mr. Steenland dies while employed by Northwest, Northwest has agreed to pay his surviving spouse an annual death benefit equal to 50 percent of Mr. Steenland’s base salary for ten years or, if earlier, until Mr. Steenland would have attained age 65.

The following table shows the potential payments and benefits that Mr. Steenland would have been entitled to receive under then-existing plans and arrangements in the event his employment with Northwest had terminated on December 31, 2007 in connection with or by reason of the events listed in the table, given his compensation and service levels as of December 31, 2007. These benefits are in addition to benefits available generally to salaried employees of Northwest and, with respect to a termination of employment other than a voluntary termination or a termination by the Company for cause, are in addition to the incentive plan payments for periods ending on December 31, 2007 that are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The table does not include potential payments and benefits under the plans and arrangements that were adopted in April 2008 in connection with the Company’s execution of the Merger Agreement with Delta, which are described in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger.” As discussed above in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger,” however, in the event the Merger is consummated in 2008 and Mr. Steenland’s employment with Northwest is terminated on January 1, 2009, the total estimated payments and benefits that Mr. Steenland would be entitled to receive, including the potential payments and benefits under the new arrangements, would be $18,309,865, which includes $6,212,347 of estimated pension benefits and the value of outstanding restricted stock units based on the closing sale price of a share of Common Stock on April 22, 2008 ($7.47).

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Voluntary Termination During Window after Change in Control or Bankruptcy Emergence Date ($) (1)
Cash Severance Payment	—	3,270,378	3,270,378	3,270,378	3,270,378
Long Term Cash Incentive Compensation (2)	—	408,797	408,797	408,797	817,595
Restricted Stock Units (3)	—	4,039,330	192,364	192,364	8,078,660
Stock Options (4)	—	—	—	—	—
Restricted Retention Units (5)	—	—	—	—	—
Pension Benefits (6)	4,494,000	4,494,000	4,494,000	4,494,000	4,494,000
Pension Enhancement (7)	—	1,495,000	1,495,000	1,495,000	1,495,000
Pre-Retirement Spousal Death Benefit	—	—	272,532	—	—
Medical and Dental Coverage Continuation (8)	340,000	340,000	167,000	340,000	340,000
Life Insurance Premiums	40,000	40,000	—	40,000	—
Group Life Insurance and Group Disability Coverage Continuation (9)	—	7,224	—	7,224	7,224
Airline Travel Benefit Continuation (10)	398,947	398,947	—	398,947	398,947
Excise Tax Gross-Up Payment(11)	—	—	—	—	3,138,608
Total	5,272,947	14,493,676	10,300,071	10,646,710	22,080,412

(1)          As discussed above in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger,” in the event the Merger is consummated in 2008 and Mr. Steenland’s employment with Northwest is terminated on January 1, 2009, the total estimated payments and benefits that Mr. Steenland would be entitled to receive would be $18,309,865, which includes $6,212,347 of estimated pension benefits and the value of outstanding restricted stock units based on the closing sale price of a share of Common Stock on April 22, 2008 ($7.47).

(2)          These amounts represent the payout of outstanding LTIP awards for the two year performance periods ending December 31, 2008 and December 31, 2009. A prorated payout would be paid in the event the executive died or became disabled and 100% payout would be paid if the executive’s employment were terminated without cause or for good reason within two years after a change of control.

(3)          These awards would become vested in connection with those events for which an amount is shown in the table. The amount shown is the value of the outstanding awards based on the closing sale price of a share of Common Stock on December 31, 2007 ($14.51). As of April 22, 2008, the value of the outstanding restricted stock units held by Mr. Steenland was $4,159,035 based on the closing sale price of a share of Common Stock on such date ($7.47). 50% of the outstanding restricted stock units would vest upon a termination of employment without cause or for good reason; a prorated portion of the restricted stock units that would otherwise vest on the next vesting date would vest upon death or disability; and 100% of the outstanding restricted stock units would vest if the executive’s employment were terminated without cause or for good reason within six months after a change of control.

(4)          The intrinsic value of the unexercisable options is $0 because the exercise price of each option is higher than the closing sale price of a share of Common Stock on December 31, 2007.

(5)          As discussed above in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger,” pursuant to the Retention Agreement entered into between the Company and Mr. Steenland in April 2008, Mr. Steenland was granted 375,000 restricted retention units, each of which represents the right to receive, subject to the terms and conditions set forth in the Retention Agreement, an amount in cash equal to the fair market value of a share of common stock of the Company (not to exceed $22.00 per share for this purpose) multiplied by the number of vested units pursuant to the terms of the Retention Agreement.

(6)          This amount represents the payout of accumulated benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

(7)          This amount represents the present value of additional years of cash balance accruals under the SERP.

(8)          This amount represents the present value of continued coverage under Northwest’s medical and dental plans to which Mr. Steenland, his spouse and dependent children would be entitled for the life of Mr. Steenland and his spouse.

(9)          This amount represents the present value of continued coverage under Northwest’s group life insurance and group disability insurance for three years following termination of employment.

(10)    This amount represents the present value of confirmed space airline pass travel benefits for the personal use of Mr. Steenland, his spouse, dependent children and other individuals designated by Mr. Steenland during the remainder of his lifetime, including a tax gross-up for the imputed income.

(11)    The estimated tax gross up is based on a 20% excise tax, grossed up for taxes, on the amount of severance and other benefits in excess of the executive’s average five year W-2 earnings times 2.99.

Other Named Executive Officers.  Under the Management Compensation Agreements entered into with each of the Named Executive Officers other than Mr. Steenland, in the event of a termination of the executive’s employment by Northwest other than for “cause” or by the executive for “good reason”, the executive will receive a severance payment equal to two times the executive’s annual base salary and target incentive payment under the Annual Cash Incentive Plan and a pro-rated portion of the executive’s target annual incentive payment under the Annual Cash Incentive Plan for the year in which the executive’s employment terminates. In addition, under the terms of outstanding awards under the Long Term Cash Incentive Plan, the E-Commerce Plan and the Stock Plan, the vesting of these awards will accelerate in whole or in part upon certain events involving a termination of the executive’s employment.

The following tables show the potential payments and benefits that each of the Named Executive Officers other than Mr. Steenland would have been entitled to receive under then-existing plans and arrangements in the event the executive’s employment with Northwest had terminated on December 31, 2007 in connection with or by reason of the events listed in the table, given the executive’s compensation and service levels as of December 31, 2007. These benefits are in addition to benefits available generally to salaried employees of Northwest and, with respect to a termination of employment other than a voluntary termination or a termination by the Company for cause, are in addition to the incentive plan payments for periods ending on December 31, 2007 that are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The table does not include potential payments and benefits under the plans and arrangements adopted in April 2008 in connection with the Company’s execution of the Merger Agreement with Delta, which are described in the Compensation Discussion and Analysis section under the caption “New Plans and Arrangements Adopted in Connection with Potential Merger,” and do not reflect the terms of the new management compensation agreements entered into with Messrs. Cohen, Davis and Roberts in April 2008, which are described above under the caption “Management Compensation Agreements.”

Neal S. Cohen:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,356,602	—	—	1,356,602
Long Term Cash Incentive Compensation (1)	—	—	148,378	148,378	296,757
E-Commerce Incentive Compensation (2)	—	—	503,690	503,690	503,690
Restricted Stock Units (3)	—	1,968,543	93,746	93,746	3,937,085
Stock Options (4)	—	—	—	—	—
Pension Benefits (5)	795,000	795,000	795,000	795,000	795,000
Medical and Dental Coverage Continuation (6)	—	—	—	—	243,000
Airline Travel Benefit Continuation (7)	20,883	20,883	—	20,883	20,883
Total	815,883	4,141,028	1,540,814	1,561,697	7,153,017

(1)          This amount represents the payout of the outstanding LTIP award for the two year performance period ending December 31, 2008. A prorated payout would be paid in the event the executive died or became disabled and 100% payout would be paid if the executive’s employment were terminated without cause or for good reason within two years after a change of control.

(2)          This amount represents the payout of the executive’s outstanding awards granted under the E-Commerce Incentive Compensation Program. The outstanding awards would have vested in full if the executive would have died or become disabled or if the executive’s employment were terminated in connection with a change of control prior to the vesting of such awards.

(3)          These awards would become vested and the amount shown is the value based on the closing sale price of a share of Common Stock on December 31, 2007 ($14.51). 50% of the outstanding restricted stock units would vest upon a termination of employment without cause or for good reason; a prorated portion of the restricted stock units that would otherwise vest on the next vesting date would vest upon death or disability; and 100% of the outstanding restricted stock units would vest if the executive’s employment were terminated without cause or for good reason within six months after a change of control.

(4)          The intrinsic value of the unexercisable options as of December 31, 2007 was $0 because the exercise price of each option was higher than the stock price on that date.

(5)          This amount represents the payout of accumulated benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

(6)          This amount represents the present value of continued coverage under Northwest’s medical and dental plans. If Mr. Cohen remains an active full-time employee of Northwest through April 1, 2009 or a change in control of Northwest occurs prior to April 1, 2009 and Mr. Cohen’s employment with Northwest is terminated within six months after the change in control, Mr. Cohen, his spouse and dependent children will receive continued coverage under Northwest’s medical and dental plans generally applicable to salaried employees of Northwest during the remainder of Mr. Cohen’s lifetime.

(7)          This amount represents the present value of confirmed space airline pass travel benefits for the personal use of the executive, his spouse and dependent children during the remainder of executive’s lifetime, to which Mr. Cohen will be entitled if he remains an active full-time employee of Northwest through April 1, 2009 or a change in control of Northwest occurs prior to April 1, 2009 and his employment with Northwest is terminated within six months after the change in control.

David M. Davis:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,356,602	—	—	1,356,602
Long Term Cash Incentive Compensation (1)	—	—	148,378	148,378	296,757
Restricted Stock Units (2)	—	1,393,504	66,363	66,363	2,787,008
Stock Options (3)	—	—	—	—	—
Pension Benefits (4)	28,000	28,000	28,000	28,000	28,000
Medical and Dental Coverage Continuation (5)	—	32,000	—	—	32,000
Group Life Insurance Coverage Continuation (6)	—	4,014	—	—	4,014
Total	28,000	2,814,120	242,741	242,741	4,504,381

(1)          This amount represents the payout of the outstanding LTIP award for the two year performance period ending December 31, 2008. A prorated payout would be paid in the event the executive died or became disabled and 100% payout would be paid if the executive’s employment were terminated without cause or for good reason within two years after a change of control.

(2)          These awards would become vested and the amount shown is the value based on the closing sale price of a share of Common Stock on December 31, 2007 ($14.51). 50% of the outstanding restricted stock units would vest upon a termination of employment without cause or for good reason; a prorated portion of the restricted stock units that would otherwise vest on the next vesting date would vest upon death or disability; and 100% of the outstanding restricted stock units would vest if the executive’s employment were terminated without cause or for good reason within six months after a change of control.

(3)          The intrinsic value of the unexercisable options as of December 31, 2007 was $0 because the exercise price of each option was higher than the stock price on that date.

(4)          This amount represents the payout of accumulated benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

(5)          This amount represents the present value of continued coverage under Northwest’s medical and dental plans for a period of four years following a termination of the executive’s employment without cause or for good reason.

(6)          This amount represents the present value of continued coverage under Northwest’s group life insurance plan for four years following termination of employment.

J. Timothy Griffin:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,356,602	—	—	1,356,602
Long Term Cash Incentive Compensation (1)	—	—	148,378	148,378	296,757
Restricted Stock Units (2)	—	1,697,772	80,851	80,851	3,395,543
Stock Options (3)	—	—	—	—	—
Pension Benefits (4)	2,389,000	2,389,000	2,389,000	2,389,000	2,389,000
Medical and Dental Coverage Continuation (5)	206,000	206,000	—	206,000	206,000
Group Life Insurance Coverage Continuation (6)	—	4,014	—	—	4,014
Airline Travel Benefit Continuation (7)	52,883	52,883	—	52,883	52,883
Total	2,647,883	5,706,271	2,618,229	2,877,112	7,700,799

(1)          This amount represents the payout of the outstanding LTIP award for the two year performance period ending December 31, 2008. A prorated payout would be paid in the event the executive died or became disabled and 100% payout would be paid if the executive’s employment were terminated without cause or for good reason within two years after a change of control.

(2)          These awards would become vested and the amount shown is the value based on the closing sale price of a share of Common Stock on December 31, 2007 ($14.51). 50% of the outstanding restricted stock units would vest upon a termination of employment without cause or for good reason; a prorated portion of the restricted stock units that would otherwise vest on the next vesting date would vest upon death or disability; and 100% of the outstanding restricted stock units would vest if the executive’s employment were terminated without cause or for good reason within six months after a change of control.

(3)          The intrinsic value of the unexercisable options as of December 31, 2007 was $0 because the exercise price of each option was higher than the stock price on that date.

(4)          This amount represents the payout of accumulated benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

(5)          This amount represents the present value of continued coverage under Northwest’s medical and dental plans, to which Mr. Griffin, his spouse and dependent children would be entitled during the remainder of Mr. Griffin’s lifetime.

(6)          This amount represents the present value of continued coverage under Northwest’s group life insurance plan for four years following termination of employment.

(7)          This amount represents the present value of confirmed space airline pass travel benefits for the personal use of the executive, his spouse and dependent children during the remainder of executive’s lifetime following his termination of employment.

Andrew C. Roberts:

Type of Payment or Benefit	Voluntary Termination or Termination For Cause ($)	Involuntary Termination ($)	Death ($)	Disability ($)	Involuntary Termination after Change in Control ($)
Cash Severance Payment	—	1,356,602	—	—	1,356,602
Long Term Cash Incentive Compensation (1)	—	—	148,378	148,378	296,757
E-Commerce Incentive Compensation (2)	—	—	226,184	226,184	226,184
Restricted Stock Units (3)	—	1,852,281	88,209	88,209	3,704,563
Stock Options (4)	—	—	—	—	—
Pension Benefits (5)	889,000	889,000	889,000	889,000	889,000
Medical and Dental Coverage Continuation (6)	—	35,000	—	—	35,000
Group Life Insurance Coverage Continuation (7)	—	4,014	—	—	4,014
Airline Travel Benefit Continuation (8)	69,649	69,649	—	69,649	69,649
Total	958,649	4,206,546	1,351,771	1,421,420	6,581,769

(1)          This amount represents the payout of the outstanding LTIP award for the two year performance period ending December 31, 2008. A prorated payout would be paid in the event the executive died or became disabled and 100% payout would be paid if the executive’s employment were terminated without cause or for good reason within two years after a change of control.

(2)          This amount represents the payout of the executive’s outstanding award granted under the E-Commerce Incentive Compensation Program. The outstanding award would have vested in full if the executive would have died or become disabled or if the executive’s employment were terminated in connection with a change of control prior to the vesting of such award.

(3)          These awards would become vested and the amount shown is the value based on the closing sale price of a share of Common Stock on December 31, 2007 ($14.51). 50% of the outstanding restricted stock units would vest upon a termination of employment without cause or for good reason; a prorated portion of the restricted stock units that would otherwise vest on the next vesting date would vest upon death or disability; and 100% of the outstanding restricted stock units would vest if the executive’s employment were terminated without cause or for good reason within six months after a change of control.

(4)          The intrinsic value of the unexercisable options as of December 31, 2007 was $0 because the exercise price of each option was higher than the stock price on that date.

(5)          This amount represents the payout of accumulated benefits under the Salaried Pension Plan, the Excess Pension Plan and the SERP.

(6)          This amount represents the present value of continued coverage under Northwest’s medical and dental plans for a period of four years following a termination of the executive’s employment without cause or for good reason.

(7)          This amount represents the present value of continued coverage under Northwest’s group life insurance plan for four years following termination of employment.

(8)          This amount represents the present value of confirmed space airline pass travel benefits for the personal use of the executive, his spouse and dependent children during the remainder of executive’s lifetime following his termination of employment.

Assumptions used for Calculating Other Potential Post-Employment Payments and Benefits.  The Company used a number of assumptions for purposes of quantifying some of the potential post-employment payments and benefits that are estimated in the foregoing tables. The value of health and welfare benefits that the Named Executive Officers would be entitled to receive following a termination of employment was determined based on assumptions used for financial statement reporting purposes under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.”  See note 15 to NWA Corp.’s consolidated financial statements for the year ended December 31, 2007 for a discussion of these assumptions. The value of life and disability insurance coverage that would continue for the Named Executive Officers for specified periods following a termination of employment is based on the current premiums that the Company pays for such insurance. The value of travel benefits that would be provided to certain of the Named Executive Officers following a termination of employment was determined based on the following: (1) the executive and the executive’s eligible dependents utilize the travel benefits for a period of 20 years, (2) the level of usage for each year following the executive’s termination of employment is 150% of the actual usage during 2007, (3) the incremental cost to the Company for providing the travel benefits for each year is the same as the actual incremental cost incurred by the Company for providing such benefits in 2007, and (4) the present value of the travel benefits and, in the case of Mr. Steenland, the tax gross-up for such travel benefits, was determined using a discount rate of 6.31%.

Director Compensation in 2007

Prior to the Company’s emergence from bankruptcy, non-employee directors of NWA Corp., which included all directors other than Messrs. Wilson, Steenland and Zoller, were entitled to receive an annual retainer fee of $25,000 and an attendance fee of $1,000 for each Board meeting and each Board committee meeting attended. The chairpersons of the standing Board committees were paid an additional annual fee of $5,000.

Following the Company’s emergence from bankruptcy, the Board of Directors retained Towers Perrin to assess the competitiveness of NWA Corp.’s director compensation program. Based on information regarding director compensation at other companies, both within and outside the airline industry, the Board approved changes to NWA Corp.’s compensation program for non-employee directors, which became effective on May 31, 2007. Under these changes, non-employee directors of NWA Corp., which includes all directors other than Messrs. Steenland and Zoller, are entitled to receive (1) an annual Board retainer fee of $50,000, (2) a $5,000 annual fee for service on a committee of the Board, (3) an annual chairperson fee of $100,000 for the Chairman of the Board, $25,000 for the chairperson of the Audit Committee and $15,000 for the chairperson of each of the other Board committees, and (4) a $1,500 fee for attendance at each Board meeting. In addition, subject to the approval by stockholders of NWA Corp. of an amendment to the Stock Plan that would allow non-employee directors to participate in the Stock Plan, the Board approved the grant to each non-employee director of a restricted stock unit award covering 10,975 shares of Common Stock and a non-qualified stock option award covering 7,317 shares of Common Stock (collectively, the “Director Stock Awards”) under the terms of the Stock Plan. Subject to stockholder approval of the proposed amendment to the Stock Plan, the Director Stock Awards will vest in installments over four years so long as the director continues to serve on the Board.

In addition to the cash and equity compensation provided to our non-employee directors described above, all directors and their spouses and dependent children are eligible for positive space airline pass travel benefits on Northwest and certain other airlines and each director will receive lifetime positive space pass travel benefits on Northwest and certain other airlines after serving as a director of NWA Corp. for five years. In April 2008 at the time the plans and arrangements were adopted in connection with the Company’s execution of the Merger Agreement with Delta, the Board of Directors approved a modification to the Company’s policy regarding pass travel benefits for its directors under which each of the current directors will be entitled to positive space pass travel benefits on Northwest and any successor to Northwest during his or her lifetime, regardless of the number of years of service on the Company’s Board of Directors. In addition, during the period in which they serve on the Board, all directors are entitled to $25,000 per year of airline travel benefits on Northwest that may be extended to other individuals and are reimbursed by NWA Corp. for income taxes resulting from use of the director’s airline travel benefits on Northwest. All directors also are reimbursed for ordinary expenses incurred in connection with their attendance at Board and Board committee meetings. We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to NWA Corp. This is required under our By-laws, and we also have entered into agreements with our directors contractually obligating us to provide this indemnification to them.

In connection with the execution of the Merger Agreement with Delta, the Board of Directors approved certain changes to the Company’s director compensation program.  First, the Board approved an extension to the post-termination exercise period for outstanding stock options previously granted to non-employee directors of the Company, which remain subject to approval of the Company’s stockholders, so that, if a director does not continue as, or is not appointed as, a member of the Board of Directors of the parent entity of the surviving corporation in any change of control transaction or is otherwise removed as, or not elected to be a, member of such Board (other than for cause) during the two year period following a change of control, the director would have three years to exercise his or her outstanding options.  In all cases, however, the post-termination exercise period remains subject to the award’s original 10-year term.  In addition, the Board approved an amendment to the terms of outstanding stock options and restricted stock units held by non-employee directors of the Company to provide for the automatic vesting of all outstanding awards that are unvested or subject to lapse restrictions upon the occurrence of a change of control. Finally, the Board approved a change to the Company’s pass travel policy to provide, in the event of a change of control transaction, positive space pass travel privileges on Northwest, any successor to Northwest and their affiliates to all current Board members.

2007 Director Compensation Table

The following table shows the compensation provided to our directors in 2007. Mr. Steenland’s compensation is set forth above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Current Directors:
Roy J. Bostock	90,548	—	—	—	—	27,908	118,456
David A. Brandon	27,596	—	—	—	—	11,577	39,173
Michael J. Durham	30,750	—	—	—	—	1,448	32,198
John M. Engler	63,706	—	—	—	—	27,820	91,526
Mickey P. Foret	30,422	—	—	—	—	27,680	58,102
Robert L. Friedman	77,449	—	—	—	—	28,373	105,822
Doris Kearns Goodwin	63,206	—	—	—	—	25,094	88,300
Jeffrey G. Katz	83,491	—	—	—	—	20,083	103,574
James J. Postl	37,120	—	—	—	—	—	37,120
Rodney E. Slater	62,230	—	—	—	—	21,098	83,328
William S. Zoller (4)	—	—	—	—	93,000	299,104	392,104
Former Directors:
Ray W. Benning, Jr.	40,107	—	—	—	—	17,243	57,350
Dennis F. Hightower	31,860	—	—	—	—	39,112	70,972
George J. Kourpias	34,932	—	—	—	—	22,337	57,269
Frederic V. Malek	24,610	—	—	—	—	21,955	46,565
Leo M. van Wijk	23,610	—	—	—	—	2,517	26,127
Gary L. Wilson (4)	—	—	—	—	3,000	153,315	156,315

(1)    Only non-employee directors of NWA Corp. are entitled to receive Board retainer fees and meeting fees.

(2)    As stated above, on June 28, 2007, the Board approved the grant to each non-employee director of a restricted stock unit award covering 10,975 shares of Common Stock and a non-qualified stock option award covering 7,317 shares of Common Stock (collectively, the “Director Stock Awards”) under the terms of the Stock Plan, subject to the approval by stockholders of NWA Corp. of an amendment (the “Stock Plan Amendment”) to the Stock Plan that would allow non-employee directors to participate in the plan. Subject to stockholder approval of the Stock Plan Amendment, the Director Stock Awards will vest in installments over four years so long as the director continues to serve on the Board. Since the Director Stock Awards are subject to and conditioned upon stockholder approval of the Stock Plan Amendment, the Company did not recognize any compensation expense under FAS 123R in 2007 for these awards.

(3)    See the Director – All Other Compensation Table below for details regarding the amounts disclosed in this column.

(4)    During 2007, Messrs. Wilson and Zoller were employees of Northwest and therefore did not receive Board retainer fees or meeting fees. The amounts shown in the Change in Pension Value column and portions of the All Other Compensation column for Messrs. Wilson and Zoller represent compensation for services as employees of Northwest.

Director – All Other Compensation Table

The amounts in the “All Other Compensation” column of the 2007 Director Compensation Table consist of the following items:

Name	Tax Reimbursement Payments (1) ($)	Employee Compensation ($)	Incremental Cost of Perquisites or Personal Benefits (2) ($)	Bankruptcy Claim Proceeds ($)	Employer Contributions to 401(k) Plan ($)	Excess 401(k) Plan Cash Payments (3) ($)	Total – All Other Compensation ($)
Current Directors:
Roy J. Bostock	74	—	27,833	—	—	—	27,908
David A. Brandon	—	—	11,577	—	—	—	11,577
Michael J. Durham	—	—	1,448	—	—	—	1,448
John M. Engler	4,532	—	23,288	—	—	—	27,820
Mickey P. Foret	—	—	27,680	—	—	—	27,680
Robert L. Friedman	—	—	28,373	—	—	—	28,373
Doris Kearns Goodwin	688	—	24,406	—	—	—	25,094
Jeffrey G. Katz	2,036	—	18,047	—	—	—	20,083
James J. Postl	—	—	—	—	—	—	—
Rodney E. Slater	4,917	—	16,181	—	—	—	21,098
William S. Zoller (4)	—	200,241	7,382	82,619	2,920	5,942	299,104
Former Directors:
Ray W. Benning, Jr.	433	—	16,810	—	—	—	17,243
Dennis F. Hightower	1,598	—	37,514	—	—	—	39,112
George J. Kourpias	1,018	—	21,319	—	—	—	22,337
Frederic V. Malek	180	—	21,775	—	—	—	21,955
Leo M. van Wijk	—	—	2,517	—	—	—	2,517
Gary L. Wilson (5)	—	4,199	148,434	—	682	—	153,315

(1)    The amounts shown are reimbursement payments for income taxes resulting from use of the director’s airline pass travel benefits.

(2)    The amounts shown represent the incremental cost to the Company of perquisites provided to the directors in 2007, which include (A) positive space airline pass travel benefits on Northwest and certain other airlines for the personal use of the director, his or her eligible family members and other individuals designated by the director, and (B) the following benefits received by Messrs. Foret and Wilson pursuant to agreements entered into with each director in 2007 (see “Item 13. Certain Relationships, Related Transactions and Director Independence”): medical expense reimbursement payments to Messrs. Foret ($5,062) and Wilson ($16,014), coverage under Northwest’s medical and dental plans for Messrs. Foret ($11,813) and Wilson ($11,357) and their eligible family members, and the cost of providing dedicated secretarial support and office equipment and supplies for Mr. Wilson pursuant to his agreement with the Company ($73,164). For a description of the methodology used to determine the incremental cost to the Company of positive space airline travel benefits provided to the directors, see footnote (3) to the All Other Compensation Table that follows the Summary Compensation Table.

(3)    The amounts shown represent non-qualified retirement benefits earned under Northwest’s defined contribution plans in excess of the limitations imposed by the Internal Revenue Code.  All employer contribution amounts under Northwest’s Retirement Savings Plan that are in excess of the limitations under the Internal Revenue Code are payable to employees in cash on a semi-monthly basis. See “Northwest’s Executive Compensation Program – Retirement Benefits – Excess 401(k) Cash Payments” under the Compensation Discussion and Analysis section above.

(4)    Mr. Zoller is a 747-400 Captain for Northwest and, as such, is entitled to receive compensation applicable to his position in accordance with the collective bargaining agreement between Northwest and ALPA. In addition, in connection with the Company’s emergence from bankruptcy, Mr. Zoller received a cash payment in the amount of $82,619 representing his allocated portion of the proceeds of an allowed general unsecured claim awarded to ALPA in respect of reductions in wages and benefits for pilots of Northwest under the collective bargaining agreement entered into during the Company’s bankruptcy. As an employee of Northwest, Mr. Zoller was eligible to participate in the health and welfare benefits offered to employees of Northwest and received an employer contribution to his account under the Retirement Savings Plan based on the amount of his qualified earnings during the year.

(5)    Mr. Wilson was an employee of Northwest until his retirement on May 31, 2007. At the time of his retirement, his annual salary was $8,840. As an employee of Northwest, Mr. Wilson was eligible to participate in the health and welfare benefits offered to employees of Northwest and received an employer contribution to his account under the Retirement Savings Plan based on the amount of his qualified earnings during the year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings, as of March 31, 2008, of NWA Corp.’s capital stock of each director of NWA Corp., each executive officer named in the Summary Compensation Table, all directors and executive officers of the Company as a group, and each person known to the Company to beneficially own more than five percent of any class of NWA Corp.’s voting securities. Unless otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Class of Security	Number of Shares(1)	Percent of Class
Directors/Nominees for Director:
Roy J. Bostock	Common Stock	2,200	*
David A. Brandon	Common Stock	—	—
Michael J. Durham	Common Stock	—	—
John M. Engler	Common Stock	—	—
Mickey P. Foret	Common Stock	—	—
Robert L. Friedman	Common Stock	—	—
Doris Kearns Goodwin	Common Stock	—	—
Jeffrey G. Katz	Common Stock	—	—
James J. Postl	Common Stock	—	—
Rodney E. Slater	Common Stock	—	—
Douglas M. Steenland	Common Stock	151,607	*
William S. Zoller	Common Stock	—	—

Named Executive Officers:
Neal S. Cohen	Common Stock	63,885	*
David M. Davis	Common Stock	43,197	*
J. Timothy Griffin	Common Stock	53,721	*
Andrew C. Roberts	Common Stock	59,520	*
All directors and executive officers as a group (16 persons)	Common Stock	374,130	*

Other 5% Holders:
Wellington Management Company, LLP(2) 75 State Street Boston, MA 02109	Common Stock	29,080,996	12.3
FMR LLC (3) 82 Devonshire Street Boston, MA 02109	Common Stock	24,330,232	10.3
Wayzata Investment Partners LLC (4) 701 East Lake Street, Suite 300 Wayzata, MN 55391	Common Stock	15,578,000	6.6
Harbert Management Corporation (5) One Riverchase Parkway South Birmingham, Alabama 35244	Common Stock	12,572,767	5.3
Vanguard Windsor Fund (6) 100 Vanguard Blvd. Malvern, PA 19355	Common Stock	12,456,100	5.3

*         Less than 1%

(1)    The SEC deems a person to have beneficial ownership of all shares that such person has the right to acquire within 60 days. The figures shown include the following shares subject to stock options granted under the Stock Plan, which the individual or group has the right to acquire within 60 days of February 29, 2008: Steenland—106,038 shares; Cohen—51,678 shares; Davis—36,582 shares; Griffin—44,568 shares; Roberts—48,624 shares; and all directors and executive officers as a group—287,490 shares.

(2)    Based on a Schedule 13G filed with the SEC on behalf of Wellington Management Company, LLP indicating that, at December 31, 2007, the firm, in its capacity as investment advisor, had shared voting power over 10,872,086 shares of such shares and shared power to dispose of all such shares.

(3)    Based on a Schedule 13G filed with the SEC on behalf of FMR LLC indicating that, at February 29, 2008, the firm, in its capacity as investment advisor, had sole power to vote 880,993 of such shares and sole power to dispose of all such shares.

(4)    Based on a Schedule 13G filed with the SEC on behalf of Wayzata Investment Partners LLC indicating that, at December 31, 2007, the firm, in its capacity as an investment advisor, had sole voting power and sole dispositive power over such shares.

(5)    Based on a Schedule 13G filed with the SEC on behalf of Harbert Management Corporation (“HMC”) and affiliated persons indicating that, at December 31, 2007, 9,744,493 of such shares were held in the Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), and 2,828,274 of such shares were held in the Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”).  Each fund has shared voting and shared dispositive power over the shares held in such fund.

(6)    Based on a Schedule 13G filed with the SEC on behalf of Vanguard Windsor Funds indicating that, at December 31, 2007, the funds, in their capacity as investment advisors, had sole voting power over such shares.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by NWA Corp.’s stockholders	14,144,499	21.63	(1)	5,987,683

Equity compensation plans not approved by NWA Corp.’s stockholders	—	—		—

Total	14,144,499	21.63	(1)	5,987,683

(1)  Excludes restricted stock units, which by their nature do not have an exercise price.

See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 11 – Stock-Based Compensation” for additional information regarding NWA Corp.’s equity compensation plans.

Item 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Prior to the Company’s emergence from bankruptcy, the Audit Committee adopted a written policy regarding the review of related person transactions. In January 2008, the Board designated the Corporate Governance Committee as the committee responsible for considering and approving or ratifying Related Person Transactions in accordance with the policy previously adopted by the Audit Committee. The policy requires the Company’s executive officers, directors and nominees for director to promptly notify the Legal Department in writing of any transaction in which (i) the amount exceeds $120,000, (ii) the Company is, was or is proposed to be a participant and (iii) such person or such person’s immediate family members (“Related Persons”) has, had or may have a direct or indirect interest (a “Related Person Transaction”). Subject to certain exceptions delineated in the policy, Related Person Transactions must be brought to the attention of the Corporate Governance Committee or another committee designated by the Board of Directors that is comprised solely of independent directors for an assessment of whether the transaction or proposed transaction should be permitted to proceed. In deciding whether to approve or ratify the Related Person Transaction, the Committee is required to consider all relevant facts and circumstances, including without limitation the Related Person’s relationship to the Company and interest in the Related Person Transaction, the aggregate value of the Related Person Transaction, the benefits of the Related Person Transaction to the Company, the impact of the Related Person Transaction on the Related Person’s independence, the availability of other sources for comparable products or services, and whether the Related Person Transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally. If the Committee determines that the Related Person has a direct or indirect interest in any such transaction, the Committee must review and approve, ratify or disapprove the Related Person Transaction.

In connection with the departure of Gary L. Wilson from his position as Chairman of the Board of Directors of NWA Corp. upon the Company’s emergence from bankruptcy, a position which he held since April 1997, the Company entered into an agreement with Mr. Wilson that provides for (i) the retention of Mr. Wilson as a consultant to the Company for a period commencing on June 1, 2007 and ending on December 31, 2008 for a consulting fee of $200,000 payable in three installments, (ii) participation by Mr. Wilson, his spouse and eligible dependents in Northwest’s group medical and dental plans for the life of Mr. Wilson, provided that such coverage shall be secondary to any Medicare benefits to which Mr. Wilson, his spouse and eligible dependents may be entitled and, if Mr. Wilson becomes employed by another employer, such coverage will become secondary to any coverage provided by such employer,

(iii) positive space airline pass travel benefits on regularly scheduled flights of Northwest during the remainder of Mr. Wilson’s lifetime for the personal use of Mr. Wilson, his spouse and dependent children, up to $30,000 per year for 2008, 2009 and 2010 and up to $25,000 for each year thereafter until Mr. Wilson’s death of positive pass travel benefits on Northwest that Mr. Wilson may extend to other individuals, and an annual tax gross-up payment for income taxes incurred by Mr. Wilson on such travel benefits, and (iv) secretarial support for ten years and reimbursement for reasonable expenses incurred for a home office for Mr. Wilson. In addition, the Company agreed, subject to approval by the Bankruptcy Court, to make a $2 million charitable contribution to a charity selected by Mr. Wilson. Under the agreement, Mr. Wilson agreed that, during the period ending December 31, 2008, he will not become an employee, consultant, officer, partner or director of any air carrier that competes with Northwest and will not directly or indirectly solicit or encourage any employee of Northwest or its affiliates to leave the employment of Northwest or its affiliates. The agreement with Mr. Wilson was approved by the Board of Directors of the Company.

In April 2008, Northwest also entered into an agreement with Mickey P. Foret, a director of NWA Corp., in connection with the settlement of a claim filed on his behalf in the Company’s bankruptcy case in respect of outstanding consulting fees payable by Northwest pursuant to a consulting agreement entered into by Northwest with Aviation Consultants, LLC, of which Mr. Foret is the sole member, in January 2005, as well as post-employment benefits that Northwest had agreed to provide to Mr. Foret in connection with the termination of his employment in October 2001. The agreement provides that Mr. Foret will be entitled to (i) a general allowed unsecured claim in the amount of $1,020,000 in the Company’s bankruptcy case, which, under the terms of the Plan of Reorganization, will entitle Mr. Foret to receive, as of the April 1, 2008 quarterly distribution date, 26,835 shares of Common Stock of NWA Corp., (ii) participation by Mr. Foret, his spouse and dependent children in Northwest’s group medical and dental plans for the duration of Mr. Foret’s and his spouse’s lifetimes, provided that such coverage shall be secondary to any Medicare benefits to which Mr. Foret, his spouse and eligible dependents may be entitled and, if Mr. Foret becomes employed by another employer, such coverage will become secondary to any coverage provided by such employer, (iii) reimbursement under Northwest’s medical expense reimbursement plan for out-of-pocket medical expenses incurred by Mr. Foret, his spouse and eligible dependents during the remainder of Mr. Foret’s lifetime, (iv) positive space pass travel benefits on regularly scheduled flights of Northwest during the remainder of Mr. Foret’s lifetime for the personal use of Mr. Foret, his spouse and dependent children, and (v) an annual tax gross-up payment for income taxes incurred by Mr. Foret on the value of such medical, dental and travel benefits. The agreement with Mr. Foret was reviewed and approved by the Audit Committee pursuant to the Related Person Transaction policy.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Ernst & Young for services rendered during 2007 and 2006 were as follows:

Audit Fees.  Fees for audit services totaled approximately $4,433,590 in 2007 and approximately $3,386,266 in 2006, including fees associated with the annual audit of the financial statements, audit of internal controls over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, and services in connection with regulatory filings.

Audit-Related Fees.  Fees for audit-related services totaled approximately $514,102 in 2007 and approximately $573,296 in 2006. Audit-related services principally include accounting consultations, audits of the Company’s employee benefit plans, and other audits required by regulation or contract.

Tax Fees.  Fees for tax services, including tax compliance, tax advice and tax planning including expatriate tax services, totaled approximately $236,025 in 2007 and approximately $115,809 in 2006.

All Other Fees.  The Company did not incur fees except as indicated in the above categories.

Audit Committee Pre-Approval Policy

Consistent with SEC policies regarding auditor independence, the Audit Committee of the Board of Directors has responsibility for appointing, setting compensation for and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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

Prior to engagement, the Audit Committee pre-approves these services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services that are permitted under the SEC auditor independence rules but are not contemplated in the original pre-approval. These services most often fall into one of two categories: due diligence (e.g., in relation to acquisitions or divestitures) reported as a component of audit-related services, and tax planning reported as a component of tax services. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

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

NORTHWEST AIRLINES CORPORATION

Dated: April 29, 2008	By:	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of April, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

	/s/ Douglas M. Steenland	*
	Douglas M. Steenland	Mickey P. Foret
	President and Chief Executive Officer	Director
(principal executive officer) and
Director

	/s/ David M. Davis	*
	David M. Davis	Robert L. Friedman
	Executive Vice President & Chief Financial	Director
Officer (principal financial officer)

	/s/ Anna M. Schaefer	*
	Anna M. Schaefer	Doris Kearns Goodwin
	Vice President – Finance and Chief	Director
Accounting Officer
(principal accounting officer)

	*	*
	Roy J. Bostock	Jeffrey G. Katz
	Chairman of the Board of Directors	Director

	*	*
	David A. Brandon	James J. Postl
	Director	Director

	*	*
	Michael J. Durham	Rodney E. Slater
	Director	Director

	*	*
	John M. Engler	William S. Zoller
	Director	Director

*	/s/ Anna M. Schaefer
By:	Anna M. Schaefer
Attorney-in-fact

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Northwest Airlines Corporation (filed as Exhibit 3.1 to NWA Corp.’s Registration Statement on Form S-8 filed on May 30, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 3.2 to NWA Corp.’s Registration Statement on Form S-8 filed on May 30, 2007 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest’s Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Northwest Airlines, Inc. (filed as Exhibit 3.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

†10.5

Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of March 29, 2002 between the Metropolitan Airports Commission and Northwest Airlines, Inc.

†10.6

Second Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of November 15, 2004 between the Metropolitan Airports Commission and Northwest Airlines, Inc.

†10.7

Third Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of May 9, 2007 by and between the Metropolitan Airports Commission and Northwest Airlines, Inc.

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

10.18

First Amendment dated as of March 9, 2007 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).

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

†*10.22	Form of Indemnity Agreement entered into by NWA Corp. with each member of the Board of Directors of NWA Corp.

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

†12.1	Computation of Ratio of Earnings to Fixed Charges.

†12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

†21.1	List of Subsidiaries.

†23.1	Consent of Ernst & Young LLP.

†24.1	Powers of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

†  Previously filed

*  Compensatory plans or arrangements in which the Company’s directors or executive officers participate.