Form 10-Q
period 2008-03-31
NORTHWEST AIRLINES CORP
filed 2008-04-30
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of April 11, 2008, there were 243,903,924 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Unaudited, in millions except per share amounts)	2008	2007
Operating Revenues
Passenger	$2,239	$2,202
Regional carrier revenues	410	292
Cargo	198	189
Other	280	190
Total operating revenues	3,127	2,873

Operating Expenses
Aircraft fuel and taxes	1,114	704
Salaries, wages and benefits	670	615
Aircraft maintenance materials and repairs	221	184
Selling and marketing	193	191
Depreciation and amortization	148	121
Other rentals and landing fees	138	141
Aircraft rentals	93	96
Regional carrier expenses	205	211
Goodwill impairment	3,917	—
Other	481	409
Total operating expenses	7,180	2,672

Operating Income (Loss)	(4,053)	201

Other Income (Expense)
Interest expense, net	(114)	(132)
Investment income	37	31
Reorganization items, net	—	(393)
Other, net	(9)	—
Total other income (expense)	(86)	(494)

Income (Loss) Before Income Taxes	(4,139)	(293)
Income tax expense (benefit)	—	(1)

Net Income (Loss)	$(4,139)	$(292)

Earnings (loss) per common share:
Basic and Diluted	$(15.78)	$(3.34)

Average shares used in computation:
Basic and Diluted	262	87

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 31,	December 31,
(Unaudited, in millions except share data)	2008	2007
Assets

Current Assets
Cash and cash equivalents	$3,187	$2,939
Unrestricted short-term investments	40	95
Restricted cash, cash equivalents and short-term investments	484	725
Accounts receivable, less allowance (2008–$4, 2007–$4)	750	776
Flight equipment spare parts, less allowance (2008–$16, 2007–$10)	133	135
Maintenance and operating supplies	168	180
Prepaid expenses and other	196	187
Total current assets	4,958	5,037

Property and Equipment
Flight equipment, net	7,745	7,520
Other property and equipment, net	583	558
Total property and equipment	8,328	8,078

Flight Equipment Under Capital Leases, net	8	8

Other Assets
Goodwill	2,199	6,035
International routes, less accumulated amortization (2008–$3; 2007–$2)	2,975	2,976
Other intangibles, less accumulated amortization (2008–$77; 2007–$54)	2,113	2,136
Investments in affiliated companies	217	24
Other, less accumulated depreciation and amortization (2008–$14; 2007–$8)	234	223
Total other assets	7,738	11,394
Total Assets	$21,032	$24,517

Liabilities and Stockholders’ Equity

Current Liabilities
Air traffic liability/deferred frequent flier liability	$2,266	$2,004
Accounts payable and other liabilities	1,748	1,651
Current maturities of long-term debt	623	446
Current obligations under capital leases	8	3
Total current liabilities	4,645	4,104

Long-Term Debt	6,500	6,515

Long-Term Obligations Under Capital Leases	117	124

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,646	3,638
Deferred frequent flier liability	1,540	1,490
Deferred income taxes	1,131	1,131
Other	167	138
Total deferred credits and other liabilities	6,484	6,397

Common Stockholders’ Equity
Common stock, $.01 par value; shares authorized–400,000,000; shares issued–242,716,163 and 233,187,998 at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	7,267	7,235
Retained earnings (accumulated deficit)	(3,797)	342
Accumulated other comprehensive income (loss)	(186)	(202)
Treasury stock–2,931 and 1,684 at March 31, 2008 and December 31, 2007, respectively	—	—
Total common stockholders’ equity	3,286	7,377
Total Liabilities and Stockholders’ Equity	$21,032	$24,517

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Unaudited, in millions)	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(4,139)	$(292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	148	121
Pension and other postretirement benefit contributions less than (greater than) expense	(1)	(10)
Stock-based compensation	32	—
Reorganization items, net	—	393
Goodwill impairment	3,917	—
Increase (decrease) in cash flows from operating assets and liabilities:
Changes in certain assets and liabilities	70	(74)
Air traffic liability/deferred frequent flyer liability	313	308
Long-term vendor deposits/holdbacks	—	176
Post-emergence reorganization payments	(3)	—
Other, net	25	12
Net cash provided by (used in) operating activities	362	634

Cash Flows from Reorganization Activities
Net cash provided by reorganization activities	—	33

Cash Flows from Investing Activities
Capital expenditures	(366)	(72)
Purchase of short-term investments	—	(31)
Proceeds from sales of short-term investments	55	10
Decrease (increase) in restricted cash, cash equivalents and short-term investments	240	(89)
Proceeds from sale of investment in affiliate	20	—
Investments in affiliated companies	(213)	—
Other, net	1	1
Net cash provided by (used in) investing activities	(263)	(181)

Cash Flows from Financing Activities
Proceeds from long-term debt	246	—
Payments of long-term debt and capital lease obligations	(96)	(147)
Other, net	(1)	—
Net cash provided by (used in) financing activities	149	(147)

Increase (Decrease) in Cash and Cash Equivalents	248	339

Cash and cash equivalents at beginning of period	2,939	1,461
Cash and cash equivalents at end of period	$3,187	$1,800

Available to be borrowed under credit facilities	$117	$—

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,227	$2,426

Supplemental Cash Flow Information:
Interest paid	$114	$110

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$—	$167

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), the direct parent corporation of Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended by the Form 10-K/A filing dated April 29, 2008 (collectively, the “2007 Form 10-K”).

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving as many as 243 cities in 22 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”), membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Alitalia, Aeromexico, China Southern, CSA Czech Airlines and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary, and Compass Airlines, Inc. (“Compass”), a wholly-owned subsidiary, which currently operate as Northwest Airlink carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

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

Merger Announcement.  On April 14, 2008, the Company and Delta entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for the Company to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including shareholder approval by holders of common stock of NWA Corp. and Delta and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.

Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Management Equity Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

Certain contracts, employee benefit arrangements and debt instruments of the Company contain change in control provisions that may be triggered by the Merger, resulting in changes to the terms or settlement amounts of the contracts, arrangements or instruments.

We currently expect the Merger to close by the end of 2008.  However, factors outside of our control could require us to complete the Merger at a later time or not to complete it at all.

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

On April 14, 2008, prior to the execution of the Merger Agreement, the Company amended the Rights Plan to provide, among other things, that neither the approval, execution, delivery, announcement or performance of the Merger Agreement or the consummation of the Merger or any other transactions contemplated thereby will cause a triggering event under which the rights would become exercisable.  The amendment also provides that the Rights Plan and the rights established thereby will terminate in all respects immediately prior to the Merger becoming effective.

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

The Plan generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new common stock of the Successor Company to the Debtors’ creditors, employees and others in satisfaction of allowed unsecured claims.  The Plan contemplates the issuance of approximately 277 million shares of new common stock by the Successor Company out of the 400 million shares of new common stock authorized under its amended and restated certificate of incorporation.

The new common stock is listed on the New York Stock Exchange (the “NYSE”) and began trading under the symbol “NWA” on May 31, 2007.  Pursuant to the Plan of Reorganization, stockholders of NWA Corp. prior to the Effective Date received no distributions and their stock was cancelled.

In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”) was converted into exit financing in accordance with its terms.  See “Note 10 – Long-Term Debt” for additional information.

Claims Resolution Process.  Pursuant to terms of the Plan of Reorganization, approximately 234.4 million shares of the Successor Company’s common stock will be issued to holders of allowed general unsecured and guaranty claims of the Debtors.  Once a claim is allowed consistent with the claims resolution process, the claimant is entitled to a distribution of new common stock.  Approximately 216.1 million shares of new common stock have been issued and distributed through April 2008, in respect of valid unsecured and guaranty claims.  In total, there are approximately 18.3 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization.  The Merger Agreement contemplates that following the Merger the right to receive shares held in the reserves will become the right to receive shares of Delta common stock adjusted for the exchange ratio.

The Company estimates that the probable range of unsecured claims to be allowed will be between $8.0 and $8.4 billion.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Predecessor Company will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued Common Stock of the Successor Company.  Secured claims were deemed unimpaired under the Plan of Reorganization and were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash.

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

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured and allocated in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets. In addition, fresh-start reporting also required that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes were determined in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  As part of the provisions of SOP 90-7, on June 1, 2007 we were required to adopt all accounting guidance that was going to be effective within the subsequent twelve-month period.  See “Note 5 – Fair Value Measurements” for additional information.

Estimates of fair value represented the Company’s best estimates based on its valuation models which incorporated industry data and trends and relevant market rates and transactions.

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

        The estimated enterprise value and corresponding equity value in fresh-start reporting were highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company in fresh-start reporting was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation were inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  See “Note 4 – Goodwill and Intangibles” for a description of the $3.9 billion goodwill impairment charge recorded in the first quarter of 2008.

Note 4 – Goodwill and Intangibles

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

Identifiable intangible assets consist primarily of international route authorities, trade names, the WorldPerks customer database, airport slots/airport operating rights, certain partner contracts and other items. International route authorities, certain airport slots/airport operating rights and trade names are indefinite-lived and, as such, are not amortized.  The Company’s definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of four to 30 years.

The following table presents information about our intangible assets, including goodwill, at March 31, 2008 and December 31, 2007:

		Successor
		March 31, 2008		December 31, 2007
(In thousands)	Asset Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
SkyTeam alliance & other code share partners	30	$461,900	$(12,831)	$461,900	$(8,981)
England airport operating rights	5	16,000	(2,667)	16,000	(1,867)
NWA customer relationships	9	530,000	(49,074)	530,000	(34,352)
WorldPerks affinity card contract	15	195,700	(10,873)	195,700	(7,611)
WorldPerks marketing partner relationships	22	43,000	(1,629)	43,000	(1,140)
Visa contract	4	11,900	(2,479)	11,900	(1,736)
Gates		—	—	—	—

Pacific routes and Narita slots/airport operating rights	Indefinite	2,961,700	—	2,961,700	—
NWA trade name and other	Indefinite	663,625	—	663,625	—
Slots/airport operating rights	Indefinite	283,300	—	283,300	—
Goodwill	Indefinite	2,199,228	—	6,034,609	—

		$7,366,353	$(79,553)	$11,201,734	$(55,687)

Total amortization expense recognized was approximately $23.9 million and $0.4 million for the three month periods ended March 31, 2008 and March 31, 2007, respectively.  We expect to record amortization expense of $95.5 million per year from 2008 through 2010, $93.7 million in 2011 and $90.6 million in 2012.

The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually as of October 1 or whenever events or circumstances indicate that impairment may have occurred.  Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting unit to its carrying value) of the impairment test.  Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill.

The Company determined that the announced Merger with Delta was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recorded an impairment charge to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  Based on the 5-day average closing price of Delta’s common stock around the Merger announcement date, the right to receive 1.25 shares of Delta stock for each share of the Company’s common stock, and the projected number of the Company’s common shares to be converted into Delta common stock on the transaction close date, the implied fair value of the Company’s equity on the announcement date was $3.3 billion.  This implied fair value calculation resulted in the Company recording a goodwill impairment charge of $3.9 billion as of March 31, 2008 because we believe the conditions that caused our implied fair value to decline existed as of March 31.

Due to the limited time available between the Merger announcement date and the Company’s Form 10-Q filing date, there was insufficient time to complete Step 2 of the goodwill impairment test and calculate the implied fair value of goodwill as described in SFAS No. 142.  Once Step 2 of the goodwill impairment test is completed during the second quarter, the amount of impairment recorded could increase or decrease.

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets in future periods will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Adjustments to goodwill during the quarter ended March 31, 2008 are shown in the table below:

(In thousands)
Balance as of December 31, 2007	$6,034,609
Impairment charge	(3,917,414)
Adjustments related to deferred tax assets	74,013
Other	8,020
Balance as of March 31, 2008	$2,199,228

Note 5 – Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on the Effective Date in accordance with SOP 90-7. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.  This standard was applied prospectively to the valuation of assets and liabilities on and after the Effective Date.

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

Measured on a Recurring Basis.   For assets and liabilities measured at fair value on a recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.  There were no changes in the valuation techniques used to measure the fair values of assets measured on a recurring basis during the period.  Assets and liabilities itemized below were measured at fair value on a recurring basis during the period using the market and income approaches:

	Successor Assets
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
	As of	Identical	Observable	As of	Identical	Observable
	March 31,	Assets	Inputs	December 31,	Assets	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	2007	(Level 1)	(Level 2)	Technique
Cash and cash equivalents	$3,187	$3,187	$—	$2,939	$2,939	$—	(A)
Unrestricted short-term investments	40	—	40	95	95	—	(A),(C)
Restricted cash, cash equivalents, and short-term investments	484	479	5	725	725	—	(A),(C)
Derivatives	41	—	41	60	—	60	(A),(C)
Total	$3,752	$3,666	$86	$3,819	$3,759	$60

	Successor Liabilities
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
	As of	Identical	Observable	As of	Identical	Observable
	March 31,	Liabilities	Inputs	December 31,	Liabilities	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	2007	(Level 1)	(Level 2)	Technique
Derivatives	$66	$—	$66	$3	$—	$3	(A),(C)
Total	$66	$—	$66	$3	$—	$3

Measured on a Non-Recurring Basis.  For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category. The Company impaired certain aircraft, engines and inventory during the first quarter of 2008 related to the planned early retirement of certain Boeing 747F and DC9-30 aircraft, as described further in “Note 12 – Aircraft Impairments.” The losses related to these impairments were recorded in depreciation and amortization on the Condensed Consolidated Statement of Operations based on the fair value of the impaired assets.

The Company also recorded a goodwill impairment charge in other operating expense to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  The goodwill measurement is an estimate and will be adjusted based on the completion of Step 2 of the goodwill impairment test during the second quarter, as described more fully in “Note 4 – Goodwill and Intangibles.”  The assets itemized below were measured at fair value on a non-recurring basis during the period using a market approach:

	Successor Assets
			Quoted Prices
			in Active	Significant
			Markets for	Other
			Identical	Observable	Total
	Month of	Fair Value	Assets	Inputs	Gains
(In millions)	Measurement	Measurement	(Level 1)	(Level 2)	(Losses)
Flight equipment spare parts	March 2008	$—	$—	$—	$(2)
Flight equipment, net	March 2008	4	—	4	(15)
Goodwill	March 2008	2,199	—	2,199	(3,917)
					$(3,934)

Note 6 – Geographic Regions

        The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
(In millions)	2008	2007
Domestic	$2,089	$1,942
Pacific, principally Japan	668	638
Atlantic	370	293
Total operating revenues	$3,127	$2,873

        The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 7 – Reorganization Related Items

In accordance with SOP 90-7, the condensed consolidated financial statements for the Predecessor period distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  In connection with our bankruptcy proceedings, the Company recorded the following largely non-cash reorganization income/(expense) items:

Predecessor
Three Months
Ended
March 31,
(In millions)	2007
Regional carrier claims	$(362)
Employee-related charges	(4)
Abandonment of aircraft and buildings	(48)
Restructured aircraft lease/debt charges	(2)
Professional fees	(17)
Other	40
Reorganization items, net	$(393)

        Reorganization items recorded during the three months ended March 31, 2007 largely consisted of charges associated with the Company’s implementation of an amended Airline Services Agreement with Pinnacle Airlines, Inc., charges associated with the Company’s Stock Purchase and Reorganization Agreement with Mesaba Aviation, Inc., abandonment of aircraft and buildings, and professional fees.

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities are recognized using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to maintain a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

An ownership change under Internal Revenue Code Section 382 occurred in connection with the Company’s bankruptcy Plan of Reorganization.  However, the Company does not believe that such change has any material impact on the Company’s ability to use its NOL carryforwards and other tax attributes.

The Company did not record a tax benefit related to our reported first quarter 2008 net loss; to record a tax benefit, the Company would be required to have a high degree of confidence that it would record a full year profit.

Note 9 – Earnings (Loss) Per Share Data

Successor EPS.   In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2008.  SFAS No. 128 requires that the entire 234 million shares to be issued to holders of unsecured and guaranty claims pursuant to the Plan of Reorganization be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.

At March 31, 2008, approximately 16 million in restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic and diluted earnings per share were computed based on the Predecessor’s final weighted-average shares outstanding.

For the three months ended March 31, 2007, approximately 19 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for this period.

Additionally, approximately 6 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the three months ended March 31, 2007 because the Company reported a net loss for this period.

At March 31, 2007, employee stock options to purchase approximately 7 million shares were outstanding but not included in diluted securities because the Company reported a net loss for the three months ended March 31, 2007.

Note 10 - Long-Term Debt

As of March 31, 2008, maturities of long-term debt, excluding capital lease obligations, through December 31, 2012 were as follows (in millions):

remainder of	2008	$355
	2009	598
	2010	445
	2011	620
	2012	452

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly called the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since the inception of the Bank Credit Facility.  The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  The first such principal repayment was made on August 21, 2007.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of March 31, 2008 was 4.87% on both the term loan facility and the revolving credit facility.

The Bank Credit Facility requires ongoing compliance with financial covenants requiring the Company to maintain unrestricted cash of at least $750 million, a collateral coverage ratio of at least 1.50 to 1.0 and a minimum ratio of EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”).  Under a recent amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived from April 1, 2008 through March 31, 2009 and thereafter is determined as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (including up to $150 million of cash costs) payable in connection with a merger or acquisition to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense (excluding fees and expenses in connection with the recent amendment) and aircraft rent expense (net of certain aircraft sub-lease rental income and without giving effect to any acceleration of rental expense).

Although the Company was in compliance with all required financial covenants as of March 31, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Note 11 – Fleet Information and Commitments

As shown in the following table, Northwest operated a mainline fleet of 348 aircraft at March 31, 2008, consisting of 288 narrow-body and 60 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of March 31, 2008 are also provided.

		In Service				Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	55	—	2	57	5
A320	148	45	—	28	73	2
A330-200	243	11	—	—	11	—
A330-300	298	21	—	—	21	—

Boeing:
787-8	TBD	—	—	—	—	18
757-200	160-184	38	1	16	55	—
757-300	224	16	—	—	16	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	87	—	—	87	—
		277	1	58	336	25

Freighter Aircraft
Boeing 747F		9	—	3	12	—

Total Mainline Operated Aircraft		286	1	61	348	25

Regional Aircraft
CRJ200	50	—	—	141	141	—
Saab 340	33	—	—	49	49	—
CRJ900	76	19	—	—	19	17
Embraer 175	76	16	—	—	16	19

Total Airlink Operated Aircraft		35	—	190	225	36

Total Aircraft		321	1	251	573	61

The Company took delivery of six CRJ900 and eight Embraer 175 aircraft during the three months ended March 31, 2008.  One Embraer 175 had not been placed in service before March 31, 2008 and therefore is not included in the table above.  In connection with the acquisition of these 14 aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $246 million.

Note 12 – Aircraft Impairments

In March 2008, as part of a revised fleet plan, the Company determined that it will remove three Boeing 747F aircraft and two DC9-30 aircraft from scheduled service during the remainder of 2008 and the first quarter of 2009.  As a result, the Company recorded, as additional depreciation expense, impairment charges of $17.2 million associated with these aircraft and related inventory during the first quarter of 2008.  In conjunction with further announced capacity reductions during the remainder of 2008, the Company may be required to record additional impairment charges as the specific aircraft to be retired are identified.

In the first quarter of 2007, the Company recorded $13.3 million related to the impairment of three owned aircraft which were permanently removed from service.  These charges reflect the Company’s decision to park three DC9-30 aircraft permanently, consistent with the Company’s ongoing review of its aircraft fleet plan in conjunction with its overall route structure and capacity requirements.  The first quarter 2007 impairment charges were recorded as reorganization expenses.

Note 13 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In millions)	2008	2007
Net income (loss)	$(4,139)	$(292)
Pension, other postretirement, and long-term disabilities benefits	70	—
Reclassification of gain (loss) from hedging activities	(54)	—
Change in unrealized gain (loss) on available-for-sale securities	—	1
Comprehensive income (loss)	$(4,123)	$(291)

Note 14 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage was provided for these employees through 401(k)-type defined contribution plans including the Pilot Money Purchase Plan or, in the case of IAM represented employees, the IAM National Multi-Employer Plan.

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

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Three Months	Three Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
(In millions)	2008	2007	2008	2007
Defined benefit plan costs
Service cost	$6	$11	$6	$6
Interest cost	141	135	12	13
Expected return on plan assets	(140)	(124)	—	—
Amortization of prior service cost	—	—	—	(9)
Recognized net actuarial loss and other events	—	11	—	10
Net periodic benefit cost	7	33	18	20

Defined contribution plan costs	28	16	—	—

Total benefit cost	$35	$49	$18	$20

Note 15 – Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective.  The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and/or other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be to any employee of the Company or its subsidiaries.  The number of participants participating in the 2007 Plan will vary from year to year.  At its inception, the 2007 Plan provided that 21.3 million shares of common stock of the Successor Company were available for issuance under the plan.  As of March 31, 2008, approximately 6.0 million shares remained available for new awards to be granted under the 2007 Plan.

The total stock-based non-cash compensation expense related to stock-based plans and liability awards for the three months ended March 31, 2008 was $31.9 million and $0.5 million, respectively.  There was no corresponding tax benefit in 2008 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.   See “Note 8 – Income Taxes” for additional information.

Note 16 – Subsequent Events

Merger Announcement.  On April 14, 2008, the Company and Delta entered into the Merger Agreement that provides, among other things, for the Company to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including shareholder approval by holders of common stock of NWA Corp. and Delta and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.

Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Management Equity Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

Certain contracts, employee benefit arrangements and debt instruments of the Company contain change in control provisions that may be triggered by the Merger, resulting in changes to the terms or settlement amounts of the contracts, arrangements or instruments.

We currently expect the Merger to close by the end of 2008.  However, factors outside of our control could require us to complete the Merger at a later time or not to complete it at all.

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

On the Effective Date, the Company implemented fresh-start reporting in accordance with SOP 90-7.  Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company believes that comparisons of financial results between the post-emergence and pre-emergence periods provide management and investors with a better perspective of the Company’s core business and on-going operational financial performance and trends.

Merger Announcement.  On April 14, 2008, the Company and Delta Air Lines, Inc. (“Delta”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for the Company to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including shareholder approval by holders of common stock of NWA Corp. and Delta and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.

Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Management Equity Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

Certain contracts, employee benefit arrangements and debt instruments of the Company contain change in control provisions that may be triggered by the Merger, resulting in changes to the terms or settlement amounts of the contracts, arrangements or instruments.

We currently expect the Merger to close by the end of 2008.  However, factors outside of our control could require us to complete the Merger at a later time or not to complete it at all.

First Quarter 2008 Results

For the quarter ended March 31, 2008, the Company recorded a net loss of $4.1 billion.  This compares to a first quarter 2007 net loss of $292 million.  Excluding aircraft and inventory impairment charges of $17.2 million and goodwill impairment charges of $3.9 billion, respectively, the Company reported a net loss of $205 million during the first quarter of 2008.  Excluding reorganization expense items of $393 million, the Company reported a 2007 first quarter net profit of $101 million.

Operating revenues in the first quarter increased 8.8 percent versus the first quarter of 2007 to $3.1 billion.  System consolidated passenger revenue increased 6.2 percent primarily due to a 4.1 percent improvement in unit revenue.  Excluding the impact of fresh-start accounting, system consolidated passenger revenue increased 7.1 percent primarily due to a 5.0 percent improvement in unit revenue.

Operating expenses in the first quarter increased $4.5 billion versus the first quarter of 2007.  Aircraft fuel and taxes increased 58.2 percent compared with the first quarter of 2007, primarily due to an increase in price.  During the first quarter, mainline fuel averaged $2.77 per gallon, excluding taxes and mark-to-market losses related to future period fuel derivative contracts, a 49.7 percent increase over the prior year.  Additionally, the Company recorded, as additional depreciation expense, impairment charges of $17.2 million associated with three Boeing 747F aircraft and two DC9-30 aircraft and related inventory.  The Company also recorded a non-cash goodwill impairment charge of $3.9 billion to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.

At March 31, 2008, the Company had cash and cash equivalents of $3.2 billion, unrestricted short-term investments of $40 million, and borrowing capacity under an undrawn credit facility of $117 million, providing total available liquidity of $3.3 billion.  This amount excludes $484 million of restricted short-term investments (which may include amounts held as cash).

REPORTED NET INCOME (LOSS) EXCLUDING IMPAIRMENT CHARGES AND REORGANIZATION EXPENSE ITEMS

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
(In millions)	2008	2007
Net income (loss) (as reported)	$(4,139)	$(292)
Excluding:
Reorganization items, net	—	393
Goodwill impairment	3,917	—
Aircraft-related impairments	17	—
Net income (loss) excluding impairment charges and reorganization expense items	$(205)	$101

Operating Statistics – Three months ended March 31, 2008 and 2007

Information with respect to the Company’s operating statistics follows:

PASSENGER AND REGIONAL CARRIER REVENUES AND STATISTICAL RESULTS

	Three Months Ended
	March 31				Percent
	2008		2007		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	23,359		22,893		2.0
Revenue passenger miles (RPM) (millions)	19,214		18,618		3.2
Passenger load factor	82.3%		81.3%		1.0
Revenue passengers (millions)	15.9		15.6		1.9
Passenger revenue per RPM (yield)	13.78	¢	13.39	¢	2.9
Passenger revenue per ASM (RASM)	11.34	¢	10.89	¢	4.1

Fuel gallons consumed - Consolidated (millions) (1)	420		419		0.2

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,144		21,252		(0.5)
Revenue passenger miles (RPM) (millions)	17,621		17,492		0.7
Passenger load factor	83.3%		82.3%		1.0
Revenue passengers (millions)	12.3		12.9		(4.7)
Passenger revenue per RPM (yield)	12.71	¢	12.59	¢	1.0
Passenger revenue per ASM (RASM)	10.59	¢	10.36	¢	2.2

Fuel gallons consumed - Mainline (millions) (2)	367		378		(2.9)

(1)          Consolidated statistics include Northwest Airlink regional carriers.

(2)          Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

MAINLINE OPERATING STATISTICAL RESULTS (1)

	Three Months Ended
	March 31				Percent
	2008		2007		Change
Total operating ASM (millions)	21,269		21,268		—

Passenger service operating expense per total ASM (2) (3)	12.24	¢	10.32	¢	18.6
Mainline fuel expense per total ASM	4.54	¢	2.95	¢	53.9

Mark-to-market gains (losses) per total ASM related to fuel derivative contracts that settle in future periods	(0.04	)¢	0.13	¢	n/m

Mainline fuel expense per total ASM, excluding mark-to-market gains (losses) related to fuel derivative contracts that settle in future periods	4.50	¢	3.08	¢	46.1

Cargo ton miles (millions)	458		457		0.2
Cargo revenue per ton mile	43.10	¢	41.40	¢	4.1
Fuel gallons consumed (millions)	367		378		(2.9)
Average fuel cost per gallon, excluding taxes	279.74	¢	177.13	¢	57.9

Mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts that settle in future periods	(3.20	)¢	7.57	¢	n/m

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains related to fuel derivative contracts that settle in future periods	276.54	¢	184.70	¢	49.7

Number of operating aircraft at end of period	348		375		(7.2)
Full-time equivalent employees at end of period	30,053		30,008		0.1

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

(3)          Passenger service operating expense excludes the following items unrelated to passenger service operations, net of eliminations where applicable:

	Three Months Ended
	March 31
(In millions)	2008	2007
Goodwill impairment	$3,917	$—
Regional carrier expenses	413	274
Freighter operations	182	134
MLT Inc.	44	55
Other	19	16

Results of Operations – Three months ended March 31, 2008 and 2007

Operating Revenues.  Operating revenues increased 8.8% ($254 million), the result of increased regional carrier revenues, system passenger revenue, charter revenue, and other revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.  On the Effective Date, in conjunction with implementing fresh-start reporting, the Company changed its policies pertaining to the accounting for frequent flyer obligations.  Frequent flyer obligations are now recognized on a deferred revenue method versus an incremental cost method.  The impact of the changes to accounting for frequent flyer obligations on the Successor Company was a reduction of $26.0 million in mainline passenger revenue and an increase of $3.8 million in regional carrier revenue for the three months ended March 31, 2008.  The following analysis by region outlines the Company’s performance as reported and excluding fresh-start related changes:

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2008
Passenger revenues (in millions)	$1,392		$539		$308		$2,239		$2,649

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(23)		$24		$36		$37		$155
Percent	(1.6)%		4.7%		13.2%		1.7%		6.2%

Scheduled service ASMs (capacity)	(3.6)%		(2.4)%		16.4%		(0.5)%		2.0%
Scheduled service RPMs (traffic)	(0.6)%		(1.7)%		11.3%		0.7%		3.2%
Passenger load factor	2.5	pts.	0.7	pts.	(3.6	)pts.	1.0	pts.	1.0	pts.
Yield	(1.1)%		6.6%		1.7%		0.9%		2.9%
Passenger RASM	2.0%		7.5%		(2.8)%		2.2%		4.1%

Excluding fresh-start related changes:
2008
Passenger revenues (in millions)	$1,396		$557		$312		$2,265		$2,671

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(19)		$42		$40		$63		$177
Percent	(1.3)%		8.2%		14.7%		2.9%		7.1%

Yield	(0.8)%		10.1%		3.1%		2.1%		3.8%
Passenger RASM	2.3%		11.0%		(1.5)%		3.4%		5.0%

Regional Carrier Revenues.  Regional carrier revenues increased 40.4 percent ($118 million) to $410 million primarily due to a 34.9 percent increase in available seat miles, resulting in a 4.1 percent improvement in unit revenue.

Cargo Revenues.  Cargo revenues increased 4.8 percent ($9 million) to $198 million due primarily to a 4.1 percent improvement in yield.

Other Revenues.  Other revenues increased 47.4 percent ($90 million) due to increased charter and partner revenues, and the portion of payments received from non-airline marketing partners for frequent flyer miles that is now recorded in Other Revenues.

Operating Expenses.  Operating expenses increased $4.5 billion for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  The effects of fresh-start reporting and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1).  During the first quarter of 2008, the Company recorded impairment charges associated with aircraft and goodwill, the impacts are itemized in column (2). On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact of which is itemized in column (3).  Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4).  The following table and notes present operating expenses for the three months ended March 31, 2008 and 2007 and describe significant year-over-year variances:

	Successor	Predecessor	Increase (Decrease) Due To:
	Three	Three	(1)	(2)	(3)	(4)
	Months	Months	Fresh-Start/					Total
	Ended	Ended	Exit-Related		Mesaba			Increase
	March 31,	March 31,	Stock Comp	Impairment	Net of			(Decrease)	Percent
(In millions)	2008	2007	Expense	Charges	Elimination	Operations	Note	from 2007	Change
Operating Expenses
Aircraft fuel and taxes	$1,114	$704	$—	$—	$1	$409	A	$410	58.2%
Salaries, wages and benefits	670	615	8	—	35	12	B	55	8.9
Aircraft maintenance						—
materials and repairs	221	184	—	—	10	27	C	37	20.1
Selling and marketing	193	191	—	—	—	2	D	2	1.0
Depreciation and amortization	148	121	(2)	17	2	10	D	27	22.3
Other rentals and landing fees	138	141	—	—	5	(8)	D	(3)	(2.1)
Aircraft rentals	93	96	—	—	—	(3)	D	(3)	(3.1)
Regional carrier expenses	205	211	—	—	(54)	48	E	(6)	(2.8)
Goodwill impairment	3,917	—	—	3,917	—	—	F	3,917	n/m
Other	481	409	—	—	11	61	G	72	17.6
Total operating expenses	$7,180	$2,672	$6	$3,934	$10	$558		$4,508	168.7%

A.           Aircraft fuel and taxes increased due to a 49.7 percent increase in the average mainline fuel cost per gallon, excluding fuel taxes and mark-to-market adjustments related to fuel derivative contracts that will settle in future periods.  During the first quarter of 2008, we recognized $5.3 million of net fuel derivative gains as reductions in fuel expense, including $12.3 million of unrealized losses related to fuel derivative contracts that will settle during the remainder of 2008.

B.             Salaries, wages and benefits were relatively flat year-over-year after the effects of fresh-start reporting, exit-related stock compensation expense and the consolidation of Mesaba.

C.             Aircraft maintenance materials and repairs increased largely due to increased engine repairs.

D.            Selling and marketing expense, depreciation and amortization, other rentals and landing fees and aircraft rentals were relatively flat year-over-year.  See “Item 1. Financial Statements, Note 12 – Aircraft Impairments” for information pertaining to aircraft-related impairments recorded during the first quarter.

E.              Regional carrier expenses increased primarily due to higher fuel costs.

F.              During the first quarter of 2008, the Company recorded a non-cash goodwill impairment charge to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  See “Note 4 - Goodwill and Intangibles” for additional information.

G.             Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year largely due to an increase in outside services with the shift to third party vendors versus internally staffed station operations.  Increased personnel expenses and supplies also contributed to the variance.

Other Income and Expense.  Non-operating expense decreased 82.6% ($408 million) year-over-year primarily due to the Company’s emergence from bankruptcy thus eliminating reorganization expenses.  See “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Tax Expense (Benefit).  Given recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability.  It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  See “Item 1. Financial Statements, Note 8 – Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash and cash equivalents of $3.2 billion, unrestricted short-term investments of $40 million, and borrowing capacity under an undrawn credit facility of $117 million, providing total available liquidity of $3.3 billion.  This amount excludes $484 million of restricted short-term investments (which may include amounts held as cash).

Cash Flows.  Liquidity increased by $209 million during the three months ended March 31, 2008, primarily due to net cash provided by operating activities.

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2008 was $362 million, which compares with $634 million of cash provided by operating activities for the three months ended March 31, 2007.  The decrease in year-over-year net cash provided by operations was primarily due to reduced net income in 2008 and the 2007 increase in operating cash flows due to the release of bankruptcy-related vendor holdbacks.

Investing Activities.  Investing activities during the three months ended March 31, 2008 included the contribution of $213 million for a minority ownership interest in Midwest Air Partners, LLC which in turn purchased Midwest Air Group, Inc. during the quarter and the purchase of six CRJ900 and eight Embraer 175 aircraft and other related costs. Other related costs included engine purchases, costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  Additionally, during the three months ended March 31, 2008, the Company had decreases in restricted cash, cash equivalents and short-term investments, proceeds from the sales of short-term investments and sold its Class A Preferred share to Pinnacle for a purchase price of $20 million.  Investing activities for the three months ended March 31, 2007 included increases in the Company’s restricted cash, cash equivalents and short-term investments balances due to additional funding of the Company’s irrevocable tax trust, and proceeds from the International Association of Machinists and Aerospace Workers (“IAM”) claim sale which were distributed to employees in April of 2007 as well as the purchase of two A330-300 and other related costs.

Financing Activities.  Financing activities during the three months ended March 31, 2008 consisted primarily of the financing of six CRJ900 and eight Embraer 175 aircraft with long-term debt and scheduled debt payments.  Financing activities in the three months ended March 31, 2007 consisted primarily of scheduled debt payments.

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

Investing activities affecting cash flows and non-cash financing transactions related to the initial acquisition of aircraft consisted of the following for the three months ended March 31, 2008 and 2007:

	Investing Activities Affecting Cash Flows		Non-cash Financing Transactions
	2008	2007	2008	2007

Airbus A330-300	—	—	—	2
CRJ900	6	—	—	—
Embraer 175	8	—	—	—
	14	—	—	2

Debt.  Maturities of long-term debt, excluding capital lease obligations, through December 31, 2012, are as follows (in millions):

remainder of 2008	$355
2009	598
2010	445
2011	620
2012	452

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly called the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since the inception of the Bank Credit Facility.  The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  The first such principal repayment was made on August 21, 2007.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees will be charged at the same credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility received a credit rating of BB from Standard & Poor’s Rating Services (“S&P”) and a Ba3 from Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of March 31, 2008 was 4.87% on both the term loan facility and the revolving credit facility.

The Bank Credit Facility requires ongoing compliance with financial covenants requiring the Company to maintain unrestricted cash of at least $750 million, a collateral coverage ratio of at least 1.50 to 1.0 and a minimum ratio of EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”).  Under a recent amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived from April 1, 2008 through March 31, 2009 and thereafter is determined as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009.	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (including up to $150 million of cash costs) payable in connection with a merger or acquisition to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense (excluding fees and expenses in connection with the recent amendment) and aircraft rent expense (net of certain aircraft sub-lease rental income and without giving effect to any acceleration of rental expense).

Although the Company was in compliance with all required financial covenants as of March 31, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately (in millions):

remainder of 2008	$869
2009	374
2010	854
2011	282
2012	632

Pension Funding Obligations. The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees. Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively. Replacement pension coverage is provided for these employees through 401(k)-type defined contribution plans including the Pilot Money Purchase Plan or, in the case of IAM represented employees, the IAM National Multi-Employer Plan.

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

Critical Accounting Estimates

Goodwill Impairment. The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually as of October 1 or whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting unit to its carrying value) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill. Step 2 of the goodwill impairment test involves measuring the Company’s other assets and liabilities at fair value to calculate an implied fair value of goodwill and measure the amount of impairment, if any.

In completing our first quarter evaluation, we considered the impact of current high fuel prices, Northwest’s recent stock price, other industry trends and the equity value of Northwest implied by the recent Merger announcement and have determined that impairment to goodwill is required. To make this determination, the Company compared the carrying value of its equity to its fair value. For purposes of this evaluation, fair value has been determined based on the implied market value of Northwest’s equity in the announced transaction. As a result of this evaluation, the Company recorded a non-cash goodwill impairment charge of $3.9 billion, or $14.94 per basic and diluted share for the quarter ended, our best estimate of impairment as of the filing date.

Due to the limited time available between the announcement date and the Company’s Form 10-Q filing date, there was insufficient time to complete Step 2 of the goodwill impairment test and calculate the implied fair value of goodwill as described in SFAS No. 142.  Once Step 2 of the goodwill impairment test is completed during the second quarter, the amount of impairment recorded could increase or decrease.  See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” for additional information regarding the goodwill impairment.

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

Other Information

Foreign Currency. The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the Japanese yen. From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen. Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue. The Company hedged 8.6 billion yen of its yen-denominated sales during the three months ended March 31, 2008, resulting in an effective rate of 108.0 yen per U.S. dollar on exercised options, the prevailing average contract rate for the period. The Company did not hedge any of its yen-denominated sales during the three months ended March 31, 2007. The average market yen rate for the quarters ended March 31, 2008 and 2007 was 107.8 and 119.2, respectively.

On occasion, the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales. The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales. As of March 31, 2008, the Company had hedged approximately 47.6% of its anticipated yen-denominated sales for the remainder of 2008 and 21.3% of its anticipated 2009 yen-denominated sales. The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 37.9% of remaining yen-denominated sales at an average rate of 109.3 yen per U.S. dollar and collar options which hedge approximately 9.7% of remaining yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar. The 2009 Japanese yen hedges consist of forward contracts which hedge approximately 15.0% of its 2009 anticipated yen-denominated sales at an average rate of 98.6 yen per U.S. dollar and collar options which hedge approximately 6.3% of remaining yen-denominated sales with a rate range between 99.5 and 103.5 yen per U.S. dollar. As of March 31, 2008, a $49.7 million unrealized loss was outstanding in accumulated other comprehensive income associated with the Japanese yen hedge contracts. The Company did not hedge any of its yen-denominated sales during the three months ended March 31, 2007 and as of March 31, 2007 had no hedges in place for its remaining 2007 yen-denominated sales.

As of March 31, 2008, the Company had also hedged approximately 66.2% of its remaining 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0009 Canadian dollars per U.S. dollar. An $8.2 million unrealized gain was outstanding in accumulated other comprehensive income associated with the Canadian dollar hedge contracts, as of March 31, 2008. The Company did not hedge any of its Canadian dollar denominated sales during the three months ended March 31, 2007 and as of March 31, 2007 had no hedges in place for its remaining 2007 Canadian dollar denominated sales. The average Canadian dollar to U.S. dollar exchange rate for the quarters ended March 31, 2008 and 2007 was 1.00 and 1.17, respectively.

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

As of March 31, 2008, the Company had economically hedged the price of approximately 30% of its projected fuel requirements for the remainder of 2008, through a combination of crude oil collars and three-way collars. All of the Company’s existing fuel derivative contracts expire on or before December 31, 2008. The collars, which hedge the price of approximately 22% of the Company’s expected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a crude oil equivalent price of $103.05 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $87.02 per barrel.  The three-way collars, which hedge the price of approximately 8% of the Company’s expected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a crude oil equivalent price of $104.92 per barrel and capped, on average, at $118.92 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $94.19 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for special hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of March 31, 2008. The Company records any changes in the contracts’ values as mark-to-market adjustments through the Consolidated Statement of Operations on a monthly basis. During the three months ended March 31, 2008, the Company recognized $5.3 million of net fuel derivative gains as reductions in fuel expense, including $12.3 million of unrealized losses related to fuel derivative contracts that will settle during the remainder of 2008. Effective June 2007, the Company began allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our non-consolidated Airlink partners. For the three months ended March 31, 2008, the Company recognized $0.5 million of fuel derivative net gains as reductions in regional carrier expense, including $1.1 million of unrealized losses related to fuel derivative contracts that will settle during the remainder of 2008.

As of March 31, 2007, the Company had hedged the price of approximately 39% of its projected fuel requirements for the remainder of 2007 through a combination of collar options and fixed price swap agreements. The collar options, which hedged the price of approximately 29% of the Company’s projected fuel requirements for the remainder of 2007, consisted of crude oil put options with a price range of $53 to $56.70 per barrel, and related call options at a price of $72 per barrel. The fixed price crude oil swap agreements, which hedged the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, included agreements with a price range of $62 to $64.98 per barrel. Net gains of $22.6 million were recorded as reductions in fuel expense during the three months ended March 31, 2007.

Interest Rates. The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments. During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $429 million. Additionally, during February 2008, the Company entered into individual interest rate swap hedges related to two floating rate debt instruments, with a total cumulative notional amount of $928 million. The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes. The maturity date of each of the interest rate cap and swap hedges corresponds exactly with the maturity dates of the designated debt instruments. As of March 31, 2008, the Company has recorded $16.8 million of unrealized losses in accumulated other comprehensive income (loss) associated with these hedges.

War Risk Insurance. Following September 11, 2001, aviation insurers significantly increased airline insurance premiums and reduced the maximum amount of coverage available to airlines for certain types of claims. In addition, our insurance costs increased significantly following the 2005 Hurricane Katrina and Hurricane Rita events. Our total aviation and other insurance expenses were $7.1 million higher for the three months ended March 31, 2008 than the three months ended March 31, 2000. The FAA is currently providing aviation war risk insurance as required by the Homeland Security Act of 2002 as amended by the Consolidated Appropriations Act of 2005 and subsequently by the Continuing Appropriations Resolution 2007. However, following multiple extensions, this coverage is scheduled to expire on August 31, 2008. While the government may again extend the period that it provides excess war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided. Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be substantially higher than the premiums currently charged by the government, the maximum amount of coverage available would be reduced, and the type of coverage could be more restrictive. Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage, in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations. If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If we were to be involved in an accident, we could be exposed to significant tort liability. Although we carry insurance to cover damages arising from such accidents, resulting tort liability could be higher than our policy limits which could negatively impact our financial condition.

Open Skies Air Services Agreement. In April 2007, the U.S. and the European Union (“E.U.”) approved an “open skies” air services agreement that provides airlines from the U.S. and E.U. Member States open access to each others’ markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and beyond each E.U. Member State.  Under the open skies agreement, which went into effect on March 30, 2008, every U.S. and E.U. airline is authorized to operate between airports in the U.S. and London’s Heathrow, Gatwick and other airports.  As a result of the open skies agreement, the Company announced an expansion of its transatlantic route network with three new daily nonstop flights to London Heathrow from Detroit, Minneapolis/St. Paul and Seattle. Service from Minneapolis/St. Paul began on March 29, 2008 with an arrival at London Heathrow on March 30, 2008. Nonstop service from Detroit and Seattle is scheduled to begin on May 1, 2008 and June 1, 2008, respectively.

Tentative Approval of Six-Way Antitrust Immunity. On June 28, 2007, Northwest and KLM, together with Air France, Delta, Alitalia, and CSA Czech Airlines filed a joint application for antitrust immunity with the DOT. The DOT tentatively approved the application on April 9, 2008. Final approval is expected to follow after the DOT reviews the final round of comments to its “show cause” order, and would enable the carriers to expand their transatlantic networks by coordinating schedules and services with a single, customer-focused objective.

Forward-Looking Statements. Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the ability of the company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the company, difficulties in integrating the operations of the company and Delta following the Merger, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments (including conditions imposed by U.S. or foreign governments to obtain regulatory approval for the Merger), foreign currency exchange rate fluctuations and inflation. Other factors include the possibility that the Merger may not close, including due to the failure to receive required stockholder or regulatory approvals, or the failure of other closing conditions. Northwest cautions that the foregoing list of factors is not exclusive. Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in the company’s Securities and Exchange Commission filings, including the company’s Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is provided under the captions “Foreign Currency” and “Aircraft Fuel” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. Also see “Item 7a. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2007 Form 10-K.

Item 4.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of March 31, 2008, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s 2007 Form 10-K.

Item 1A.       Risk Factors.

See Part I, Item 1A., “Risk Factors,” of the 2007 Form 10-K for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the Company’s 2007 Form 10-K.

Risks Relating to the Pending Merger with Delta Air Lines

Uncertainty about the merger and diversion of management could harm us or the combined company, whether or not the merger is completed.

In response to the announcement of the merger, current and prospective employees could experience uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from our management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the merger is not completed by the end of 2008 as currently anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval of our and Delta Air Lines’ stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. Failure to complete the pending merger would prevent us from realizing the anticipated benefits of the merger. We will also incur transaction costs, whether or not the merger is completed. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The merger involves the integration of two companies that have previously operated independently. Prior to announcement, we did not conduct any integration planning for the two companies. The two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If we agree to these requirements, limitations, costs, divestitures or restrictions, our ability to realize the anticipated benefits of the merger may be impaired.

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

Completion of the merger may result in a second ownership change under Section 382. Pursuant to the Merger Agreement, the Company will elect out of Section 382(l)(5). In that case, Section 382(l)(6) will be applicable to the ownership change that occurred pursuant to the Plan of Reorganization. Nonetheless, a second ownership change could further limit the Company’s ability to utilize its NOL carryforwards for taxable years including or following the subsequent “ownership change.”

Item 6.	Exhibits.

(a)	Exhibits:

2.1

Agreement and Plan of Merger, dated as of April 14, 2008, by and among Delta Air Lines, Inc., Nautilus Merger Corporation and Northwest Airlines Corporation (filed as Exhibit 2.1 to NWA Corp.’s Current Report on Form 8-K filed on April 18, 2008 and incorporated herein by reference).

	*10.1	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement).

	*10.2	Amendment No. 1 to the Northwest Airlines Corporation Key Employee Annual Cash Incentive Program.

	*10.3	Amendment No. 1 to the Northwest Airlines, Inc. 2003 Long Term Cash Incentive Plan.

	*10.4	Amendment No. 1 to Form of Award Agreement for the Northwest Airlines, Inc. 2003 Long Term Cash Incentive Plan.

	*10.5	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan.

	*10.6	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.7	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.8	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.9	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units (Settled in Stock) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.10	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units (Settled in Cash) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.11	Amendment No. 1 to Form of Award Agreement for Stock Appreciation Rights Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.12	Northwest Airlines, Inc. 2008 Retention Plan.

*10.13	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland.

*10.14	Form of Amendment to Management Compensation Agreements between Northwest Airlines, Inc. and Named Executive Officers.

*10.15	Amended and Restated Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Neal S. Cohen.

*10.16	Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and David M. Davis.

*10.17	Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Andrew C. Roberts.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*Compensatory plans in which directors and executive officers of NWA Corp. and Northwest participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2008.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 14, 2008, by and among Delta Air Lines, Inc., Nautilus Merger Corporation and Northwest Airlines Corporation (filed as Exhibit 2.1 to NWA Corp.’s Current Report on Form 8-K filed on April 18, 2008 and incorporated herein by reference).

*10.1	Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement).

*10.2	Amendment No. 1 to the Northwest Airlines Corporation Key Employee Annual Cash Incentive Program.

*10.3	Amendment No. 1 to the Northwest Airlines, Inc. 2003 Long Term Cash Incentive Plan.

*10.4	Amendment No. 1 to Form of Award Agreement for the Northwest Airlines, Inc. 2003 Long Term Cash Incentive Plan.

*10.5	Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.6	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.7	Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.8	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units Granted to Directors under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.9	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units (Settled in Stock) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.10	Amendment No. 1 to Form of Award Agreement for Restricted Stock Units (Settled in Cash) Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.11	Amendment No. 1 to Form of Award Agreement for Stock Appreciation Rights Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan.

*10.12	Northwest Airlines, Inc. 2008 Retention Plan.

*10.13	Retention Agreement and Amendment to Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Douglas M. Steenland.

*10.14	Form of Amendment to Management Compensation Agreements between Northwest Airlines, Inc. and Named Executive Officers.

*10.15	Amended and Restated Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Neal S. Cohen.

*10.16	Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and David M. Davis.

*10.17	Management Compensation Agreement dated as of April 14, 2008 between Northwest Airlines, Inc. and Andrew C. Roberts.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*Compensatory plans in which directors and executive officers of NWA Corp. and Northwest participate.