Form 10-Q/A
period 2008-03-31
NORTHWEST AIRLINES CORP
filed 2008-04-30
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory NOte

                On April 30, 2008, NWA Corp. filed its Quarterly Report on Form 10-Q for the period ended March 31, 2008.  NWA Corp. hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2008 to include Item 5 of Part II.  No other amendments or changes are, or were, made to the Quarterly Report.

PART II. OTHER INFORMATION

Item 5.    Other Information

                On April 24, 2008, the Company entered into an amendment to its Bank Credit Facility which, among other items, waived the Company’s compliance with the Fixed Change Coverage Ratio from April 1, 2008 through March 31, 2009.  Additional information regarding the amendment is included in “Note 10 — Long Term Debt” to Notes to Condensed Consolidated Financial Statements and in “Management’s Discussion of Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” and is incorporated herein by reference.

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

34