Form 10-Q
period 2008-06-30
NORTHWEST AIRLINES CORP
filed 2008-07-30
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number: 1-15285

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

Yes  ☒     No ☐

As of July 22, 2008, there were 253,207,930 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1 to	April 1 to
	Ended June 30,	June 30,	May 31,
(Unaudited, in millions except per share amounts)	2008	2007	2007
Operating Revenues
Passenger	$2,558	$861	$1,566
Regional carrier revenues	512	135	229
Cargo	212	69	129
Other	294	65	127
Total operating revenues	3,576	1,130	2,051

Operating Expenses
Aircraft fuel and taxes	1,207	270	585
Salaries, wages and benefits	685	205	412
Selling and marketing	197	65	124
Aircraft maintenance materials and repairs	197	64	119
Other rentals and landing fees	153	46	94
Depreciation and amortization	745	39	85
Aircraft rentals	94	31	64
Regional carrier expenses	207	60	131
Goodwill and other indefinite-lived intangibles impairment	(76)	—	—
Other	467	155	275
Total operating expenses	3,876	935	1,889

Operating Income (Loss)	(300)	195	162

Other Income (Expense)
Interest expense, net	(108)	(40)	(87)
Investment income	24	17	25
Reorganization items, net	—	—	1,944
Other, net	(207)	3	(2)
Total other income (expense)	(291)	(20)	1,880

Income (Loss) Before Income Taxes	(591)	175	2,042

Income tax expense (benefit)	(214)	69	(1)

Net Income (Loss)	$(377)	$106	$2,043

Earnings (loss) per common share:
Basic	$(1.43)	$0.41	$23.37
Diluted	$(1.43)	$0.41	$16.87

Average shares used in computation:
Basic	263	262	87
Diluted	263	262	113

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1 to	January 1 to
	Ended June 30,	June 30,	May 31,
(Unaudited, in millions except per share amounts)	2008	2007	2007
Operating Revenues
Passenger	$4,797	$861	$3,768
Regional carrier revenues	922	135	521
Cargo	410	69	318
Other	574	65	317
Total operating revenues	6,703	1,130	4,924

Operating Expenses
Aircraft fuel and taxes	2,321	270	1,289
Salaries, wages and benefits	1,355	205	1,027
Selling and marketing	390	65	315
Aircraft maintenance materials and repairs	418	64	303
Other rentals and landing fees	291	46	235
Depreciation and amortization	893	39	206
Aircraft rentals	187	31	160
Regional carrier expenses	412	60	342
Goodwill and other indefinite-lived intangibles impairment	3,841	—	—
Other	948	155	684
Total operating expenses	11,056	935	4,561

Operating Income (Loss)	(4,353)	195	363

Other Income (Expense)
Interest expense, net	(222)	(40)	(219)
Investment income	61	17	56
Reorganization items, net	—	—	1,551
Other, net	(216)	3	(2)
Total other income (expense)	(377)	(20)	1,386

Income (Loss) Before Income Taxes	(4,730)	175	1,749

Income tax expense (benefit)	(214)	69	(2)

Net Income (Loss)	$(4,516)	$106	$1,751

Earnings (loss) per common share:
Basic	$(17.19)	$0.41	$20.03
Diluted	$(17.19)	$0.41	$14.28

Average shares used in computation:
Basic	263	262	87
Diluted	263	262	113

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 30,	December 31,
(Unaudited, in millions except share data)	2008	2007
Assets

Current Assets
Cash and cash equivalents	$3,216	$2,939
Unrestricted short-term investments	40	95
Restricted cash, cash equivalents and short-term investments	424	725
Accounts receivable, less allowance (2008—$4, 2007—$4)	773	776
Flight equipment spare parts, less allowance (2008—$20, 2007—$10)	132	135
Maintenance and operating supplies	197	180
Prepaid expenses and other	462	187
Total current assets	5,244	5,037

Property and Equipment
Flight equipment, net	7,913	7,520
Other property and equipment, net	594	558
Total property and equipment	8,507	8,078

Flight Equipment Under Capital Leases, Net	8	8

Other Assets
Goodwill	2,873	6,035
International routes, less accumulated amortization (2008—$3; 2007—$2)	2,390	2,976
Other intangibles, less accumulated amortization (2008—$32; 2007—$54)	1,504	2,136
Investments in affiliated companies	4	24
Other, less accumulated depreciation and amortization (2008—$19; 2007—$8)	337	223
Total other assets	7,108	11,394
Total Assets	$20,867	$24,517

Liabilities and Stockholders’ Equity

Current Liabilities
Air traffic liability/deferred frequent flier liability	$2,511	$2,004
Accounts payable and other liabilities	1,658	1,651
Current maturities of long-term debt	633	446
Current obligations under capital leases	8	3
Total current liabilities	4,810	4,104

Long-Term Debt	6,730	6,515

Long-Term Obligations Under Capital Leases	119	124

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,636	3,638
Deferred frequent flier liability	1,465	1,490
Deferred income taxes	913	1,131
Other	170	138
Total deferred credits and other liabilities	6,184	6,397

Common Stockholders’ Equity
Common stock, $.01 par value; shares authorized—400,000,000; shares issued—247,048,090 and 233,187,998 at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	7,298	7,235
Retained earnings (accumulated deficit)	(4,174)	342
Accumulated other comprehensive income (loss)	(102)	(202)
Treasury stock—2,931 and 1,684 at June 30, 2008 and December 31, 2007, respectively	—	—
Total common stockholders’ equity	3,024	7,377
Total Liabilities and Stockholders’ Equity	$20,867	$24,517

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1 to	January 1 to
	Ended June 30,	June 30,	May 31,
(Unaudited, in millions)	2008	2007	2007
Cash Flows from Operating Activities
Net income (loss)	$(4,516)	$106	$1,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	893	39	206
Income tax expense (benefit)	(214)	69	(2)
Pension and other postretirement benefit contributions less than (greater than) expense	(8)	—	(2)
Stock-based compensation	71	10	—
Reorganization items, net	—	—	(1,551)
Investment impairment	213	—	—
Goodwill and other indefinite-lived intangibles impairment	3,841	—	—
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Changes in certain assets and liabilities	(302)	(77)	15
Air traffic liability/deferred frequent flier liability	483	16	448
Long-term vendor deposits/holdbacks	—	147	163
Post-emergence reorganization payments	(5)	(67)	—
Other, net	21	(4)	18
Net cash provided by (used in) operating activities	477	239	1,046

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	—	—	5

Cash Flows from Investing Activities
Capital expenditures	(695)	(128)	(312)
Purchase of short-term investments	—	—	(44)
Proceeds from sales of short-term investments	55	9	15
Investment in affiliated companies	(213)	—	—
Decrease (increase) in restricted cash, cash equivalents and short-term investments	300	(7)	(74)
Cash and cash equivalents acquired in acquisition of Mesaba Aviation, Inc.	—	—	16
Proceeds from sale of investment in affiliate	20	—	—
Other, net	14	(1)	1
Net cash provided by (used in) investing activities	(519)	(127)	(398)

Cash Flows from Financing Activities
Proceeds from long-term debt	476	67	326
Proceeds from short-term borrowings	133	—	—
Payments of long-term debt and capital lease obligations	(216)	(59)	(610)
Proceeds from equity rights offering	—	750	—
Payments related to equity rights offering	—	—	(22)
Other, net	(74)	1	(1)
Net cash provided by (used in) financing activities	319	759	(307)

Increase (Decrease) in Cash and Cash Equivalents	277	871	346

Cash and cash equivalents at beginning of period	2,939	1,807	1,461
Cash and cash equivalents at end of period	$3,216	$2,678	$1,807

Available to be borrowed under credit facilities	$—	$127	$127

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,256	$3,310	$2,445

Supplemental Cash Flow Information:
Interest paid	$221	$53	$208

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$—	$84	$167

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), the direct parent corporation of Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 Form 10-K”).

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving as many as 251 cities in 24 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”), membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Alitalia, Aeromexico, China Southern, CSA Czech Airlines and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary, and Compass Airlines, Inc. (“Compass”), a wholly-owned subsidiary, which currently operate as Northwest Airlink carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

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

Merger Agreement with Delta.  On April 14, 2008, the Company and Delta entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for the Company to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including obtaining the approval of NWA Corp.’s and Delta’s stockholders and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.  NWA Corp.’s shareholders will vote on the proposed Merger at the annual shareholders meeting to be held on September 25, 2008.  Delta will also hold a special shareholders meeting on that same date to approve share issuances in conjunction with the proposed Merger.

Under the terms of the Merger Agreement, each outstanding share of NWA Corp. common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Management Equity Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

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

On April 14, 2008, prior to the execution of the Merger Agreement, NWA Corp. amended the Rights Plan to provide, among other things, that neither the approval, execution, delivery, announcement or performance of the Merger Agreement or the consummation of the Merger or any other transactions contemplated thereby will cause a triggering event under which the rights would become exercisable.  The amendment also provides that the Rights Plan and the rights established thereby will terminate in all respects immediately prior to the Merger becoming effective.

Restrictions on the Transfer of Common Stock.  To reduce the risk of a limitation under Section 382 of the Internal Revenue Code on the Company’s ability to use its net operating loss carryforwards (“NOLs”), the Amended and Restated Certificate of Incorporation of NWA Corp. restricts certain transfers of common stock for two years after the Company’s emergence from bankruptcy.  Such restrictions can be extended thereafter for three consecutive one year periods (to June 2012) upon, each time, the affirmative vote of the NWA Corp. stockholders.  During the two year period, these restrictions generally provide that any attempted transfer of common stock prior to the expiration of the term of the transfer restrictions will be prohibited and void if such transfer would cause the transferee’s ownership interest in NWA Corp. to increase to 4.95% or above, including an increase in a transferee’s ownership interest from 4.95% or above to a greater ownership interest, unless approved by the Board of Directors on the basis that the transfer does not increase the risk of an ownership change.  In the event that these restrictions are extended beyond the two year period, the Board of Directors will approve proposed transfers that, taking into account all prior transfers, do not result in an aggregate owner shift under Section 382 of more than 30%.  If the aggregate owner shift as of any date after the two year period exceeds 30%, the Board of Directors has the discretion to approve any subsequent transfers subject to the standards applicable during the two year period until the earlier of the date on which the aggregate owner shift no longer exceeds 30%, or the restriction is no longer in effect.

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

Claims Resolution Process.  Pursuant to terms of the Plan of Reorganization, approximately 234.4 million shares of the Successor Company’s common stock will be issued to holders of allowed general unsecured and guaranty claims of the Debtors.  Once a claim is allowed consistent with the claims resolution process, the claimant is entitled to a distribution of new common stock.  Approximately 222.6 million shares of new common stock have been issued and distributed through July 2008, in respect of valid unsecured and guaranty claims.  In total, there are approximately 11.8 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization.  The Merger Agreement contemplates that following the Merger the right to receive shares held in the reserves will become the right to receive shares of Delta common stock adjusted for the exchange ratio.

The Company estimates that the probable range of unsecured claims to be allowed will be between $8.0 and $8.2 billion.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Predecessor Company will receive under the Plan of Reorganization only their pro rata share of the distribution of the newly issued Common Stock of the Successor Company.  Secured claims were deemed unimpaired under the Plan of Reorganization and were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash.

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

The estimated enterprise value and corresponding equity value in fresh-start reporting were highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company in fresh-start reporting was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation were inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  See “Note 4 – Goodwill and Intangibles” for a description of the cumulative net goodwill impairment charges of $3.2 billion recorded in the first and second quarters of 2008.

Note 4 – Goodwill and Intangibles

Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7.  Northwest’s goodwill mainly consists of two components:

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

Identifiable intangible assets consist primarily of international route authorities, trade names, airport slots/airport operating rights, certain partner contracts and other items. International route authorities, certain airport slots/airport operating rights and trade names are indefinite-lived and, as such, are not amortized.  The Company’s definite-lived intangible assets are amortized on a straight-line basis over the remaining estimated lives of the related assets, which span periods of three to 29 years.

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

The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).   For definite-lived intangible assets, impairment evaluations are initiated based on quarterly reviews of key indicators of impairment.  The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.

The Company determined that the announced Merger with Delta was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recorded an impairment charge to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  Based on the 5-day average closing price of Delta’s common stock around the Merger announcement date, the right to receive 1.25 shares of Delta stock for each share of NWA Corp. common stock, and the projected number of NWA Corp.’s common shares to be converted into Delta common stock on the transaction close date, the implied fair value of NWA Corp.’s equity on the announcement date was $3.3 billion.

Due to the limited time available between the Merger announcement date and the Company’s first quarter 2008 Form 10-Q filing date, there was insufficient time to complete Step 2 of the goodwill impairment test and calculate the implied fair value of goodwill.  Therefore, we recorded our best estimate of the impairment as of March 31, 2008.  This implied fair value calculation resulted in the Company recording a goodwill impairment charge of $3.9 billion for the quarter ended March 31, 2008 because we believed the conditions that caused our implied fair value to decline existed as of that date.   Northwest finalized the impairment test of long-lived assets and Step 2 of the goodwill impairment test during the second quarter of 2008, resulting in an additional net charge of $547 million, which includes an adjustment of estimated goodwill from $2.2 billion to the implied fair value of goodwill of $2.9 billion.  The adjustment to goodwill resulted in the reversal of $674 million of impairment expense recorded in the first quarter of 2008 which is classified as goodwill and other indefinite-lived intangibles impairment expense.  Additionally, Northwest recorded $624 million of depreciation and amortization related to impairment of certain flight equipment and definite-lived intangibles, $598 million of impairment expense in goodwill and other indefinite-lived intangibles impairment expense related to indefinite-lived intangibles, $213 million in other non-operating expense related to other than temporary impairment on investments in affiliated companies and $214 million in income tax benefit related to the reversal of deferred tax liabilities related to certain of the indefinite-lived intangible assets.

The indefinite-lived intangibles were impaired to fair value if the fair value was lower than the carrying amount, in accordance with SFAS No. 142.  The definite-lived intangibles and flight equipment were subject to recoverability tests to determine if a loss in fair value measured in Step 2 would result in an impairment charge, in accordance with the guidance in SFAS No. 144.  The investment in affiliated companies consists of a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment).   This equity investment was subject to a recoverability test in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).  Under APB 18, a loss in value of an investment which is other than a temporary decline should be recognized.  Refer to “Note 5 – Fair Value Measurements” for details about the fair value measurements used in recognizing these impairments.

The following table presents a roll-forward of the intangible assets affected by impairment charges as the result of the impairment analyses performed during the second quarter:

	Successor
	Definite-lived intangibles		Indefinite-lived intangibles
			Pacific Routes
	SkyTeam		and Narita
	Alliance and		Airport	NWA Trade
	Other Code	NWA Customer	Operating	Name and
(In thousands)	Share Partners	Relationships	Rights	Other
December 31, 2007 gross carrying amount	$461,900	$530,000	$2,961,700	$663,625
December 31, 2007 accumulated amortization	(8,981)	(34,352)	—	—
December 31, 2007 net carrying amount	452,919	495,648	2,961,700	663,625

Amortization Expense	(6,784)	(14,722)	—	—
SFAS No. 142 Impairment	—	—	(584,700)	(13,200)
SFAS No. 144 Impairment	(106,653)	(480,926)	—	—
June 30, 2008 net carrying amount	$339,482	$—	$2,377,000	$650,425

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets in future periods will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Adjustments to goodwill during the six months ended June 30, 2008 are shown in the table below:

(In thousands)
Balance as of December 31, 2007	$6,034,609
Impairment charges, net	(3,243,377)
Adjustments related to deferred tax assets	74,013
Other	8,020
Balance as of June 30, 2008	$2,873,265

The following table presents information about our intangible assets, including goodwill, at June 30, 2008 and December 31, 2007:

		Successor
		June 30, 2008		December 31, 2007
	Remaining	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Asset Life	Amount	Amortization	Amount	Amortization
SkyTeam alliance & other code share partners	29	$352,200	$(12,718)	$461,900	$(8,981)
England airport operating rights	4	16,000	(3,467)	16,000	(1,867)
NWA customer relationships	8	—	—	530,000	(34,352)
WorldPerks affinity card contract	14	195,700	(14,134)	195,700	(7,611)
WorldPerks marketing partner relationships	21	43,000	(2,117)	43,000	(1,140)
Visa contract	3	11,900	(3,223)	11,900	(1,735)

Pacific routes and Narita slots/airport operating rights	Indefinite	2,377,000	—	2,961,700	—
NWA trade name and other	Indefinite	650,425	—	663,625	—
Slots/airport operating rights	Indefinite	283,300	—	283,300	—
Goodwill	Indefinite	2,873,265	—	6,034,609	—

		$6,802,790	$(35,659)	$11,201,734	$(55,686)

Total amortization expense recognized was approximately $595.8 million for the three month period ended June 30, 2008, $7.9 million for the one month period ended June 30, 2007 and $0.3 million for the two month period ended May 31, 2007. Amortization expense of $619.7 million and $0.6 million was recognized for the six month period ended June 30, 2008 and the five months ended May 31, 2007, respectively.  Of the amortization expense recognized in the second quarter of 2008, $587.6 million was related to SFAS No. 144 impairment expense for the SkyTeam and other code share partners intangible and the customer relationship intangible and reduced the carrying value, so the carrying amount and accumulated amortization related to these assets has been deducted from the current period in the table above.  We expect to record amortization expense of $16.5 million for the remainder of 2008, $32.9 million per year from 2009 through 2010, $31.2 million in 2011 and $28.1 million in 2012.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

(A)      Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

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

	Successor Assets
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
	As of	Identical	Observable	As of	Identical	Observable
	June 30,	Assets	Inputs	December 31,	Assets	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	2007	(Level 1)	(Level 2)	Technique
Cash and cash equivalents	$3,216	$3,216	$—	$2,939	$2,939	$—	(A)
Unrestricted short-term investments	40	—	40	95	95	—	(A),(C)
Restricted cash, cash equivalents, and short-term investments	424	419	5	725	725	—	(A),(C)
Derivatives	330	—	330	60	—	60	(A),(C)
Total	$4,010	$3,635	$375	$3,819	$3,759	$60

	Successor Liabilities
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
	As of	Identical	Observable	As of	Identical	Observable
	June 30,	Liabilities	Inputs	December 31,	Liabilities	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	2007	(Level 1)	(Level 2)	Technique
Derivatives	$14	$—	$14	$3	$—	$3	(A),(C)
Total	$14	$—	$14	$3	$—	$3

Measured on a Non-Recurring Basis.  For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category. Northwest completed Step 2 of the goodwill impairment test during the second quarter of 2008.  During this process, the Company was required to measure the fair value of its assets and liabilities.  Assets and liabilities measured during this process resulted in fair values either at, above or below book value.  Where fair values of assets were below book value, Northwest recorded impairments under the criteria of SFAS No. 142 for indefinite-lived intangibles or performed recoverability tests as described in SFAS No. 144 or APB 18, as appropriate.  Based on the results of the recoverability tests, Northwest recorded impairments on certain definite-lived intangibles and on investments in affiliates.  The losses related to impairments of indefinite-lived intangibles were recorded in other operating expense, impairments of definite-lived intangibles were recorded in depreciation and amortization, and impairments of investments in affiliates were recorded in other non-operating income (expense) on the Condensed Consolidated Statement of Operations based on the fair values of the impaired assets.

The Company also recorded a reversal of $674 million of goodwill impairment in goodwill and other indefinite-lived intangibles impairment expense during the second quarter of 2008 to reflect an adjustment to the $3.9 billion goodwill impairment charge recorded in the first quarter of 2008.  The goodwill measurement recorded in the first quarter of 2008 was an estimate and was adjusted based on the completion of Step 2 of the goodwill impairment test during the second quarter of 2008.  The goodwill impairment amount was affected both by the impairments described above and by changes in fair values that are not recorded on the balance sheet in accordance with generally accepted accounting principles.  The assets itemized below were measured at fair value on a non-recurring basis using information as of March 31, 2008, in conjunction with Step 2 of Northwest’s goodwill impairment test.  See “Note 4 – Goodwill and Intangibles” for further information about the impairment testing process.  These values were recorded as of April 1, 2008:

	Successor Assets
			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable	Total
	Month of	Fair Value	Assets	Inputs	Inputs	Gains	Valuation
(In millions)	Measurement	Measurement	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
Flight equipment, net	Apr 2008	$74	$—	$74	$—	$(36)	(A)
Goodwill (1)	Apr 2008	2,873	—	—	2,873	674	(C)
International routes and other intangible assets (1)	Apr 2008	3,026	—	—	3,026	(1,185)	(A),(C)
Investment in affiliate (2)	Apr 2008	—	—	—	—	(213)	(C)
						$(760)

(1)   Goodwill represents the excess of the fair value of the Company’s assets over the allocated values of the identifiable assets as determined under the guidance of SFAS No. 142 and SFAS No. 141.  International routes and other intangible assets are identified by type in “Note 4 – Goodwill and Intangibles.”  Northwest’s fair value measurements for goodwill, international routes and other intangible assets included significant unobservable inputs (Level 3), which generally include the Company’s five-year business plan, 12-months of historical revenues and expenses by city pair, Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile, and a discount rate.

One of the significant unobservable inputs underlying the goodwill and intangible fair value measurements is the discount rate.  In our Step 2 analysis performed as of March 31, 2008, Northwest determined the discount rate using the Weighted Average Cost of Capital (“WACC”) of the airline industry, which we measured using a Capital Asset Pricing Model (“CAPM”).  The CAPM in our valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure.  The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence.  The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds and the expected market rate of return for equity was measured based on the risk free rate, the airline industry beta, and risk premiums based on the Federal Reserve Statistical Release H.15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008.  These factors resulted in an 11% discount rate on March 31, 2008.  This compares to an 11% discount rate at emergence and a 10.5% discount rate on our last impairment testing date of October 31, 2007.

(2)          The valuation of investments in affiliates consists of Northwest’s investment in Midwest.  This investment was measured at fair value based on an income approach, which included significant unobservable inputs (Level 3).  The unobservable inputs generally include cash flow projections and a discount rate developed using a CAPM, which utilized a similar approach to the discussion of the CAPM above.  However, the industry peer set for Midwest considered other mid-sized airlines similar to Midwest and resulted in a 17.5% discount rate.  Due to Northwest’s position as a minority investor, current cash flow projections would result in the majority investor receiving all of the expected excess cash flows of the entity.

Note 6 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Successor		Predecessor
		Period from	Period from
	Three Months	June 1 to	April 1 to
	Ended June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Domestic	$2,330	$751	$1,404
Pacific, principally Japan	718	231	425
Atlantic	528	148	222
Total operating revenues	$3,576	$1,130	$2,051

	Successor		Predecessor
		Period from	Period from
	Six Months	June 1 to	January 1 to
	Ended June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Domestic	$4,419	$751	$3,346
Pacific, principally Japan	1,386	231	1,064
Atlantic	898	148	514
Total operating revenues	$6,703	$1,130	$4,924

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

	Predecessor
	Period from	Period from
	April 1 to	January 1 to
	May 31,	May 31,
(In millions)	2007	2007
Discharge of unsecured claims and liabilities (a)	$1,763	$1,763
Revaluation of frequent flyer obligations (b)	(1,559)	(1,559)
Revaluation of other assets and liabilities (c)	2,816	2,816
Employee-related charges (d)	(308)	(312)
Abandonment of aircraft and buildings (d)	(275)	(323)
Restructured aircraft lease/debt charges (d)	(72)	(74)
Professional Fees	(43)	(60)
Other (d)	(378)	(700)
Reorganization items, net	$1,944	$1,551

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

(d)   Prior to emergence the Company recorded its final provisions for allowed or projected unsecured claims including employee-related Association of Flight Attendants – Communication Workers of America (“AFA-CWA”) contract related claims, other employee related claims, claims associated with restructured aircraft lease/debt, and municipal bond obligation related settlements.

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities are recognized using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the first quarter of 2003.  The Company continues to maintain a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.

An ownership change under Section 382 of the Internal Revenue Code occurred in connection with the Company’s Plan of Reorganization.  However, the Company does not believe that such change has any material impact on the Company’s ability to use its NOL carryforwards and other tax attributes.

Generally, the Company would not record a tax benefit related to a quarterly net loss unless it had a high degree of confidence that it would record a full-year profit.  A tax benefit of $214 million was recorded during the second quarter of 2008 to decrease the deferred tax liability associated with the impairment of an indefinite-lived intangible asset.

Note 9 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Successor		Predecessor
	Three Months	Period from	Period from
	Ended	June 1 to	April 1 to
	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Numerator:
Net income (loss) applicable to common stockholders	$(377)	$106	$2,043

Effect of dilutive securities:
Gain on discharge of convertible debt	—	—	(82)
Gain on discharge of Series C Preferred Stock	—	—	(60)
Adjusted net income for diluted earnings (loss) per share	$(377)	$106	$1,901

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	263.1	262.2	87.4

Effect of dilutive securities:
Contingently convertible debt	—	—	19.1
Series C Preferred Stock	—	—	6.2
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	263.1	262.2	112.7

Basic earnings (loss) per common share	$(1.43)	$0.41	$23.37

Diluted earnings (loss) per common share	$(1.43)	$0.41	$16.87

	Successor		Predecessor
	Six Months	Period from	Period from
	Ended	June 1 to	January 1 to
	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Numerator:
Net income (loss) applicable to common stockholders	$(4,516)	$106	$1,751

Effect of dilutive securities:
Gain on discharge of convertible debt	—	—	(82)
Gain on discharge of Series C Preferred Stock	—	—	(60)
Adjusted net income for diluted earnings (loss) per share	$(4,516)	$106	$1,609

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	262.7	262.2	87.4

Effect of dilutive securities:
Contingently convertible debt	—	—	19.1
Series C Preferred Stock	—	—	6.2
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	262.7	262.2	112.7

Basic earnings (loss) per common share	$(17.19)	$0.41	$20.03

Diluted earnings (loss) per common share	$(17.19)	$0.41	$14.28

Successor EPS.   For the three and six months ended June 30, 2008, approximately 12 million restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the Company reported a net loss for these periods.

For the period June 1 to June 30, 2007, approximately 13 million restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic earnings per share was computed based on the Predecessor’s weighted average shares outstanding.  Dilutive earnings per share included securities related to the Company’s Series C Preferred Stock and convertible debt.

At May 31, 2007, stock options to purchase approximately 7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Note 10 - Long-Term Debt

As of June 30, 2008, maturities of long-term debt (inclusive of short-term maturities), excluding capital lease obligations, through December 31, 2012 were as follows (in millions):

remainder of	2008	$372	(a)
2009		568
2010		500
2011		632
2012		464

(a)        In November 2007, the Company entered into an accounts receivable financing facility.  The facility size is up to $150 million and as of June 30, 2008, the available amount of $133 million was drawn.  The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly referred to by us as the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since its inception.  The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity.  The first such principal repayment was made on August 21, 2007.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees are 2.125% per annum.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  As of June 30, 2008 the Bank Credit Facility was rated BB by Standard & Poor’s Rating Services (“S&P”) and B1 by Moody’s Investor Services, Inc. (“Moody’s”). Subsequently, on July 25, 2008, S&P downgraded the Bank Credit Facility to BB-. The Bank Credit Facility is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of June 30, 2008 was 4.48% on both the term loan facility and the revolving credit facility.

The Bank Credit Facility requires ongoing compliance with various financial covenants including a requirement for the Company to maintain a minimum ratio of consolidated EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”).  Under a recent amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived from April 1, 2008 through March 31, 2009 followed by a phase-in period as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (but only up to $150 million of cash costs) payable in connection with a merger or acquisition and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense (excluding the fees and expenses of obtaining the April 2008 amendment) and aircraft rent expense (without giving effect to any acceleration of rental expense).  Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges.

Although the Company was in compliance with all required financial covenants as of June 30, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Note 11 – Fleet Information and Commitments

As shown in the following table, Northwest operated a mainline fleet of 339 aircraft at June 30, 2008, consisting of 280 narrow-body and 59 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of June 30, 2008 are also provided.

		In Service
						Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	55	—	2	57	5
A320	148	45	—	28	73	2
A330-200	243	11	—	—	11	—
A330-300	298	21	—	—	21	—

Boeing:
787-8	TBD	—	—	—	—	18
757-200	160-184	38	1	16	55	—
757-300	224	16	—	—	16	—
747-400	403	4	—	12	16	—

McDonnell Douglas:
DC9	100-125	79	—	—	79	—
		269	1	58	328	25

Freighter Aircraft
Boeing 747F		8	—	3	11	—

Total Mainline Operated Aircraft		277	1	61	339	25

Regional Aircraft
CRJ200	50	—	—	141	141	—
Saab 340	33	—	—	49	49	—
CRJ900	76	25	—	—	25	11
Embraer 175	76	24	—	—	24	12

Total Airlink Operated Aircraft		49	—	190	239	23

Total Aircraft		326	1	251	578	48

The Company took delivery of 12 CRJ900 and 15 Embraer 175 aircraft during the six months ended June 30, 2008.    In connection with the acquisition of these 27 aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $476 million.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Successor		Predecessor
	Three Months	Period from	Period from
	Ended	June 1 to	April 1 to
	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Net income (loss)	$(377)	$106	$2,043
Pension, other postretirement, and long-term disabilities benefits	1	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	(1)	—
Change in deferred gain (loss) from hedging activities	83	1	—
Foreign currency translation adjustments	—	—	(1)
Comprehensive income (loss)	$(293)	$106	$2,042

	Successor		Predecessor
	Six Months	Period from	Period from
	Ended	June 1 to	January 1 to
	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007
Net income (loss)	$(4,516)	$106	$1,751
Pension, other postretirement, and long-term disabilities benefits	72	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	(1)	1
Change in deferred gain (loss) from hedging activities	28	1	—
Foreign currency translation adjustments	—	—	(1)
Comprehensive income (loss)	$(4,416)	$106	$1,751

Note 13 – Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage was provided for these employees through 401(k)-type defined contribution plans including the Pilot Money Purchase Plan or, in the case of International Association of Machinists & Aerospace Workers (“IAM”) represented employees, the IAM National Multi-Employer Plan.

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

The Pension Protection Act of 2006 (“2006 Pension Act”) allows commercial airlines to elect special funding rules for defined benefit plans that are frozen.  The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets.  Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006.  As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan was reduced to zero as of September 30, 2006.  New contributions that came due under the 2006 Pension Act funding rules were paid while Northwest was in bankruptcy and must continue to be paid going forward.  If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

Federal legislation enacted in December 2007 effected a change in the retirement age for pilots from age 60 to 65.  Due to this legislative change, the Company has updated its retirement assumptions for pilots and assumes that certain pilots will continue to work past age 60. This change had an immaterial impact on Northwest’s overall pension benefit and other postretirement obligations.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Three Months	Period from	Period from	Three Months	Period from	Period from
	Ended	June 1 to	April 1 to	Ended	June 1 to	April 1 to
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007	2008	2007	2007
Defined benefit plan costs
Service cost	$6	$4	$8	$6	$2	$4
Interest cost	141	46	90	12	4	9
Expected return on plan assets	(140)	(48)	(83)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(6)
Recognized net actuarial loss and other events	—	—	7	—	—	6
Net periodic benefit cost	7	2	22	18	6	13

Defined contribution plan costs	27	4	7	—	—	—

Total benefit cost	$34	$6	$29	$18	$6	$13

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Six Months	Period from	Period from	Six Months	Period from	Period from
	Ended	June 1 to	January 1 to	Ended	June 1 to	January 1 to
	June 30,	June 30,	May 31,	June 30,	June 30,	May 31,
(In millions)	2008	2007	2007	2008	2007	2007
Defined benefit plan costs
Service cost	$11	$4	$19	$12	$2	$10
Interest cost	282	46	225	24	4	22
Expected return on plan assets	(280)	(48)	(207)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(15)
Recognized net actuarial loss and other events	—	—	18	—	—	16
Net periodic benefit cost	13	2	55	36	6	33

Defined contribution plan costs	55	4	23	—	—	—

Total benefit cost	$68	$6	$78	$36	$6	$33

Note 14 – Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective.  The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant to Company employees equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and/or other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be to any employee of the Company or its subsidiaries.  The number of participants participating in the 2007 Plan will vary from year to year.  At its inception, the 2007 Plan provided that 21.3 million shares of common stock of the Successor Company were available for issuance under the plan.  As of June 30, 2008, approximately 6.9 million shares remained available for new awards to be granted under the 2007 Plan.

The total stock-based non-cash compensation expense related to stock-based plans and liability awards for the three months ended June 30, 2008 was $38.1 million and $0.7 million, respectively. The total stock-based non-cash compensation expense related to stock-based plans and liability awards for the month and quarter of June 2007 was $9.5 million and $0.3 million, respectively. The total stock-based non-cash compensation expense related to stock-based plans and liability awards for the six months ended June 30, 2008 was $70.0 million and $1.2 million, respectively.  There was no corresponding tax benefit in 2008 or 2007 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.   See “Note 8 – Income Taxes” for additional information.

Note 15 – Subsequent Events

Aircraft Financing.  On July 15, 2008, the Company entered into a $183 million private debt financing secured by ten 757-200 aircraft and 17 spare engines, which had previously been unencumbered.  The obligation is to be repaid over seven years.

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

On the Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”).  Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence periods are not comparable to the pre-emergence periods.  However, for discussions on the results of operations, the Company believes that comparisons of financial results between the post-emergence and pre-emergence periods provide management and investors with a better perspective of the Company’s core business and on-going operational financial performance and trends.

Merger Agreement with Delta.  On April 14, 2008, the Company and Delta Air Lines, Inc. (“Delta”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for the Company to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including obtaining the approval of NWA Corp.’s and Delta’s stockholders and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.  NWA Corp.’s shareholders will vote on the proposed Merger at the annual shareholders meeting to be held on September 25, 2008.  Delta will also hold a special shareholders meeting on that same date to approve share issuances in conjunction with the proposed Merger.

Under the terms of the Merger Agreement, each outstanding share of NWA Corp. common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Management Equity Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

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

Personnel Reductions. As a result of previously disclosed capacity reductions, the Company recently announced its intention to reduce frontline and management personnel by 2,500. The Company intends to achieve the reductions first through a variety of voluntary programs including early-out programs, voluntary leaves, work rule modifications and attrition, and if voluntary means fail to achieve the targeted reductions, furloughs.

Second Quarter 2008 Results

For the quarter ended June 30, 2008, the Company recorded a net loss of $377 million, which includes net impairment charges of $547 million and a $250 million gain associated with marking-to-market out-of-period fuel hedges. This compares to the combined second quarter 2007 net income of $2.1 billion, which included $1.9 billion related to reorganization items.

Operating revenues in the second quarter increased 12.4 percent versus the second quarter of 2007 to $3.6 billion.  System consolidated passenger revenue increased 10.0 percent to more than $3.1 billion on 3.6 percent additional available seat miles (“ASMs”), resulting in a 6.1 percent increase in unit revenue, excluding fresh-start adjustments.

Operating expenses in the quarter increased 37.3 percent year-over-year to $3.9 billion.  Aircraft fuel and taxes increased 41.2 percent compared with the second quarter of 2008, primarily due to an increase in price.  During the second quarter, fuel averaged $3.45 per gallon, excluding taxes and mark-to-market expense related to future period fuel derivative contracts, up 69.3 percent versus the second quarter of last year.  Additionally, the Company recorded, as additional depreciation and amortization expense, impairment charges of $624 million associated with Step 2 of the goodwill impairment related to aircraft and other long-lived intangible assets. The Company also recorded non-cash impairment charges of $598 million related to the Company’s Pacific routes and reversed $674 million of the non-cash goodwill impairment adjustment recorded in the first quarter in conjunction with Step 2 of the goodwill impairment test.

The Company recorded a non-cash income tax benefit of $214 million in the second quarter of 2008, primarily related to the impairment charges recorded in conjunction with Step 2 of the goodwill impairment test for certain indefinite-lived intangible assets.  The Company recorded a non-cash income tax expense in the combined second quarter of 2007 of $68 million

At June 30, 2008, the Company had cash and cash equivalents of $3.2 billion and unrestricted short-term investments of $40 million, providing total available liquidity of $3.3 billion.  This amount excludes $424 million of restricted short-term investments (which may include amounts held as cash).

Operating Statistics – Three and six months ended June 30, 2008 and 2007

Information with respect to the Company’s operating statistics follows:

PASSENGER AND REGIONAL CARRIER REVENUES AND STATISTICAL RESULTS

	Three Months Ended						Six Months Ended
	June 30				Percent		June 30				Percent
	2008		2007		Change		2008		2007		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	24,519		23,656		3.6		47,878		46,549		2.9
Revenue passenger miles (RPM) (millions)	20,852		20,192		3.3		40,067		38,810		3.2
Passenger load factor	85.0%		85.4%		(0.4	)pts.	83.7%		83.4%		0.3	pts.
Revenue passengers (millions)	17.5		17.4		0.6		33.3		33.0		0.9
Passenger revenue per RPM (yield)	14.73	¢	13.82	¢	6.6		14.27	¢	13.62	¢	4.8
Passenger revenue per ASM (RASM)	12.52	¢	11.80	¢	6.1		11.95	¢	11.35	¢	5.3

Fuel gallons consumed - Consolidated (millions) (1)	436		433		0.7		856		851		0.6

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,913		21,897		0.1		43,058		43,148		(0.2)
Revenue passenger miles (RPM) (millions)	18,839		18,811		0.1		36,459		36,303		0.4
Passenger load factor	86.0%		85.9%		0.1	pts	84.7%		84.1%		0.6	pts.
Revenue passengers (millions)	13.3		14.1		(5.7)		25.6		27.0		(5.2)
Passenger revenue per RPM (yield)	13.58	¢	12.90	¢	5.3		13.16	¢	12.75	¢	3.2
Passenger revenue per ASM (RASM)	11.67	¢	11.08	¢	5.3		11.14	¢	10.73	¢	3.8

Fuel gallons consumed - Mainline (millions) (2)	376		390		(3.6)		743		769		(3.4)

(1)   Consolidated statistics include Northwest Airlink regional carriers.

(2)          Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

MAINLINE OPERATING STATISTICAL RESULTS (1)

	Three Months Ended					Six Months Ended
	June 30				Percent	June 30				Percent
	2008		2007		Change	2008		2007		Change
Total operating ASM (millions)	22,058		21,921		0.6	43,327		43,188		0.3

Passenger service operating expense
per total ASM (2) (3)	12.04	¢	10.47	¢	15.0	12.14	¢	10.39	¢	16.8
Mainline fuel expense per total ASM	4.66	¢	3.42	¢	36.3	4.60	¢	3.19	¢	44.2

Mark-to-market gains (losses) per total ASM related to fuel derivative contracts that settle in future periods	0.90	¢	(0.03	)¢	n/m	0.44	¢	0.04	¢	n/m

Mainline fuel expense per total ASM, excluding mark-to-market gains related to fuel derivative contracts that settle in future periods	5.56	¢	3.39	¢	64.0	5.04	¢	3.23	¢	56.0

Cargo ton miles (millions)	459		505		(9.1)	917		962		(4.7)
Cargo revenue per ton mile	46.27	¢	39.19	¢	18.1	44.69	¢	40.24	¢	11.1
Fuel gallons consumed (millions)	376		390		(3.6)	743		769		(3.4)
Average fuel cost per gallon, excluding taxes	287.80	¢	205.89	¢	39.8	283.82	¢	191.74	¢	48.0

Mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts that settle in future periods	57.30	¢	(2.01	)¢	n/m	27.42	¢	2.70	¢	n/m

Average fuel cost per gallon, excluding fuel taxes and mark-to-market gains related to fuel derivative contracts that settle in future periods	345.10	¢	203.88	¢	69.3	311.24	¢	194.44	¢	60.1

Number of operating aircraft at end of period						339		372		(8.9)
Full-time equivalent employees at end of period						29,674		29,589		0.3

(1)	Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

(2)

This financial measure excludes non-passenger service expenses. The Company believes that providing financial measures directly related to passenger service operations allows investors to evaluate and compare the Company’s core operating results to those of the industry.

(3)	Passenger service operating expense excludes the following items unrelated to passenger service operations, net of eliminations where applicable:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2008	2007	2008	2007
Goodwill impairment	$(674)	$—	$3,243	$—
Other impairment charges	1,222	—	1,240	—
Regional carrier expenses	446	305	859	579
Freighter operations	157	154	323	288
MLT Inc. - net of intercompany eliminations	39	50	84	105
Other	29	19	48	35

Results of Operations – Three months ended June 30, 2008 and 2007

Operating Revenues.  Operating revenues increased 12.4 percent ($395 million), the result of increased regional carrier revenues, system passenger revenue, charter revenue, and other revenue.

System Passenger Revenues. In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.  On the Effective Date, in conjunction with implementing fresh-start reporting, the Company changed its policies pertaining to the accounting of frequent flyer obligations and breakage of passenger tickets.  Frequent flyer obligations are now recognized on a deferred revenue method versus an incremental cost method.  The impact of the changes to accounting for frequent flyer obligations on the Successor Company was an increase of $1 million in mainline passenger revenue and an increase of $4 million in regional carrier revenue for the three months ended June 30, 2008 and a reduction of $7 million in mainline passenger revenue and an increase of $1 million in regional carrier revenue in June 2007.  The following analysis by region outlines the Company’s performance as reported and excluding the fresh-start related changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2008
Passenger revenues (in millions)	$1,529		$576		$453		$2,558		$3,070

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(19)		$51		$99		$131		$279
Percent	(1.2)%		9.7%		28.0%		5.4%		10.0%

Scheduled service ASMs (capacity)	(6.7)%		(0.9)%		28.1%		0.1%		3.6%
Scheduled service RPMs (traffic)	(5.9)%		0.6%		22.0%		0.1%		3.3%
Passenger load factor	0.7	pts.	1.4	pts.	(4.2	)pts.	0.1	pts.	(0.4	)pts.
Yield	5.0%		9.1%		4.8%		5.3%		6.6%
Passenger RASM	5.9%		10.8%		(0.2)%		5.3%		6.1%

Excluding fresh-start related changes:
2008
Passenger revenues (in millions)	$1,524		$582		$451		$2,557		$3,065

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(55)		$53		$98		$96		$241
Percent	(3.5)%		10.0%		27.8%		3.9%		8.5%

Yield	2.6%		9.2%		4.8%		3.8%		5.2%
Passenger RASM	3.5%		10.9%		(0.2)%		3.8%		4.7%

Regional Carrier Revenues.  Regional carrier revenues increased 40.7 percent ($148 million) to $512 million primarily due to a 48.0 percent increase in available seat miles, resulting in a 4.8 percent decrease in unit revenue.

Cargo Revenues.  Cargo revenues increased 7.1 percent ($14 million) to $212 million due primarily to an 18.1 percent improvement in yield offset by a 9.1 percent decrease in volume.

Other Revenue.  Other revenue increased 53.1 percent ($102 million) to $294 million due primarily to increased charter and partner revenues, and the portion of payments received from non-airline marketing partners for frequent flyer miles that is now recorded in Other Revenues.

Operating Expenses.  Operating expenses increased 37.3 percent ($1.1 billion) for the three months ended June 30, 2008.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  The effects of fresh-start reporting and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1).  During the second quarter of 2008, the Company recorded impairment charges associated with international routes, other intangibles and aircraft and reversed a portion of an impairment charge to goodwill recorded in first quarter, the impacts are itemized in column (2).  On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary, the impact for the portion of the second quarter of 2008 when Mesaba was not a wholly owned subsidiary in the second quarter of 2007 is itemized in column (3).  Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4).  The following table and notes present operating expenses for the three months ended June 30, 2008 and 2007 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Three Months Ended		(1)	(2)	(3)	(4)
			Fresh-Start/					Total
		Combined	Exit-Related		Mesaba			Increase
	June 30,	June 30,	Stock Comp	Impairment	Net of			(Decrease)	Percent
(In millions)	2008	2007	Expense	Charges	Elimination	Operations	Note	from 2007	Change
Operating Expenses
Aircraft fuel and taxes	$1,207	$855	$—	$—	$—	$352	A	$352	41.2%
Salaries, wages and benefits	685	617	13	—	12	43	B	68	11.0
Selling and marketing	197	189	—	—	—	8	C	8	4.2
Aircraft maintenance materials and repairs	197	183	—	—	4	10	C	14	7.7
Other rentals and landing fees	153	140	—	—	2	11	C	13	9.3
Depreciation and amortization	745	124	(1)	624	1	(3)	C	621	500.8
Aircraft rentals	94	95	—	—	—	(1)	C	(1)	(1.1)
Regional carrier expenses	207	191	—	—	(20)	36	D	16	8.4
Goodwill and other indefinite-lived intangibles	(76)	—	—	(76)	—	—	E	(76)	n/m
Other	467	430	—	—	—	37	F	37	8.6
Total operating expenses	$3,876	$2,824	$12	$548	$(1)	$493		$1,052	37.3%

A.           Aircraft fuel and taxes increased due to a 39.8 percent increase in the average fuel cost per gallon to $2.88 offset by a 3.6 percent decrease in gallons consumed. During the second quarter of 2008 we recognized $269.3 million in net fuel derivative contract gains, consisting of $229.5 million in mark-to-market gains related to fuel derivative contracts that will settle in future periods and gains of $39.8 million for contracts settled in the current period. During the second quarter of 2007 we recognized $6.4 million in net fuel derivative contract losses, consisting of $7.8 million in mark-to-market losses related to fuel derivative contracts that settled after June 30, 2007, partially offset by gains of $1.4 million for contracts settled in the period.

B.             Salaries and wages increased $24 million due to increased volume, employee retention program expense and summer reliability program expense, partially offset by decreased employee profit sharing program related expense. Benefits increased $18 million due to higher group insurance costs and higher pension costs.

C.             Selling and marketing expense, aircraft maintenance materials and repairs expense, other rentals and landing fees, depreciation and amortization, and aircraft rentals were relatively flat year-over-year.

D.            Regional carrier expense increased year-over-year primarily due to higher fuel costs.

E.              During the second quarter of 2008, as part of Step 2 of the goodwill impairment test, the Company recorded non-cash impairment charges to certain indefinite-lived intangibles and reversed a portion of the goodwill impairment charge recorded in the first quarter to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date. See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” and “Item 1. Financial Statements, Note 5 – Fair Value Measurements” for additional information.

F.              Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increases in outside services with the shift to third party vendors versus internally staffed station operations. Increases in personnel expenses and communication expenses also contributed to the increase.

Other Income and Expense. The Company recorded non-operating expense of $291 million in the second quarter of 2008 as compared to non-operating income of $1.9 billion in the second quarter of 2007, primarily due to a $1.8 billion gain on debt discharge and $1.3 billion in net gains associated with the revaluation of our assets and liabilities as part of our adoption of fresh-start accounting in the second quarter of 2007 and the impairment of its $213 million minority ownership interest in Midwest Air Partners, LLC in conjunction with Step 2 of the goodwill impairment test in the second quarter of 2008. See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” and “Item 1. Financial Statements, Note 5 – Fair Value Measurements” for additional information related to Step 2 of the goodwill impairment test and “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Tax Expense (Benefit). The Company recorded a non-cash income tax benefit of $214 million in the second quarter of 2008, primarily related to the impairment charges recorded in conjunction with Step 2 of the goodwill impairment test for certain indefinite-lived intangible assets. The Company recorded a non-cash income tax expense in the combined second quarter of 2007 of $68 million. See “Item 1. Financial Statements, Note 8 – Income Taxes” for additional discussion of the Company’s tax accounts.

Results of Operations – Six months ended June 30, 2008 and 2007

Operating Revenues. Operating revenues increased 10.7 percent ($649 million), the result of increased regional carrier revenues, system passenger revenue, charter revenue, and other revenue.

System Passenger Revenues. In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

The following analysis by region outlines the Company’s year-over-year performance as reported and excluding fresh-start related changes.

	Mainline						Total
	Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2008
Passenger revenues (in millions)	$2,920		$1,116		$761		$4,797		$5,719

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(43)		$77		$134		$168		$435
Percent	(1.5)%		7.4%		21.4%		3.6%		8.2%

Scheduled service ASMs (capacity)	(5.2)%		(1.7)%		22.6%		(0.2)%		2.9%
Scheduled service RPMs (traffic)	(3.4)%		(0.5)%		17.2%		0.4%		3.2%
Passenger load factor	1.5	pts.	1.0	pts.	(3.8	)pts.	0.6	pts.	0.3	pts.
Yield	2.0%		7.9%		3.7%		3.2%		4.8%
Passenger RASM	3.9%		9.2%		(0.9)%		3.8%		5.3%

Excluding fresh-start related changes:
2008
Passenger revenues (in millions)	$2,920		$1,139		$763		$4,822		$5,736

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(74)		$96		$137		$159		$418
Percent	(2.5)%		9.2%		21.9%		3.4%		7.9%

Yield	0.9%		9.7%		4.2%		3.0%		4.5%
Passenger RASM	2.8%		11.0%		(0.4)%		3.6%		4.9%

Regional Carrier Revenues. Regional carrier revenues increased 40.5 percent ($266 million) to $922 million primarily due to a 41.7 percent increase in available seat miles, resulting in a 0.7 percent decrease in unit revenue.

Cargo Revenues. Cargo revenues increased 5.9 percent ($23 million) to $410 million due primarily to an 11.1 percent increase in yield offset by a 4.7 percent decrease in volume.

Other Revenue. Other revenue increased 50.3 percent ($192 million) to $574 million due to increased charter and partner revenues, and the portion of payments received from non-airline marketing partners for frequent flyer miles that is now recorded in Other Revenues.

Operating Expenses. Operating expenses increased $5.6 billion for the six months ended June 30, 2008 as compared to the combined six months ended June 30, 2007. As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. The effects of fresh-start reporting and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1). During 2008, the Company recorded impairment charges associated with goodwill, international routes, other intangibles and aircraft; the impacts are itemized in column (2). On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary; the impact for the portion of 2008 when Mesaba was not a wholly owned subsidiary in 2007 is itemized in column (3). Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4). The following table and notes present operating expenses for the six months ended June 30, 2008 and 2007 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
	Six Months Ended		(1)	(2)	(3)	(4)
			Fresh-Start/					Total
		Combined	Exit-Related		Mesaba			Increase
	June 30,	June 30,	Stock Comp	Impairment	Net of			(Decrease)	Percent
(In millions)	2008	2007	Expense	Charges	Elimination	Operations	Note	from 2007	Change
Operating Expenses
Aircraft fuel and taxes	$2,321	$1,559	$—	$—	$1	$761	A	$762	48.9%
Salaries, wages and benefits	1,355	1,232	21	—	47	55	B	123	10.0
Selling and marketing	390	380	—	—	—	10	C	10	2.6
Aircraft maintenance materials and repairs	418	367	—	—	13	38	C	51	13.9
Other rentals and landing fees	291	281	—	—	6	4	C	10	3.6
Depreciation and amortization	893	245	(3)	642	3	6	C	648	264.5
Aircraft rentals	187	191	—	—	—	(4)	C	(4)	(2.1)
Regional carrier expenses	412	402	—	—	(75)	85	D	10	2.5
Goodwill and other indefinite-lived intangibles	3,841	—	—	3,841	—	—	E	3,841	n/m
Other	948	839	—	—	13	96	F	109	13.0
Total operating expenses	$11,056	$5,496	$18	$4,483	$8	$1,051		$5,560	101.2%

A.

Aircraft fuel and taxes increased due to a 48.0 percent increase in the average fuel cost per gallon to $2.84 offset by a 3.4 percent decrease in gallons consumed. Fuel expense for the 2008 period includes $274.6 million in net fuel derivative contract gains, consisting of $217.2 million in mark-to-market gains related to fuel derivative contracts that will settle in future periods and gains of $57.4 million for contracts settled during the period. Fuel expense for the 2007 period includes $16.2 million in net fuel derivative contract gains, consisting of $20.7 million in mark-to-market gains related to fuel derivative contracts that settled after June 30, 2007, partially offset by losses of $4.5 million for contracts settled during the period.

B.

Salaries, wages and benefits were higher year-over-year primarily due to increased volume, employee retention program expense, summer reliability program expense, and higher group insurance and pension costs, partially offset by decreased employee profit sharing program related expense.

C.

Selling and marketing expense, aircraft maintenance materials and repairs expense, other rentals and landing fees, depreciation and amortization, and aircraft rentals were relatively flat year-over-year.

D.	Regional carrier expenses increased primarily due to higher fuel costs.
E.

During 2008, as part of the goodwill impairment test, the Company recorded non-cash impairment charges to goodwill and other indefinite-lived intangibles to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date. See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” and “Note 5 – Fair Value Measurements” for additional information.

F.

Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increases in outside services with the shift to third party vendors versus internally staffed station operations. Increases in personnel expenses, communication expenses and supplies also contributed to the increase.

Other Income and Expense. The Company recorded non-operating expense of $377 million in the six months ended June 30, 2008 as compared to non-operating income of $1.4 billion in the six months ended June 30, 2007, a difference of $1.7 billion year-over-year, primarily due to a $1.8 billion gain on debt discharge and $1.3 billion in net gains associated with the revaluation of our assets and liabilities as part of our adoption of fresh-start accounting in the six months ended June 30, 2007 and the impairment of its $213 million minority ownership interest in Midwest Air Partners, LLC in conjunction with Step 2 of the goodwill impairment test in the six months ended June 30, 2008. Refer to “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” and “Note 5 – Fair Value Measurements” for additional information. See “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Tax Expense (Benefit). The Company recorded a non-cash income tax benefit of $214 million in the six months ended June 30, 2008, primarily related to the impairment charges recorded in conjunction with Step 2 of the goodwill impairment test for certain indefinite-lived intangible assets. The Company recorded a non-cash income tax expense in the six months ended June 30, 2007 of $67 million. See “Item 1. Financial Statements, Note 8 – Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash and cash equivalents of $3.2 billion and unrestricted short-term investments of $40 million, providing total available liquidity of $3.3 billion. This amount excludes $424 million of restricted short-term investments (which may include amounts held as cash).

Significant Liquidity Events

In November 2007, the Company entered into an accounts receivable financing facility. The facility size is up to $150 million and as of June 30, 2008, the available amount of $133 million was drawn. The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

Cash Flows. Liquidity increased by $121 million during the six months ended June 30, 2008, primarily due to net cash provided by operating activities.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $477 million, which compares with $1.3 billion of net cash provided by operating activities for the six months ended June 30, 2007. The decrease in year-over-year net cash provided by operations was primarily due to reduced net income in 2008 and the 2007 increase in operating cash flows due to the release of bankruptcy-related vendor holdbacks.

Investing Activities. Investing activities during the six months ended June 30, 2008 included the purchase of 12 CRJ900 and 15 Embraer 175 aircraft and other related costs. Other related costs included costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases. On January 31, 2008, the Company also contributed $213 million for a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment). Subsequently, as part of Step 2 of the goodwill impairment test completed during the second quarter of 2008, the Company was required to re-measure the fair value of its investment in Midwest. Based on Midwest’s financial deterioration subsequent to January 31, 2008, the fair value re-measurement of the Company’s investment in Midwest resulted in the Company writing off the carrying value of its investment in Midwest during the second quarter of 2008. For additional information regarding the completion of Step 2 of the goodwill impairment test and the related fair value re-measurement of the Company’s investment in Midwest, see “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles and Note 5 – Fair Value Measurements.” Additionally, during the six months ended June 30, 2008, the Company had decreases in restricted cash, cash equivalents and short-term investments, proceeds from the sales of short-term investments and sold its Class A Preferred share to Pinnacle for a purchase price of $20 million. Investing activities during the six months ended June 30, 2007 included the purchase of four A330-300, two CRJ900, and one Embraer 175 aircraft and other related costs.

Financing Activities. Financing activities during the six months ended June 30, 2008 consisted primarily of the financing of 12 CRJ900 and 15 Embraer 175 aircraft with long-term debt, a draw of $133 million on the accounts receivable financing facility and scheduled debt payments. Financing activities during the six months ended June 30, 2007 consisted primarily of $750 million in proceeds from the equity offering consummated as part of the Company’s emergence from bankruptcy, the financing of one A330-300, two CRJ900, and one Embraer 175 with long-term debt, and the financing of Boeing 787 pre-delivery deposits, partially offset by debt payments and debt prepayments.

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

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the six months ended June 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2008	2007	2008	2007

Airbus A330-300	—	1	—	3
CRJ900	12	2	—	—
Embraer 175	15	1	—	—
	27	4	—	3

Debt. Maturities of long-term debt (inclusive of short-term maturities), excluding capital lease obligations, through December 31, 2012, are as follows (in millions):

remainder of	2008	$372	(a)
	2009	568
	2010	500
	2011	632
	2012	464

(a)          In November 2007, the Company entered into an accounts receivable financing facility. The facility size is up to $150 million and as of June 30, 2008, the available amount of $133 million was drawn. The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly referred to by us as the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since its inception. The final maturity date of the Bank Credit Facility is August 21, 2013. Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94%) due at maturity. The first such principal repayment was made on August 21, 2007. Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion. Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility. As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%. Letter of credit fees are 2.125% per annum. To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum. As of June 30, 2008 the Bank Credit Facility was rated BB by Standard & Poor’s Rating Services (“S&P”) and B1 by Moody’s Investor Services, Inc. (“Moody’s”). Subsequently, on July 25, 2008, S&P downgraded the Bank Credit Facility to BB-. The Bank Credit Facility is secured by a first lien on the Company’s Pacific Route authorities. The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders. The interest rate as of June 30, 2008 was 4.48% on both the term loan facility and the revolving credit facility.

The Bank Credit Facility requires ongoing compliance with various financial covenants including a requirement for the Company to maintain a minimum ratio of EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”). Under a recent amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived from April 1, 2008 through March 31, 2009 followed by a phase-in period as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (but only up to $150 million of cash costs) payable in connection with a merger or acquisition and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry. Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense. Fixed charges are defined as interest expense (excluding fees and expenses of obtaining the April 2008 amendment) and aircraft rent expense (without giving effect to any acceleration of rental expense). Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges.

Although the Company was in compliance with all required financial covenants as of June 30, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately (in millions):

remainder of	2008	$557
	2009	327
	2010	743
	2011	225
	2012	649

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

The Pension Protection Act of 2006 (“2006 Pension Act”) allows commercial airlines to elect special funding rules for defined benefit plans that are frozen. The unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period. The unfunded liability is defined as the actuarial liability calculated using an 8.85% interest rate minus the fair market value of plan assets. Northwest elected the special funding rules for frozen defined benefit plans under the 2006 Pension Act effective October 1, 2006. As a result of this election (1) the funding waivers that Northwest received for the 2003 plan year contributions were deemed satisfied under the 2006 Pension Act, and (2) the funding standard account for each Plan was reduced to zero as of September 30, 2006. New contributions that came due under the 2006 Pension Act funding rules were paid while Northwest was in bankruptcy and must continue to be paid going forward. If the new contributions are not paid, the future funding deficiency that would develop will be based on the regular funding rules rather than the special funding rules.

It is Northwest’s policy to fund annually at least the minimum contribution as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Critical Accounting Estimates

Goodwill and Other Impairments. The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually as of October 1 or whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting unit to its carrying value) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill. Step 2 of the goodwill impairment test involves measuring the Company’s other assets and liabilities at fair value to calculate an implied fair value of goodwill and measure the amount of impairment, if any.

The Company evaluates long-lived tangible assets and definite-lived intangible assets for potential impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). For definite-lived intangible assets, impairment evaluations are initiated based on quarterly reviews of key indicators of impairment. The Company records impairment losses on long-lived assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts.

The Company determined that the announced Merger with Delta was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill. As a result of this evaluation, the Company recorded an impairment charge to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date. Based on the 5-day average closing price of Delta’s common stock around the Merger announcement date, the right to receive 1.25 shares of Delta stock for each share of NWA Corp. common stock, and the projected number of NWA Corp.’s common shares to be converted into Delta common stock on the transaction close date, the implied fair value of NWA Corp.’s equity on the announcement date was $3.3 billion.

Due to the limited time available between the Merger announcement date and the Company’s first quarter 2008 Form 10-Q filing date, there was insufficient time to complete Step 2 of the goodwill impairment test and calculate the implied fair value of goodwill. Therefore, we recorded our best estimate of the impairment as of March 31, 2008. This implied fair value calculation resulted in the Company recording a goodwill impairment charge of $3.9 billion for the quarter ended March 31, 2008 because we believe the conditions that caused our implied fair value to decline existed as of that date. Northwest finalized the impairment test of long-lived assets and Step 2 of the goodwill impairment test during the second quarter of 2008, resulting in an additional net charge of $547 million ($2.08 per share), which includes an adjustment of estimated goodwill from $2.2 billion to the implied fair value of goodwill of $2.9 billion. The adjustment to goodwill resulted in the reversal of $674 million of impairment expense recorded in the first quarter of 2008 which is classified as goodwill and other indefinite-lived intangibles impairment expense. Additionally, Northwest recorded $624 million of depreciation and amortization related to impairment of certain flight equipment and definite-lived intangibles, $598 million of impairment expense in goodwill and other indefinite-lived intangibles impairment expense related to indefinite-lived intangibles, $213 million in other non-operating expense related to other than temporary impairment on investments in affiliated companies and $214 million in income tax benefit related to the reversal of deferred tax liabilities related to certain of the indefinite-lived intangible assets.

The indefinite-lived intangibles were impaired to fair value if the fair value was lower than the carrying amount, in accordance with SFAS No. 142. The definite-lived intangibles and flight equipment were subject to recoverability tests to determine if a loss in fair value measured in Step 2 would result in an impairment charge, in accordance with the guidance in SFAS No. 144. The investment in affiliated companies consists of a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment). This equity investment was subject to a recoverability test in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Under APB 18, a loss in value of an investment which is other than a temporary decline should be recognized. See “Item 1. Financial Statements, Note 5 – Fair Value Measurements” for details about the fair value measurements used in recognizing these impairments. See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” and “Item 1. Financial Statements, Note 5 – Fair Value Measurements” for additional information regarding the impairments and fair value measurements related to the impairments.

One of the significant unobservable inputs underlying the goodwill and intangible fair value measurements is the discount rate. In our Step 2 analysis performed as of March 31, 2008, Northwest determined the discount rate using the Weighted Average Cost of Capital (“WACC”) of the airline industry, which we measured using a Capital Asset Pricing Model (“CAPM”). The CAPM in our valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure. The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence. The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds and the expected market rate of return for equity was measured based on the risk free rate, the airline industry beta, and risk premiums based on the Federal Reserve Statistical Release H.15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008. These factors resulted in an 11% discount rate on March 31, 2008. This compares to an 11% discount rate at emergence and a 10.5% discount rate on our last impairment testing date of October 31, 2007.

The estimates and assumptions made in this valuation are inherently subject to significant judgments and are influenced by market forces beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation.

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company hedged 12.1 billion yen of its yen-denominated sales during the three months ended June 30, 2008, resulting in an effective rate of 109.0 yen per U.S. dollar on forward contracts, the prevailing average contract rate for the period.  The Company did not hedge any of its yen-denominated sales during the three months ended June 30, 2007.  The average market yen rate for the quarters ended June 30, 2008 and 2007 was 106.7 and 120.3, respectively.

On occasion, the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.  As of June 30, 2008, the Company had hedged approximately 51.8% of its anticipated yen-denominated sales for the remainder of 2008 and 31.5% of its anticipated 2009 yen-denominated sales.  The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 42.7% of remaining yen-denominated sales at an average rate of 109.4 yen per U.S. dollar and collar options which hedge approximately 9.1% of remaining yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar. The 2009 Japanese yen hedges consist of forward contracts which hedge approximately 25.2% of its 2009 anticipated yen-denominated sales at an average rate of 100.1 yen per U.S. dollar and collar options which hedge approximately 6.3% of remaining yen-denominated sales with a rate range between 99.5 and 103.5 yen per U.S. dollar.  As of June 30, 2008, a $1.6 million unrealized pre-tax gain was outstanding in accumulated other comprehensive income associated with the Japanese yen hedge contracts.  As of June 30, 2007, the Company had no hedges in place for its anticipated 2007 yen-denominated sales.

As of June 30, 2008, the Company had also hedged approximately 66.0% of its remaining 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.001 Canadian dollars per U.S. dollar.  A $3.5 million unrealized pre-tax gain was outstanding in accumulated other comprehensive income associated with the Canadian dollar hedge contracts, as of June 30, 2008.  The Company did not hedge any of its Canadian dollar denominated sales during the three months ended June 30, 2007 and as of June 30, 2007 had no hedges in place for its remaining 2007 Canadian dollar denominated sales.  The average Canadian dollar to U.S. dollar exchange rate for the quarters ended June 30, 2008 and 2007 was 1.003 and 1.100, respectively.

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

As of June 30, 2008, the Company had economically hedged the price of approximately 57% of its projected fuel requirements for the remainder of 2008 and 3% of its projected fuel requirements for 2009, through a combination of collars, three-way collars and swap agreements.  Including additional three-way collar options entered into in July 2008, the Company has hedged approximately 60% of its projected fuel requirements for the remainder of 2008 and 10% of its projected fuel requirements for 2009.

The 2008 collars, which hedge the price of approximately 32% of the Company’s projected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a crude oil equivalent price of $103.55 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $88.02 per barrel.  The three-way crude oil collars, which hedge the price of approximately 14% of the Company’s projected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a crude oil equivalent price of $124.69 per barrel and capped, on average, at $142.71 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $108.00 per barrel.   The 2008 swap contracts consist of extendable jet fuel swap agreements which hedge approximately 6% of the Company’s projected remaining 2008 fuel requirements and provide upside protection at a jet fuel equivalent price of $160.94 per barrel and capped, on average, at $199.50 per barrel, and non-extendable crude oil swap contracts which hedge approximately 5% of the Company’s projected remaining 2008 fuel requirements and provide upside protection at, on average, a crude oil equivalent price of $135.20 per barrel.   The three-way heating oil collars, which hedge the price of approximately 3% of the Company’s projected fuel requirements for the remainder of

2008, provide upside protection beginning, on average, with a heating oil equivalent price of $170.10 per barrel and capped, on average, at $185.13 per barrel, and payment obligations beginning, on average, with a heating oil equivalent price of $155.07 per barrel.

The 2009 fuel hedges, including those purchased in July 2008, consist of three-way crude oil and heating oil collar options, which hedge approximately 10% of the Company’s projected fuel requirements for 2009.  The three-way crude oil collars, which hedge the price of approximately 9% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a crude oil equivalent price of $132.83 per barrel and capped, on average, at $162.91 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $112.23 per barrel.  The three-way heating oil collars, which hedge the price of approximately 1% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a heating oil equivalent price of $174.30 per barrel and capped, on average, at $205.13 per barrel, and payment obligations beginning, on average, with a heating oil equivalent price of $143.47 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for special hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of June 30, 2008.  The Company records any changes in the contracts’ values as mark-to-market adjustments through the Consolidated Statement of Operations on a quarterly basis.  During the three months ended June 30, 2008, the Company recognized $269.3 million of net fuel derivative gains as reductions in fuel expense, including $229.5 million of unrealized gains related to fuel derivative contracts that will settle in future periods.  Effective June 2007, the Company began allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our non-consolidated Airlink partners.  For the three months ended June 30, 2008, the Company recognized $24.0 million of fuel derivative net gains as reductions in regional carrier expense, including $20.4 million of unrealized gains related to fuel derivative contracts that will settle in future periods.

As of June 30, 2007, the Company had hedged the price of approximately 35% of its projected fuel requirements for the remainder of 2007 through a combination of collar options and fixed price swap agreements.  The collar options, which hedged the price of approximately 25% of the Company’s projected fuel requirements for the remainder of 2007, consisted of crude oil put options with a price range of $53 to $55.95 per barrel, and related call options at a price of $72 per barrel.  The fixed price crude oil swap agreements, which hedged the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, included agreements with a price range of $62 to $64.98 per barrel.  Net losses of $6.4 million were recorded as increases in fuel expense during the three months ended June 30, 2007, including $7.8 million in mark-to-market losses related to fuel derivative contracts that settled after June 30, 2007, offset by gains of $1.4 million for contracts that settled in the three months ended June 30, 2008.  Additionally, for the month ended June 30, 2007, gains of $1.8 million were recorded as a reduction to regional carrier expense.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount as of June 30, 2008 of $392 million.  Additionally, during February 2008, the Company entered into individual interest rate swap hedges related to two floating rate debt instruments, with a total cumulative notional amount as of June 30, 2008 of $916 million.  The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap and swap hedges corresponds exactly with the maturity dates of the designated debt instruments.  As of June 30, 2008, the Company has recorded $19.1 million of pre-tax unrealized gains in accumulated other comprehensive income (loss) associated with these hedges.

War Risk Insurance.  Following the events of September 11, 2001, commercial aviation insurers materially curtailed war risk coverage and increased insurance premiums.  Subsequently, the FAA was mandated to offer U.S. airlines war risk insurance.  The Secretary of Transportation recently stated that the coverage would be extended to December 31, 2008, from its current expiration of August 31, 2008.  While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided.  Commercial war risk insurance in amounts and scope adequate for our operations is not currently available at reasonable prices.  Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be higher that the premium currently charged by the government and the coverage materially more restrictive.  Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage in the event of a new terrorist attack or other events adversely affecting the airline industry.  Significant increases in insurance premiums could negatively impact our financial condition and results of operations.  If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If we were to be involved in an accident, we could be exposed to significant tort liability.  Although we carry insurance to cover damages arising from such accidents, resulting tort liability could be higher than our policy limits which could negatively impact our financial condition.

Open Skies Air Services Agreement.  In April 2007, the U.S. and the European Union (“E.U.”) approved an “open skies” air services agreement that provides airlines from the U.S. and E.U. Member States open access to each others’ markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and beyond each E.U. Member State.  Under the open skies agreement, which went into effect on March 30, 2008, every U.S. and E.U. airline is authorized to operate between airports in the U.S. and London’s Heathrow, Gatwick and other airports.  As a result of the open skies agreement, the Company announced an expansion of its transatlantic route network with three new daily nonstop flights to London Heathrow from Detroit, Minneapolis/St. Paul and Seattle. Service from Minneapolis/St. Paul began on March 29, 2008 with an arrival at London Heathrow on March 30, 2008.  Nonstop service from Detroit and Seattle began on May 1, 2008 and June 1, 2008, respectively.

Final Approval of Six-Way Antitrust Immunity.  On May 22, 2008, the DOT approved the joint application for antitrust immunity filed by Northwest and KLM, together with Air France, Delta, Alitalia, and CSA Czech Airlines.

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the ability of the company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, difficulties in integrating the operations of the Company and Delta following the Merger, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments (including conditions imposed by U.S. or foreign governments to obtain regulatory approval for the Merger), foreign currency exchange rate fluctuations and inflation.  Other factors include the possibility that the Merger may not close, including due to the failure to receive required stockholder or regulatory approvals, or the failure of other closing conditions.  Northwest cautions that the foregoing list of factors is not exclusive.  Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in the company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 Form 10-K”) and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of June 30, 2008, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal second quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s 2007 Form 10-K.

On June 18, 2008 a private lawsuit was filed on behalf of 28 individuals seeking an injunction to prohibit the proposed Merger.  D’ Augusta, et al. v. Northwest Airlines Corporation and Delta Air Lines, Inc., (Civ. 08-3007 N.D. Calif.).  The complaint alleges that the proposed Merger would violate Section 7 of the Clayton Act, 15 U.S.C. Sec. 18.  The Company intends to vigorously defend the lawsuit.

Item 1A.  Risk Factors.

See Part I, Item 1A., “Risk Factors,” of the Company’s 2007 Form 10-K for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the 2007 Form 10-K.

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

Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of our and Delta Air Lines’ stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the Merger. Failure to complete the pending Merger would prevent us from realizing the anticipated benefits of the Merger.  We will also incur transaction costs, whether or not the Merger is completed. In addition, the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

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

It is currently anticipated that the completion of the Merger will result in a second ownership change under Section 382.  Pursuant to the Merger Agreement, the Company will elect out of Section 382(l)(5).  In that case, Section 382(l)(6) will be applicable to the ownership change that occurred pursuant to the Plan of Reorganization.  Nonetheless, a second ownership change could further limit the Company’s ability to utilize its NOL carryforwards for taxable years including or following the subsequent “ownership change.”

Item 6.           Exhibits.

(a)          Exhibits:

10.1         Second Amendment dated as of April 30, 2008 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines, Inc. and various lenders and agents.

10.2         Letter Agreement dated May 13, 2008 and General Release between Northwest Airlines, Inc. and Neal S. Cohen.

10.3         Consent Letter dated June 16, 2008 issued to Neal S. Cohen by Northwest Airlines, Inc.

12.1         Computation of Ratio of Earnings to Fixed Charges.

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1         Section 1350 Certification of Chief Executive Officer.

32.2         Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of July 2008.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President – Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Amendment dated as of April 30, 2008 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines, Inc. and various lenders and agents.

10.2	Letter Agreement dated May 13, 2008 and General Release between Northwest Airlines, Inc. and Neal S. Cohen.

10.3	Consent Letter dated June 16, 2008 issued to Neal S. Cohen by Northwest Airlines, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer