Form 10-Q
period 2008-09-30
NORTHWEST AIRLINES CORP
filed 2008-10-22
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do	Smaller reporting company ☐
not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒     No ☐

As of October 15, 2008, there were 257,815,985 shares of the registrant’s Common Stock outstanding.

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor
	Three Months Ended

	September 30
(Unaudited, in millions except per share amounts)	2008	2007
Operating Revenues
Passenger	$2,732	$2,577
Regional carrier revenues	557	379
Cargo	201	212
Other	308	210
Total operating revenues	3,798	3,378

Operating Expenses
Aircraft fuel and taxes	1,912	882
Salaries, wages and benefits	651	660
Selling and marketing	201	185
Aircraft maintenance materials and repairs	181	210
Other rentals and landing fees	150	142
Depreciation and amortization	122	122
Aircraft rentals	93	93
Regional carrier expenses	257	181
Other	447	444
Total operating expenses	4,014	2,919

Operating Income (Loss)	(216)	459

Other Income (Expense)
Interest expense, net	(113)	(107)
Investment income	17	52
Other, net	(2)	1
Total other income (expense)	(98)	(54)

Income (Loss) Before Income Taxes	(314)	405

Income tax expense (benefit)	3	161

Net Income (Loss)	$(317)	$244

Earnings (loss) per common share:
Basic	$(1.20)	$0.93
Diluted	$(1.20)	$0.93

Average shares used in computation:
Basic	265	262
Diluted	265	262

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Nine Months	Period from	Period from

	Ended	June 1 to	January 1 to

	September 30,	September 30,	May 31,

(Unaudited, in millions except per share amounts)	2008	2007	2007
Operating Revenues
Passenger	$7,529	$3,438	$3,768
Regional carrier revenues	1,479	514	521
Cargo	611	281	318
Other	882	275	317
Total operating revenues	10,501	4,508	4,924

Operating Expenses
Aircraft fuel and taxes	4,233	1,152	1,289
Salaries, wages and benefits	2,006	865	1,027
Selling and marketing	591	250	315
Aircraft maintenance materials and repairs	599	274	303
Other rentals and landing fees	441	188	235
Depreciation and amortization	1,015	161	206
Aircraft rentals	280	124	160
Regional carrier expenses	669	241	342
Goodwill and other indefinite-lived intangibles impairment	3,841	-	-
Other	1,395	599	684
Total operating expenses	15,070	3,854	4,561

Operating Income (Loss)	(4,569)	654	363

Other Income (Expense)
Interest expense, net	(335)	(147)	(219)
Investment income	78	69	56
Reorganization items, net	-	-	1,551
Other, net	(218)	4	(2)
Total other income (expense)	(475)	(74)	1,386

Income (Loss) Before Income Taxes	(5,044)	580	1,749

Income tax expense (benefit)	(211)	230	(2)

Net Income (Loss)	$(4,833)	$350	$1,751

Earnings (loss) per common share:
Basic	$(18.35)	$1.33	$20.03
Diluted	$(18.35)	$1.33	$14.28

Average shares used in computation:
Basic	263	262	87
Diluted	263	262	113

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
	Successor
	September 30,	December 31,
(Unaudited, in millions except share data)	2008	2007
Assets

Current Assets
Cash and cash equivalents	$2,809	$2,939
Unrestricted short-term investments	286	95
Restricted cash, cash equivalents and short-term investments	446	725
Accounts receivable, less allowance (2008--$6, 2007--$4)	717	776
Flight equipment spare parts, less allowance (2008--$25, 2007--$10)	132	135
Maintenance and operating supplies	204	180
Prepaid expenses and other	260	187
Total current assets	4,854	5,037

Property and Equipment
Flight equipment, net	8,053	7,520
Other property and equipment, net	592	558
Total property and equipment	8,645	8,078

Flight Equipment Under Capital Leases, Net	8	8

Other Assets
Goodwill	2,873	6,035
International routes, less accumulated amortization (2008--$4; 2007--$2)	2,389	2,976
Other intangibles, less accumulated amortization (2008--$40; 2007--$54)	1,497	2,136
Investments in affiliated companies	3	24
Other, less accumulated depreciation and amortization (2008--$29; 2007--$8)	422	223
Total other assets	7,184	11,394
Total Assets	$20,691	$24,517

Liabilities and Stockholders’ Equity

Current Liabilities
Air traffic liability/deferred frequent flier liability	$2,393	$2,004
Accounts payable and other liabilities	1,698	1,651
Current maturities of long-term debt	593	446
Current obligations under capital leases	8	3
Total current liabilities	4,692	4,104

Long-Term Debt	7,001	6,515

Long-Term Obligations Under Capital Leases	119	124

Deferred Credits and Other Liabilities
Long-term pension and postretirement health care benefits	3,639	3,638
Deferred frequent flier liability	1,426	1,490
Deferred income taxes	913	1,131
Other	181	138
Total deferred credits and other liabilities	6,159	6,397

Common Stockholders’ Equity
Common stock, $.01 par value; shares authorized--400,000,000; shares issued--253,698,246 and 233,187,998 at September 30, 2008 and December 31, 2007, respectively	3	2
Additional paid-in capital	7,310	7,235
Retained earnings (accumulated deficit)	(4,491)	342
Accumulated other comprehensive income (loss)	(102)	(202)
Treasury stock--2,931 and 1,684 at September 30, 2008 and December 31, 2007, respectively	-	-
Total common stockholders’ equity	2,720	7,377
Total Liabilities and Stockholders’ Equity	$20,691	$24,517

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Successor		Predecessor
	Nine Months	Period from	Period from

	Ended	June 1 to	January 1 to

	September 30,	September 30,	May 31,

(Unaudited, in millions)	2008	2007	2007
Cash Flows from Operating Activities
Net income (loss)	$(4,833)	$350	$1,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,015	161	206
Income tax expense (benefit)	(211)	230	(2)
Pension and other postretirement benefit contributions less than (greater than) expense	(9)	(10)	(2)
Stock-based compensation	84	41	-
Reorganization items, net	-	-	(1,551)
Investment impairment	213	-	-
Goodwill and other indefinite-lived intangibles impairment	3,841	-	-
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Changes in certain assets and liabilities	121	(192)	15
Air traffic liability/deferred frequent flier liability	326	(199)	448
Long-term vendor deposits/holdbacks	-	162	163
Post-emergence reorganization payments	(7)	(151)	-
Other, net	30	(21)	18
Net cash provided by (used in) operating activities	570	371	1,046

Cash Flows from Reorganization Activities
Net cash provided by (used in) reorganization activities	-	-	5

Cash Flows from Investing Activities
Capital expenditures	(1,014)	(387)	(312)
Purchase of short-term investments	-	-	(44)
Reclassification of cash equivalents into short-term investments	(246)	-	-
Proceeds from sales of short-term investments	55	72	15
Payments of fuel hedge margin deposits	(104)	-	-
Investment in affiliated companies	(213)	-	-
Decrease (increase) in restricted cash, cash equivalents and short-term investments	277	(205)	(74)
Cash and cash equivalents acquired in acquisition of Mesaba Aviation, Inc.	-	-	16
Proceeds from sale of property, equipment and other assets	16	258	1
Proceeds from sale of investment in affiliate	20	-	-
Other, net	-	1	-
Net cash provided by (used in) investing activities	(1,209)	(261)	(398)

Cash Flows from Financing Activities
Proceeds from long-term debt	873	409	326
Proceeds from short-term borrowings	133	-	-
Payments of long-term debt and capital lease obligations	(365)	(516)	(610)
Payments of deferred financing costs	(114)	(1)	(1)
Proceeds from equity rights offering	-	750	-
Payments related to equity rights offering	-	-	(22)
Other, net	(18)	-	-
Net cash provided by (used in) financing activities	509	642	(307)

Increase (Decrease) in Cash and Cash Equivalents	(130)	752	346

Cash and cash equivalents at beginning of period	2,939	1,807	1,461
Cash and cash equivalents at end of period	$2,809	$2,559	$1,807

Available to be borrowed under credit facilities	$7	$127	$127

Cash and cash equivalents and unrestricted short-term investments at end of period	$3,095	$3,131	$2,445

Supplemental Cash Flow Information:
Interest paid	$319	$113	$208

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$-	$335	$167

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

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving as many as 251 cities in 24 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta Air Lines, Inc. (“Delta”), membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Alitalia, Aeromexico, China Southern, CSA Czech Airlines and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary, and Compass Airlines, Inc. (“Compass”), a wholly-owned subsidiary, which currently operate as Northwest Airlink carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo. See “Note 15 – Subsequent Events” for additional information regarding Northwest’s alliances with Continental.

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

Merger Agreement with Delta.  On April 14, 2008, NWA Corp, and Delta entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for NWA Corp. to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including the approval of NWA Corp.’s and Delta’s stockholders and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.  NWA Corp.’s stockholders approved the proposed Merger at the annual stockholders meeting held on September 25, 2008.  Delta’s stockholders approved share issuances in conjunction with the proposed Merger at a special stockholders meeting on the same date.

Under the terms of the Merger Agreement, each outstanding share of NWA Corp. common stock will be converted into the right to receive 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the Company’s 2007 Stock Incentive Plan will convert into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.

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

Claims Resolution Process.  Pursuant to terms of the Plan of Reorganization, approximately 234.4 million shares of the Successor Company’s common stock will be issued to holders of allowed general unsecured and guaranty claims of the Debtors.  Once a claim is allowed consistent with the claims resolution process, the claimant is entitled to a distribution of new common stock.  Approximately 227.2 million shares of new common stock have been issued and distributed through October 15, 2008, in respect of valid unsecured and guaranty claims.  In total, there are approximately 7.2 million remaining shares of new common stock held in reserve under the terms of the Plan of Reorganization.  The Merger Agreement contemplates that following the Merger the right to receive shares held in the reserves will become the right to receive shares of Delta common stock adjusted for the exchange ratio.

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

The estimated enterprise value and corresponding equity value in fresh-start reporting were highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Company in fresh-start reporting was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Company was estimated to be $6.45 billion for purposes of preparing the Company’s financial statements.  The estimates and assumptions made in this valuation were inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.  See “Note 4 – Goodwill and Intangibles” for a description of the cumulative net goodwill impairment charges of $3.2 billion recorded in 2008.

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

The Company determined that the announced Merger with Delta on April 14, 2008, was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recorded a net goodwill impairment charge of $3.2 billion during the first and second quarters of 2008 to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  Based on the 5-day average closing price of Delta’s common stock around the Merger announcement date, the right to receive 1.25 shares of Delta stock for each share of NWA Corp. common stock, and the projected number of NWA Corp.’s common shares to be converted into Delta common stock on the transaction close date, the implied fair value of NWA Corp.’s equity on the announcement date was $3.3 billion.  Additionally, Northwest recorded a net $1.1 billion of impairment charges in the second quarter related to certain flight equipment, definite-lived and indefinite-lived intangible assets, investments in affiliated companies, and the related deferred tax effects.

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

During the second quarter 2008, the indefinite-lived intangibles were impaired to fair value if the fair value was lower than the carrying amount, in accordance with SFAS No. 142.  The definite-lived intangibles and flight equipment were subject to recoverability tests to determine if a loss in fair value measured in Step 2 would result in an impairment charge, in accordance with the guidance in SFAS No. 144.  The investment in affiliated companies consists of a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment).  This equity investment was subject to a recoverability test in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).  Under APB 18, a loss in value of an investment which is other than a temporary decline should be recognized.

The following table presents a roll-forward of the intangible assets affected by impairment charges as the result of the impairment analyses performed during the second quarter:

	Successor
	Definite-lived intangibles		Indefinite-lived intangibles
			Pacific Routes
	SkyTeam		and Narita
	Alliance and		Airport	NWA Trade
	Other Code	NWA Customer	Operating	Name and
(In thousands)	Share Partners	Relationships	Rights	Other
December 31, 2007 gross carrying amount	$461,900	$530,000	$2,961,700	$663,625
December 31, 2007 accumulated amortization	(8,981)	(34,352)	-	-
December 31, 2007 net carrying amount	452,919	495,648	2,961,700	663,625

Amortization Expense	(9,719)	(14,722)	-	-
SFAS No. 142 Impairment	-	-	(584,700)	(13,200)
SFAS No. 144 Impairment	(106,653)	(480,926)	-	-
September 30, 2008 net carrying amount	$336,547	$-	$2,377,000	$650,425

In accordance with SOP 90-7, a reduction in the valuation allowance associated with the realization of pre-emergence deferred tax assets in future periods will sequentially reduce the value of recorded goodwill followed by other indefinite-lived assets until the net carrying cost of these assets is zero.  Adjustments to goodwill during the nine months ended September 30, 2008 are shown in the table below:

(In thousands)
Balance as of December 31, 2007	$6,034,609
Impairment charges, net	(3,243,377)
Adjustments related to deferred tax assets	74,013
Other	8,020
Balance as of September 30, 2008	$2,873,265

The following table presents information about our intangible assets, including goodwill, at September 30, 2008 and December 31, 2007:

		Successor
		September 30, 2008		December 31, 2007
	Remaining	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Asset Life	Amount	Amortization	Amount	Amortization
SkyTeam alliance & other code share partners	29	$352,200	$(15,653)	$461,900	$(8,981)
England airport operating rights	4	16,000	(4,267)	16,000	(1,867)
NWA customer relationships	8	-	-	530,000	(34,352)
WorldPerks affinity card contract	14	195,700	(17,396)	195,700	(7,611)
WorldPerks marketing partner relationships	21	43,000	(2,606)	43,000	(1,140)
Visa contract	3	11,900	(3,967)	11,900	(1,736)

Pacific routes and Narita slots/airport operating rights	Indefinite	2,377,000	-	2,961,700	-
NWA trade name and other	Indefinite	650,425	-	663,625	-
Slots/airport operating rights	Indefinite	283,300	-	283,300	-
Goodwill	Indefinite	2,873,265	-	6,034,609	-

		$6,802,790	$(43,889)	$11,201,734	$(55,687)

Total amortization expense recognized was approximately $8.2 million and $23.9 million for the three month periods ended September 30, 2008 and September 30, 2007, respectively. Amortization expense of $627.9 million, $31.9 million and $0.6 million was recognized for the nine month period ended September 30, 2008, four month period ended September 30, 2007 and five month period ended May 31, 2007, respectively.  Of the amortization expense recognized during the nine months ended September 30, 2008, $587.6 million was related to the second quarter 2008 SFAS No. 144 impairment expense of intangibles for the SkyTeam alliance & other code share partners and the NWA customer relationships.  Accordingly, the carrying amount and accumulated depreciation related to these assets have been reduced by corresponding amounts.  We expect to record amortization expense of $8.2 million for the remainder of 2008, $32.9 million per year from 2009 through 2010, $31.2 million in 2011, $28.1 million in 2012 and $26.7 million in 2013.

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

Additionally, based on market conditions during the period, we changed the valuation technique for our $250 million investment in the The Reserve Primary Fund (the “Primary Fund”) from a market approach to an income approach using a discounted cash flow model.  The Primary Fund was a AAA-rated money market fund which has suspended redemptions and is in the process of liquidating the portfolio of investments because it held some securities in Lehman Brothers which was downgraded.  As a result, in mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the trustees of the Primary Fund valuing at zero debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”) held by the Primary Fund.  Accordingly, Northwest reclassified this security on its balance sheet from cash equivalents to unrestricted short-term investments and recognized an other than temporary impairment of $3.75 million, which was Northwest’s pro rata share of the Primary Fund’s overall investment attributable to the Lehman Brothers’ securities.  As each security in the portfolio matures or additional liquidity becomes available within the fund, the money market fund manager will repay those amounts to each investor on a pro rata basis.  As a result of these events, Northwest adjusted its fair value measurement of the Primary Fund from Level 1 to Level 3 within the SFAS No. 157 three-tier fair value hierarchy.  Changes in market conditions could result in further adjustments to the fair value of these investments.

Assets and liabilities itemized below were measured at fair value during the period using the market and income approaches:

	Successor Assets
		Quoted				Quoted
		Prices				Prices
		in Active	Significant			in Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	December 31,	Assets	Inputs	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)	2007	(Level 1)	(Level 2)	(Level 3)	Technique
Cash and cash equivalents	$2,809	$2,809	$-	$-	$2,939	$2,939	$-	$-	(A)
Unrestricted short-term investments	286	-	40	246	95	95	-	-	(C)
Restricted cash, cash equivalents, and short-term investments	446	441	5	-	725	725	-	-	(A),(C)
Derivatives	40	-	40	-	26	-	26	-	(A),(C)
Total	$3,581	$3,250	$85	$246	$3,785	$3,759	$26	$-

	Successor Liabilities
		Quoted				Quoted
		Prices				Prices
		in Active	Significant			in Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	December 31,	Assets	Inputs	Inputs	Valuation
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)	2007	(Level 1)	(Level 2)	(Level 3)	Technique
Derivatives	$169	$-	$169	$-	$3	$-	$3	$-	(A),(C)
Total	$169	$-	$169	$-	$3	$-	$3	$-

For the Primary Fund assets reclassified into unrestricted short-term investments during the third quarter, and measured at fair value on a recurring basis using Level 3 inputs, the reconciliation of the beginning and ending balances is reflected in the table below:

Successor Assets
Level 3
Unrestricted
Short-term
(In millions)	Investments
Balance as of December 31, 2007	$-
Gains (losses) during the period: Investment loss	(4)
Purchases, sales, and settlements (net)	-
Transfers in or (out) of Level 3	250
Balance as of September 30, 2008	$246

Measured on a Non-Recurring Basis.  For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.   During the third quarter of 2008, Northwest did not remeasure assets or liabilities at fair value on a non-recurring basis.  For further information about Northwest’s goodwill and other asset impairment charges recorded in the first and second quarters, refer to “Note 4 – Goodwill and Intangibles.”

Note 6 – Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Successor
	Three Months Ended
	September 30
(In millions)	2008	2007
Domestic	$2,359	$2,156
Pacific, principally Japan	822	766
Atlantic	617	456
Total operating revenues	$3,798	$3,378

	Successor		Predecessor
	Nine Months	Period from	Period from
	Ended	June 1 to	January 1 to
	September 30,	September 30,	May 31,
(In millions)	2008	2007	2007
Domestic	$6,777	$2,906	$3,346
Pacific, principally Japan	2,208	998	1,064
Atlantic	1,516	604	514
Total operating revenues	$10,501	$4,508	$4,924

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

Predecessor
Period from
January 1 to
May 31,
(In millions)	2007
Discharge of unsecured claims and liabilities (a)	$1,763
Revaluation of frequent flyer obligations (b)	(1,559)
Revaluation of other assets and liabilities (c)	2,816
Employee-related charges (d)	(312)
Abandonment of aircraft and buildings (d)	(323)
Restructured aircraft lease/debt charges (d)	(74)
Professional fees	(60)
Other (d)	(700)
Reorganization items, net	$1,551

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

Generally, the Company would not record a tax benefit related to a quarterly net loss unless it had a high degree of confidence that it would record a full-year profit.  A tax benefit of $214 million was recorded during the 2008 second quarter to decrease the deferred tax liability associated with the impairment of an indefinite-lived intangible asset.

Note 9 – Earnings (Loss) Per Share Data

The following tables set forth the computation of basic and diluted earnings (loss) per common share:

	Successor
	Three Months Ended
	September 30
(In millions)	2008	2007
Numerator:
Net income (loss) applicable to common stockholders	$(317)	$244

Effect of dilutive securities	-	-
Adjusted net income (loss) for diluted earnings (loss) per share	$(317)	$244

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	265.0	262.2

Effect of dilutive securities	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	265.0	262.2

Basic earnings (loss) per common share	$(1.20)	$0.93

Diluted earnings (loss) per common share	$(1.20)	$0.93

	Successor		Predecessor
	Nine Months	Period from	Period from
	Ended	June 1 to	January 1 to
	September 30,	September 30,	May 31,
(In millions)	2008	2007	2007
Numerator:
Net income (loss) applicable to common stockholders	$(4,833)	$350	$1,751

Effect of dilutive securities:
Gain on discharge of convertible debt	-	-	(82)
Gain on discharge of Series C Preferred Stock	-	-	(60)
Adjusted net income (loss) for diluted earnings (loss) per share	$(4,833)	$350	$1,609

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	263.4	262.2	87.4

Effect of dilutive securities:
Contingently convertible debt	-	-	19.1
Series C Preferred Stock	-	-	6.2
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	263.4	262.2	112.7

Basic earnings (loss) per common share	$(18.35)	$1.33	$20.03

Successor EPS.  For the three and nine months ended September 30, 2008, approximately 12 million restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the Company reported a net loss for these periods.

For the three months ended September 30, 2007 and the period from June 1 to September 30, 2007, approximately 15 million restricted stock units and stock options to purchase shares of the Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Predecessor EPS.  Predecessor basic earnings per share was computed based on the Predecessor’s weighted average shares outstanding.  Dilutive earnings per share included securities related to the Predecessor’s Series C Preferred Stock and convertible debt.

For the period from January 1 to May 31, 2007, stock options to purchase approximately 7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Note 10 - Long-Term Debt

As of September 30, 2008, contractual maturities of long-term debt (inclusive of short-term maturities), excluding capital lease obligations and any potential acceleration of the Bank Credit Facility as described below, through December 31, 2012 were as follows (in millions):

remainder of	2008	$218	(a)
	2009	599
	2010	538
	2011	670
	2012	504

(a)   In November 2007, the Company entered into an accounts receivable financing facility.  The facility size is up to $150 million and as of September 30, 2008, $115 million of the $122 million available was drawn.  The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly referred to by us as the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since its inception.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees are 2.125% per annum.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility is rated BB- by Standard & Poor’s Rating Services (“S&P”) and B1 by Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of September 30, 2008 was 4.75% on both the term loan facility and the revolving credit facility.

The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94.0%) due at maturity.  The first two such principal repayments were made on August 21, 2007 and August 21, 2008.  On September 15, 2008, the Company entered into an amendment to the Bank Credit Facility which provides that, (i) subject to the consummation of the Merger, the Company will be permitted to guarantee approximately $2.5 billion of Delta obligations, (ii) the Company will be required to repay $300 million of the approximately $1.2 billion outstanding under the Bank Credit Facility and (iii) the final maturity date will be the earlier of the date on which Northwest is merged with and into Delta or December 31, 2010.  The merger of Northwest with Delta (as opposed to the Merger of NWA Corp. with a subsidiary of Delta) is not expected to occur before late 2009.

The Bank Credit Facility requires ongoing compliance with various financial covenants including a requirement for the Company to maintain a minimum ratio of consolidated EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”).  Under an amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived through March 31, 2009 followed by a phase-in period as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (but only up to $150 million of cash costs) payable in connection with a merger or acquisition and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense (excluding the fees and expenses of obtaining the April 2008 and September 2008 amendments and non-cash merger-related adjustments incurred in connection with the Merger) and aircraft rent expense (without giving effect to any acceleration of rental expense).  Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges.

Although the Company was in compliance with all required financial covenants as of September 30, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Note 11 – Fleet Information and Commitments

As shown in the following table, Northwest operated a mainline fleet of 319 aircraft at September 30, 2008, consisting of 260 narrow-body and 59 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of September 30, 2008 are also provided.

		In Service
						Aircraft
	Seating		Capital	Operating		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	Order

Passenger Aircraft
Airbus:
A319	124	55	-	2	57	5
A320	148	42	-	28	70	2
A330-200	243	11	-	-	11	-
A330-300	298	21	-	-	21	-

Boeing:
787-8	TBD	-	-	-	-	18
757-200	160-184	34	1	15	50	-
757-300	224	16	-	-	16	-
747-400	403	4	-	12	16	-

McDonnell Douglas:
DC9	100-125	67	-	-	67	-
		250	1	57	308	25

Freighter Aircraft
Boeing 747F		8	-	3	11	-

Total Mainline Operated Aircraft		258	1	60	319	25

Regional Aircraft
CRJ200	50	-	-	141	141	-
Saab 340	33	-	-	49	49	-
CRJ900	76	31	-	-	31	5
Embraer 175	76	28	-	-	28	6

Total Airlink Operated Aircraft		59	-	190	249	11

Total Aircraft		317	1	250	568	36

The Company took delivery of 18 CRJ900 and 21 Embraer 175 aircraft during the nine months ended September 30, 2008.  Two Embraer 175 aircraft had not been placed into service before September 30, 2008 and therefore are not included in the table above.  In connection with the acquisition of these 39 aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $690 million.

Note 12 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Successor
	Three Months Ended
	September 30
(In millions)	2008	2007
Net income (loss)	$(317)	$244
Pension, other postretirement, and long-term disabilities benefits	1	-
Change in unrealized gain (loss) on available-for-sale securities	-	(4)
Change in deferred gain (loss) from hedging activities	(1)	(2)
Foreign currency translation adjustments	-	-
Comprehensive income (loss)	$(317)	$238

	Successor		Predecessor
	Nine Months	Period from	Period from
	Ended	June 1 to	January 1 to
	September 30,	September 30,	May 31,
(In millions)	2008	2007	2007
Net income (loss)	$(4,833)	$350	$1,751
Pension, other postretirement, and long-term disabilities benefits	72	-	-
Change in unrealized gain (loss) on available-for-sale securities	-	(5)	1
Change in deferred gain (loss) from hedging activities	28	(1)	-
Foreign currency translation adjustments	-	-	(1)
Comprehensive income (loss)	$(4,733)	$344	$1,751

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

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Successor
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Defined benefit plan costs
Service cost	$6	$11	$6	$6
Interest cost	141	139	12	11
Expected return on plan assets	(140)	(143)	-	-
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss and other events	-	-	-	-
Net periodic benefit cost	7	7	18	17

Defined contribution plan costs	27	16	-	-
Total benefit cost	$34	$23	$18	$17

	Pension Benefits			Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Nine Months	Period from	Period from	Nine Months	Period from	Period from
	Ended	June 1 to	January 1 to	Ended	June 1 to	January 1 to
	September 30,	September 30,	May 31,	September 30,	September 30,	May 31,
(In millions)	2008	2007	2007	2008	2007	2007
Defined benefit plan costs
Service cost	$17	$15	$19	$19	$8	$10
Interest cost	423	185	225	36	15	22
Expected return on plan assets	(420)	(191)	(207)	-	-	-
Amortization of prior service cost	-	-	-	-	-	(15)
Recognized net actuarial loss and other events	1	-	18	-	-	16
Net periodic benefit cost	21	9	55	55	23	33

Defined contribution plan costs	82	20	23	-	-	-
Total benefit cost	$103	$29	$78	$55	$23	$33

Note 14 – Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock incentive plans for officers and key employees of the Company (the “Prior Management Plans”) and a stock option plan for pilot employees (the “Pilot Plan”).  On the Effective Date, outstanding awards under the Prior Management Plans and Pilot Plan were cancelled in accordance with the terms of the Plan.  On the Effective Date, the 2007 Stock Incentive Plan (the “2007 Plan”) of the Successor Company provided for in the Plan of Reorganization became effective.  In September 2008, the stockholders of the Company approved an amendment to the 2007 Plan, which expanded the definition of participants to include members of the Company’s Board of Directors.  The 2007 Plan is a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors has the authority to grant to employees equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and/or other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be made to any employee of the Company or a subsidiary of the Company who is selected to participate in the plan and to members of the Company’s Board of Directors.  The number of participants participating in the 2007 Plan, as amended, will vary from year to year.  At its inception, the 2007 Plan provided that 21.3 million shares of common stock of the Successor Company were available for issuance under the plan.  As of September 30, 2008, approximately 6.8 million shares remained available for new awards to be granted under the 2007 Plan.

The total stock-based non-cash compensation expense recognized related to stock-based plans and liability awards is summarized as follows:

	Successor				Predecessor
			Nine Months	Period from	Period from
	Three Months Ended		Ended	June 1 to	January 1 to
	September 30,		September 30,	September 30,	May 31,
(In millions)	2008	2007	2008	2007	2007
Stock-based plans	$12.4	$29.7	$82.4	$39.2	$0.2
Liability awards	0.5	1.2	1.8	1.5	(1.3)
Total stock-based non-cash compensation expense	$12.9	$30.9	$84.2	$40.7	$(1.1)

There was no corresponding tax benefit in 2008 or 2007 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  See “Note 8 – Income Taxes” for additional information.

Note 15 – Subsequent Events

Alliances with Continental.  Since 1998, Northwest and Continental have been in a domestic and international commercial alliance (“CO/NW Alliance Agreement”) that includes codesharing, frequent flyer program reciprocity and other cooperative marketing programs.  The CO/NW Alliance Agreement allowed either party to provide a six-month notice of termination of the agreement in the event of a change of control involving the Company, which under the CO/NW Alliance Agreement occurred on the execution of the Merger Agreement with Delta.  On October 9, 2008, Continental Airlines provided NWA Corp. with such a six-month notice and as a result the CO/NW Alliance Agreement will terminate in April 2009.

Northwest, Continental, and Delta are also party to a separate three-way commercial alliance agreement (the “DL/CO/NW Alliance Agreement”).  The DL/CO/NW Alliance Agreement was designed to connect the three carriers’ domestic and international networks and provides for codesharing, reciprocity of frequent flyer programs, airport club use and other cooperative marketing programs.  The DL/CO/NW Alliance Agreement allows each party to provide a nine-month notice of termination of the agreement following the consummation of a change of control involving two of the three parties to the agreement.  Based on Continental’s decision to terminate the CO/NW Alliance Agreement with Northwest, and Continental’s announced intention to join the Star Alliance, the Company anticipates that Continental will also terminate the DL/CO/NW Alliance Agreement and its participation in SkyTeam following the closing of the Merger.  The financial impact of Continental’s termination of its alliance relationships with Northwest and Delta was fully considered and netted against the projected network synergies generated by the Merger.

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

Merger Agreement with Delta.  On April 14, 2008, NWA Corp. and Delta Air Lines, Inc. (“Delta”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) that provides, among other things, for NWA Corp. to be merged with a wholly-owned subsidiary of Delta (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including obtaining the approval of NWA Corp.’s and Delta’s stockholders and receiving certain domestic and foreign regulatory and antitrust approvals (including from the Federal Aviation Administration and the United States Department of Transportation, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to Council Regulation (EEC) 139/2004 of the European Commission).  The Merger Agreement contains certain termination rights for both NWA Corp. and Delta.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Delta, or Delta may be required to pay to the Company, a termination fee of $165 million.  NWA Corp.’s stockholders approved the proposed Merger at the annual stockholders meeting held on September 25, 2008.  Delta’s stockholders approved share issuances in conjunction with the proposed Merger at a special stockholders meeting on the same date.

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

Third Quarter 2008 Results

For the quarter ended September 30, 2008, the Company recorded a net loss of $317 million, which includes a $409.6 million loss associated with marking-to-market out-of-period fuel hedges. This compares to third quarter 2007 net income of $244 million, which included a $12.1 million gain associated with marking-to-market out-of-period fuel hedges.

Operating revenues in the third quarter increased 12.4 percent versus the third quarter of 2007 to $3.8 billion.  System consolidated passenger revenue increased 11.3 percent to $3.3 billion on 2.9 percent additional available seat miles (“ASMs”), resulting in an 8.1 percent increase in unit revenue.

Operating expenses in the quarter increased 37.5 percent year-over-year to $4 billion.  Aircraft fuel and taxes increased 116.8 percent compared with the third quarter of 2007, primarily due to increased fuel prices and marking-to-market out-of-period fuel hedges.  During the third quarter, fuel averaged $3.79 per gallon, excluding taxes and mark-to-market expense related to future period fuel derivative contracts, up 79.8 percent versus the third quarter of last year.

At September 30, 2008, the Company had cash and cash equivalents of $2.8 billion and unrestricted short-term investments of $286 million, providing total available liquidity of $3.1 billion.  This amount excludes $446 million of restricted short-term investments (which may include amounts held as cash).

Operating Statistics – Three and nine months ended September 30, 2008 and 2007

Information with respect to the Company’s operating statistics follows:

PASSENGER AND REGIONAL CARRIER REVENUES AND STATISTICAL RESULTS

	Three Months Ended						Nine Months Ended
	September 30				Percent		September 30				Percent
	2008		2007		Change		2008		2007		Change
Scheduled service - Consolidated: (1)
Available seat miles (ASM) (millions)	24,587		23,889		2.9		72,464		70,438		2.9
Revenue passenger miles (RPM) (millions)	21,037		20,644		1.9		61,104		59,453		2.8
Passenger load factor	85.6%		86.4%		(0.8	)pts.	84.3%		84.4%		(0.1	)pts.
Revenue passengers (millions)	17.1		17.3		(1.2)		50.5		50.3		0.4
Passenger revenue per RPM (yield)	15.63	¢	14.32	¢	9.1		14.74	¢	13.86	¢	6.3
Passenger revenue per ASM (RASM)	13.38	¢	12.38	¢	8.1		12.43	¢	11.70	¢	6.2

Fuel gallons consumed - Consolidated (millions) (1)	430		443		(2.9)		1,286		1,295		(0.7)

Scheduled service - Mainline: (2)
Available seat miles (ASM) (millions)	21,745		22,030		(1.3)		64,803		65,178		(0.6)
Revenue passenger miles (RPM) (millions)	18,879		19,215		(1.7)		55,338		55,518		(0.3)
Passenger load factor	86.8%		87.2%		(0.4	)pts.	85.4%		85.2%		0.2	pts.
Revenue passengers (millions)	12.7		13.9		(8.6)		38.2		40.9		(6.6)
Passenger revenue per RPM (yield)	14.47	¢	13.41	¢	7.9		13.61	¢	12.98	¢	4.9
Passenger revenue per ASM (RASM)	12.56	¢	11.70	¢	7.4		11.62	¢	11.06	¢	5.1

Fuel gallons consumed - Mainline (millions) (2)	367		398		(7.8)		1,110		1,167		(4.9)

(1)   Consolidated statistics include Northwest Airlink regional carriers.

(2)   Mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).

MAINLINE OPERATING STATISTICAL RESULTS (1)

	Three Months Ended					Nine Months Ended
	September 30				Percent	September 30				Percent
	2008		2007		Change	2008		2007		Change
Total operating ASM (millions)	21,880		22,059		(0.8)	65,207		65,248		(0.1)

Passenger service operating expense per total ASM (2) (3)	14.76	¢	10.76	¢	37.2	13.02	¢	10.52	¢	23.8
Mainline fuel expense per total ASM	7.55	¢	3.47	¢	117.6	5.59	¢	3.29	¢	69.9

Out-of-period mark-to-market gains (losses) per total ASM related to fuel derivative contracts	(1.50	)¢	0.05	¢	n/m	(0.21	)¢	0.05	¢	n/m

Mainline fuel expense per total ASM, excluding out-of-period mark-to-market adjustments related to fuel derivative contracts	6.05	¢	3.52	¢	71.9	5.38	¢	3.34	¢	61.1

Cargo ton miles (millions)	402		529		(24.0)	1,320		1,491		(11.5)
Cargo revenue per ton mile	50.06	¢	40.00	¢	25.2	46.33	¢	40.16	¢	15.4
Fuel gallons consumed (millions)	367		398		(7.8)	1,110		1,167		(4.9)
Average fuel cost per gallon, excluding taxes	474.80	¢	208.17	¢	128.1	346.92	¢	197.35	¢	75.8

Out-of-period mark-to-market gains (losses) per fuel gallons consumed related to fuel derivative contracts	(95.65	)¢	2.72	¢	n/m	(13.24	)¢	2.71	¢	n/m

Average fuel cost per gallon, excluding fuel taxes and out-of-period mark-to-market gains (losses) related to fuel derivative contracts	379.15	¢	210.89	¢	79.8	333.68	¢	200.06	¢	66.8

Number of operating aircraft at end of period						319		364		(12.4)
Full-time equivalent employees at end of period						28,135		29,579		(4.9)

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

(3)   Passenger service operating expense excludes the following items unrelated to passenger service operations, net of eliminations where applicable:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2008	2007	2008	2007
Goodwill impairment	$-	$-	$3,243	$-
Other impairment charges	-	-	1,240	-
Regional carrier expenses	578	320	1,437	899
Freighter operations	175	173	498	460
MLT Inc. - net of intercompany eliminations	29	40	113	145
Other	3	14	51	48

Results of Operations – Three months ended September 30, 2008 and 2007

Operating Revenues.  Operating revenues increased 12.4 percent ($420 million).

System Passenger Revenues. Mainline passenger revenues increased by 6.0 percent.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

	Mainline							Total
		Domestic		Pacific		Atlantic		Mainline		Consolidated
2008
Passenger revenues (in millions)		$1,526		$683		$523		$2,732		$3,289

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(5)			$57		$103		$155		$333
Percent		(0.3)%		9.1%		24.5%		6.0%		11.3%

Scheduled service ASMs (capacity)		(9.9)%		1.9%		22.4%		(1.3)%		2.9%
Scheduled service RPMs (traffic)		(8.6)%		(1.7)%		20.5%		(1.7)%		1.9%
Passenger load factor	1.2	pts.	(3.1	)pts.	(1.3	)pts.	(0.4	)pts.	(0.8	)pts.
Yield		9.1%		11.0%		3.2%		7.9%		9.1%
Passenger RASM		10.7%		7.1%		1.6%		7.4%		8.1%

Regional Carrier Revenues.  Regional carrier revenues increased 47.0 percent ($178 million) to $557 million primarily due to a 52.9 percent increase in available seat miles associated with the delivery of new 76 seat regional aircraft, partially offset by a decrease in yield.

Cargo Revenues.  Cargo revenues decreased 5.2 percent ($11 million) to $201 million due primarily to a 24.0 percent decrease in volume offset by a 25.2 percent improvement in yield.

Other Revenue.  Other revenue increased 46.7 percent ($98 million) to $308 million due primarily to increased charter and partner revenues.

Operating Expenses.  Operating expenses increased 37.5 percent ($1.1 billion) for the three months ended September 30, 2008.  The following table and notes present operating expenses for the three months ended September 30, 2008 and 2007 and describe significant year-over-year variances:

	Three Months Ended		Increase
	September 30		(Decrease)	Percent
(In millions)	2008	2007	from 2007	Change	Note
Operating Expenses
Aircraft fuel and taxes	$1,912	$882	$1,030	116.8%	A
Salaries, wages and benefits	651	660	(9)	(1.4)	B
Selling and marketing	201	185	16	8.6	C
Aircraft maintenance materials and repairs	181	210	(29)	(13.8)	D
Other rentals and landing fees	150	142	8	5.6	E
Depreciation and amortization	122	122	-	-	B
Aircraft rentals	93	93	-	-	B
Regional carrier expenses	257	181	76	42.0	F
Other	447	444	3	0.7	B
Total operating expenses	$4,014	$2,919	$1,095	37.5%

A.     Aircraft fuel and taxes increased due to a 128.1 percent increase in the average fuel cost per gallon to $4.75 offset by a 7.8 percent decrease in gallons consumed.  During the third quarter of 2008 we recognized $436.2 million in net fuel derivative contract losses, consisting of $378.1 million in out-of-period mark-to-market losses and $58.1 million of losses for contracts settled in the current period.  During the third quarter of 2007 we recognized $31.5 million in net fuel derivative contract gains, consisting of $10.8 million in out-of-period mark-to-market losses and $20.7 million of gains for contracts settled in the period.

B.    Salaries, wages and benefits, depreciation and amortization, aircraft rentals, and other expenses were relatively flat year-over-year.

C.    Selling and marketing increased year-over-year primarily due to higher credit card fees and commissions.

D.    Aircraft maintenance and repairs decreased year-over-year primarily due to lower engine repair expense.

E.    Other rentals and landing fees increased year-over-year primarily due to higher facilities rents and landing fees.

F.     Regional carrier expense increased year-over-year primarily due to higher fuel costs.

Other Income and Expense.  The Company recorded non-operating expense of $98 million in the third quarter of 2008 as compared to non-operating expense of $54 million in the third quarter of 2007.  The increase in non-operating expense is primarily due to increased interest expense and lower investment income compared to the third quarter 2007.

Tax Expense (Benefit).  Given its recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability.  It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  See “Item 1. Financial Statements, Note 8 – Income Taxes” for additional discussion of the Company’s tax accounts.

Results of Operations – Nine months ended September 30, 2008 and 2007

Operating Revenues.  Operating revenues increased 11.3 percent ($1.1 billion).

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the DOT.

The following analysis by region outlines the Company’s year-over-year performance as reported and excluding fresh-start related changes.

	Mainline							Total
		Domestic		Pacific		Atlantic		Mainline		Consolidated
As reported:
2008
Passenger revenues (in millions)		$4,446		$1,799		$1,284		$7,529		$9,008

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(48)			$134		$237		$323		$767
Percent		(1.1)%		8.0%		22.6%		4.5%		9.3%

Scheduled service ASMs (capacity)		(6.7)%		(0.5)%		22.6%		(0.6)%		2.9%
Scheduled service RPMs (traffic)		(5.1)%		(0.9)%		18.5%		(0.3)%		2.8%
Passenger load factor	1.4	pts.	(0.4	)pts.	(2.9	)pts.	0.2	pts.	(0.1	)pts.
Yield		4.3%		9.1%		3.5%		4.9%		6.3%
Passenger RASM		6.1%		8.6%		0.1%		5.1%		6.2%

Regional Carrier Revenues.  Regional carrier revenues increased 42.9 percent ($444 million) to $1.5 billion primarily due to a 45.7 percent increase in available seat miles associated with the delivery of new 76 seat regional aircraft, partially offset by a decrease in yield.

Cargo Revenues.  Cargo revenues increased 2.0 percent ($12 million) to $611 million due primarily to a 15.4 percent increase in yield offset by an 11.5 percent decrease in volume.

Other Revenue.  Other revenue increased 49 percent ($290 million) to $882 million due to increased charter and partner revenues, and the portion of payments received from non-airline marketing partners for frequent flyer miles that is now recorded in Other Revenues.

Operating Expenses.  Operating expenses increased $6.7 billion for the nine months ended September 30, 2008 as compared to the combined nine months ended September 30, 2007.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity.  The effects of fresh-start reporting and the impact of exit-related stock compensation expense on the Company’s Condensed Consolidated Statements of Operations are itemized in column (1).  During 2008, the Company recorded impairment charges associated with goodwill, international routes, other intangibles and aircraft; the impacts are itemized in column (2). On April 24, 2007, Mesaba Aviation, Inc. was acquired by the Company and became a wholly-owned consolidated subsidiary; the impact for the portion of 2008 when Mesaba was not a wholly owned subsidiary in 2007 is itemized in column (3).  Excluding the items described above, the comparable year-over-year operating performance variances are itemized in column (4). The following table and notes present operating expenses for the nine months ended September 30, 2008 and 2007 and describe significant year-over-year variances:

			Increase (Decrease) Due To:
			(1)	(2)	(3)	(4)
	Nine Months Ended		Fresh-Start/					Total
	September 30,		Exit-Related		Mesaba			Increase
		Combined	Stock Comp	Impairment	Net of			(Decrease)	Percent
(In millions)	2008	2007	Expense	Charges	Elimination	Operations	Note	from 2007	Change
Operating Expenses
Aircraft fuel and taxes	$ 4,233	$ 2,441	$ -	$ -	$ 1	$ 1,791	A	$ 1,792	73.4%
Salaries, wages and benefits	2,006	1,892	21	-	47	46	B	114	6.0
Selling and marketing	591	565	-	-	-	26	C	26	4.6
Aircraft maintenance materials and repairs	599	577	-	-	13	9	D	22	3.8
Other rentals and landing fees	441	423	-	-	6	12	D	18	4.3
Depreciation and amortization	1,015	367	(3)	642	3	6	D	648	176.6
Aircraft rentals	280	284	-	-	-	(4)	D	(4)	(1.4)
Regional carrier expenses	669	583	-	-	(75)	161	E	86	14.8
Goodwill and other indefinite- lived intangibles	3,841	-	-	3,841	-	-	F	3,841	n/m
Other	1,395	1,283	-	-	13	99	G	112	8.7
Total operating expenses	$ 15,070	$ 8,415	$ 18	$ 4,483	$ 8	$ 2,146		$ 6,655	79.1%

A.     Aircraft fuel and taxes increased due to a 75.8 percent increase in the average fuel cost per gallon to $3.47 offset by a 4.9 percent decrease in gallons consumed.  Fuel expense for the 2008 period includes $161.6 million in net fuel derivative contract losses, consisting of $161.0 million in out-of-period mark-to-market losses and $0.6 million of losses for contracts settled in the current period.  Fuel expense for the 2007 period includes $47.7 million in net fuel derivative contract gains, consisting of $31.5 million in out-of-period mark-to-market gains and $16.2 million of gains for contracts settled during the period.

B.    Salaries, wages and benefits were higher year-over-year primarily due to increased volume, employee retention program expense, summer reliability program expense, and higher group insurance and pension costs, partially offset by decreased employee profit sharing program related expense.

C.    Selling and marketing expense, increased primarily due to increased selling and marketing fees and credit cards fees.

D.    Aircraft maintenance materials and repairs expense, other rentals and landing fees, depreciation and amortization, and aircraft rentals were relatively flat year-over-year.

E.    Regional carrier expenses increased primarily due to higher fuel costs.

F.     During 2008, as part of the goodwill impairment test, the Company recorded non-cash impairment charges to goodwill and other indefinite-lived intangibles to reduce the book value of Northwest’s equity to its implied fair value as of the Merger announcement date.  See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” for additional information.

G.    Other expenses (which include MLT operating expenses, outside services, insurance, passenger food, personnel expenses, communication expenses and supplies) were higher versus prior year due largely to increases in outside services with the shift to third party vendors versus internally staffed station operations, personnel expenses, communication expenses and passenger food.

Other Income and Expense.  The Company recorded non-operating expense of $475 million in the nine months ended September 30, 2008 as compared to non-operating income of $1.3 billion in the nine months ended September 30, 2007.  The difference of $1.8 billion year-over-year was primarily due to a $1.8 billion gain on debt discharge and $1.3 billion in net gains associated with the revaluation of our assets and liabilities as part of our adoption of fresh-start accounting.  These gains were offset by $1.6 billion in reorganization-related expenses in the nine months ended September 30, 2007 and the impairment of the Company’s $213 million minority ownership interest in Midwest Air Partners, LLC in conjunction with Step 2 of the goodwill impairment test recorded during the second quarter of 2008.  See “Critical Accounting Estimates, Goodwill and Other Impairments” for additional information and “Item 1. Financial Statements, Note 7 – Reorganization Related Items” for additional information related to reorganization items.

Tax Expense (Benefit).  The Company recorded a non-cash income tax benefit of $211 million in the nine months ended September 30, 2008, primarily related to the impairment charges recorded in conjunction with Step 2 of the goodwill impairment test for certain indefinite-lived intangible assets.  The Company recorded a non-cash income tax expense in the nine months ended September 30, 2007 of $228 million.  See “Item 1. Financial Statements, Note 8 – Income Taxes” for additional discussion of the Company’s tax accounts.

Liquidity and Capital Resources

At September 30, 2008, the Company had cash and cash equivalents of $2.8 billion and unrestricted short-term investments of $286 million, providing total available liquidity of $3.1 billion.  This amount excludes $446 million of restricted short-term investments (which may include amounts held as cash).

Significant Liquidity Events

In November 2007, the Company entered into an accounts receivable financing facility.  The facility size is up to $150 million and as of September 30, 2008, $115 million of the $122 million available was drawn.  The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

On July 15, 2008, the Company entered into a $183 million private debt financing secured by ten 757-200 aircraft and 17 spare engines, which had previously been unencumbered.  The obligation is to be repaid over seven years.

Cash Flows. Liquidity decreased by $33 million during the nine months ended September 30, 2008, primarily due to net cash used in investing activities, offset by net cash provided by operating activities and net cash provided by financing activities.

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2008 was $570 million, which compares with $1.4 billion of net cash provided by operating activities for the nine months ended September 30, 2007.  The decrease in year-over-year net cash provided by operations was primarily due to reduced net income in 2008.

Investing Activities.  Investing activities during the nine months ended September 30, 2008 included the purchase of 18 CRJ900 and 21 Embraer 175 aircraft and other related costs. Other related costs included costs to commission aircraft before entering revenue service, deposits on ordered aircraft, facility improvements and ground equipment purchases.  On January 31, 2008, the Company also contributed $213 million for a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment).  Subsequently, as part of Step 2 of the goodwill impairment test completed during the second quarter of 2008, the Company was required to re-measure the fair value of its investment in Midwest.  Based on Midwest’s financial deterioration subsequent to January 31, 2008, the fair value re-measurement of the Company’s investment in Midwest resulted in the Company writing off the carrying value of its investment in Midwest during the second quarter of 2008.  Additionally, during the nine months ended September 30, 2008, the Company had decreases in restricted cash, cash equivalents and short-term investments, an increase in unrestricted short-term investments and sold its Class A Preferred share to Pinnacle for a purchase price of $20 million.  During the third quarter of 2008, the Company also made margin call payments of $118 million related to its outstanding fuel hedge contracts.  This amount includes $104 million of margin call deposits classified as prepaid expenses and $14 million that was classified as restricted cash.  Investing activities during the nine months ended September 30, 2007 included the purchase of seven A330-300, seven CRJ900, and four Embraer 175 aircraft and other related costs.

Financing Activities.  Financing activities during the nine months ended September 30, 2008 consisted primarily of the financing of 18 CRJ900 and 21 Embraer 175 aircraft with long-term debt, the financing of ten 757-200 aircraft and 17 spare engines for proceeds of $183 million, and a net draw of $115 million on an accounts receivable financing facility, offset by scheduled debt payments.  Financing activities during the nine months ended September 30, 2007 consisted primarily of receiving $750 million in proceeds from the equity offering consummated as part of the Company’s emergence from bankruptcy, the financing of one A330-300, seven CRJ900, and four Embraer 175 with long-term debt, and the financing of Boeing 787 pre-delivery deposits, partially offset by debt payments and debt prepayments.

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

Investing activities affecting cash flows and non-cash transactions and leasing activities related to the initial acquisition of aircraft consisted of the following for the nine months ended September 30:

	Investing Activities Affecting Cash Flows		Non-cash Transactions and Leasing Activities
	2008	2007	2008	2007

Airbus A330-300	-	1	-	6
CRJ900	18	7	-	-
Embraer 175	21	4	-	-
	39	12	-	6

Debt.  Contractual maturities of long-term debt (inclusive of short-term maturities), excluding capital lease obligations and any potential acceleration of the Bank Credit Facility as described below, through December 31, 2012, are as follows (in millions):

remainder of	2008	$218	(a)
2009		599
2010		538
2011		670
2012		504

(a)   In November 2007, the Company entered into an accounts receivable financing facility.  The facility size is up to $150 million and as of September 30, 2008, $115 million of the $122 million available was drawn.  The financing is a 364-day facility that matures in November 2008 with annual renewal provisions that could result in a final maturity date of November 29, 2012.

On August 21, 2006, the Predecessor Company entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”), formerly referred to by us as the DIP/Exit Facility, consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which has been fully drawn since its inception.  Loans drawn under the $175 million revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  As amended in March 2007, both loan facilities under the Bank Credit Facility bear interest at LIBOR plus 2.00%.  Letter of credit fees are 2.125% per annum.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility is rated BB- by Standard & Poor’s Rating Services (“S&P”) and B1 by Moody’s Investors Service, Inc. (“Moody’s”) and is secured by a first lien on the Company’s Pacific Route authorities.  The March 2007 amendment also allowed the Company to grant pari-passu liens in the Pacific Route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The interest rate as of September 30, 2008 was 4.75% on both the term loan facility and the revolving credit facility.

The final maturity date of the Bank Credit Facility is August 21, 2013.  Principal on the term loan portion of the Bank Credit Facility will be repaid at 1.0% per year with the balance (94.0%) due at maturity.  The first two such principal repayments were made on August 21, 2007 and August 21, 2008.  On September 15, 2008, the Company entered into an amendment to the Bank Credit Facility which provides that, (i) subject to the consummation of the Merger, the Company will be permitted to guarantee approximately $2.5 billion of Delta obligations, (ii) the Company will be required to repay $300 million of the approximately $1.2 billion outstanding under the Bank Credit Facility and (iii) the final maturity date will be the earlier of the date on which Northwest is merged with and into Delta or December 31, 2010.  The merger of Northwest with Delta (as opposed to the Merger of NWA Corp. with a subsidiary of Delta) is not expected to occur before late 2009.

The Bank Credit Facility requires ongoing compliance with various financial covenants including a requirement for the Company to maintain a minimum ratio of consolidated EBITDAR to consolidated fixed charges (“Fixed Charge Coverage Ratio”).  Under an amendment to the Bank Credit Facility completed in April 2008, compliance by the Company with the Fixed Charge Coverage Ratio has been waived through March 31, 2009 followed by a phase-in period as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as operating income, adjusted to exclude the effects of depreciation, amortization, aircraft rents and costs (but only up to $150 million of cash costs) payable in connection with a merger or acquisition and to include the effects of interest income and governmental reimbursements for losses resulting from developments affecting the aviation industry.  Earnings also exclude non-recurring non-cash charges (subject to the inclusion of any cash payments then or thereafter made with respect thereto) and are determined without giving effect to any acceleration of rental expense.  Fixed charges are defined as interest expense (excluding the fees and expenses of obtaining the April 2008 and September 2008 amendments and non-cash merger-related adjustments incurred in connection with the Merger) and aircraft rent expense (without giving effect to any acceleration of rental expense).  Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges.

Although the Company was in compliance with all required financial covenants as of September 30, 2008, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs.

Aircraft Commitments. Committed expenditures for aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately (in millions):

remainder of	2008	$269
2009		314
2010		749
2011		232
2012		670

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

The indefinite-lived intangibles were impaired to fair value if the fair value was lower than the carrying amount, in accordance with SFAS No. 142.  The definite-lived intangibles and flight equipment were subject to recoverability tests to determine if a loss in fair value measured in Step 2 would result in an impairment charge, in accordance with the guidance in SFAS No. 144.  The investment in affiliated companies consists of a minority ownership interest in Midwest Air Partners, LLC, which in turn purchased Midwest Air Group, Inc. (the “Midwest” investment).  This equity investment was subject to a recoverability test in accordance with Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).  Under APB 18, a loss in value of an investment which is other than a temporary decline should be recognized.  See “Item 1. Financial Statements, Note 4 – Goodwill and Intangibles” for additional information regarding the impairments and fair value measurements related to the impairments.

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

Other Information

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen.  From time to time, the Company uses financial instruments to hedge its exposure to the Japanese yen.  Hedging gains or losses are recorded in accumulated other comprehensive income (loss) until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.  The Company hedged 27.4 billion yen of its yen-denominated sales during the three months ended September 30, 2008, resulting in an effective rate of 109.44 yen per U.S. dollar on forward contracts, the prevailing average contract rate for the period.  The Company did not hedge any of its yen-denominated sales during the three months ended September 30, 2007.  The average market yen rate for the quarters ended September 30, 2008 and 2007 was 108.62 and 118.40, respectively.

On occasion, the Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.  As of September 30, 2008, the Company had hedged approximately 40.1% of its anticipated yen-denominated sales for the remainder of 2008 and 31.6% of its anticipated 2009 yen-denominated sales.  The 2008 Japanese yen hedges consist of forward contracts which hedge approximately 29.5% of remaining yen-denominated sales at an average rate of 109.19 yen per U.S. dollar and collar options which hedge approximately 10.6% of remaining yen-denominated sales with a rate range between 102.40 and 116.40 yen per U.S. dollar. The 2009 Japanese yen hedges consist of forward contracts which hedge approximately 25.3% of its 2009 anticipated yen-denominated sales at an average rate of 100.06 yen per U.S. dollar and collar options which hedge approximately 6.3% of yen-denominated sales with a rate range between 99.52 and 103.50 yen per U.S. dollar.  This compares to 20.1% of its anticipated 2008 sales hedged as of September 30, 2007.  As of September 30, 2008 and 2007, unrealized pre-tax gains of $8.3 million and $1.1 million, respectively, were outstanding in accumulated other comprehensive income associated with the Japanese yen hedge contracts.

As of September 30, 2008, the Company had also hedged approximately 64.6% of its remaining 2008 anticipated Canadian dollar denominated sales with forward contracts at an average rate of 1.0012 Canadian dollars per U.S. dollar.  This compares to 41.6% of its anticipated 2008 sales hedged as of September 30, 2007.  As of September 30, 2008 and 2007, an unrealized pre-tax gain of $5.3 million and an unrealized pre-tax loss of $2.6 million, respectively, were outstanding in accumulated other comprehensive income associated with the Canadian dollar hedge contracts.  The average Canadian dollar to U.S. dollar exchange rate for the quarters ended September 30, 2008 and 2007 was 1.008 and 1.04, respectively.

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

As of September 30, 2008, the Company had economically hedged the price of approximately 79% of its projected fuel requirements for the remainder of 2008 and 24% of its projected fuel requirements for 2009, through a combination of collars, three-way collars and swap agreements.

The 2008 crude oil collars, which hedge the price of approximately 55% of the Company’s projected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a crude oil equivalent price of $105.62 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $89.05 per barrel.  The 2008 heating oil collars, which hedge the price of approximately 12% of the Company’s projected fuel requirements for the remainder of 2008, provide upside protection beginning, on average, with a heating oil equivalent price of $138.92 per barrel, and payment obligations beginning, on average, with a heating oil equivalent price of $121.34 per barrel.  The 2008 swap contracts consist of extendable jet fuel swap agreements which hedge approximately 12% of the Company’s projected remaining 2008 fuel requirements and provide upside protection at a jet fuel equivalent price of $160.94 per barrel and capped, on average, at $199.50 per barrel.

The 2009 crude oil collars, which hedge the price of approximately 9% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a crude oil equivalent price of $110.25 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $88.28 per barrel.  The 2009 three-way crude oil collars, which hedge the price of approximately 10% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a crude oil equivalent price of $134.33 per barrel and capped, on average, at $166.56 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $114.30 per barrel.  The three-way heating oil collars, which hedge the price of approximately 1% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a heating oil equivalent price of $174.30 per barrel and capped, on average, at $205.13 per barrel, and payment obligations beginning, on average, with a heating oil equivalent price of $143.47 per barrel.  The 2009 crude oil swaps, which hedge approximately 1% of the Company’s projected 2009 fuel requirements and provide upside protection at a crude oil equivalent price of $100.09 per barrel.  The 2009 jet fuel swap agreements, which hedge approximately 3% of the Company’s projected 2009 fuel requirements and provide upside protection at a jet fuel equivalent price of $160.94 per barrel and capped, on average, at $199.50 per barrel.

The Company currently has no fuel derivative contracts outstanding that are designated for special hedge accounting treatment, and therefore had no related unrealized gains (losses) in accumulated other comprehensive income (loss) as of September 30, 2008.  The Company records any changes in the contracts’ values as mark-to-market adjustments through the Consolidated Statement of Operations on a quarterly basis.  During the three months ended September 30, 2008, the Company recognized $436.2 million of net fuel derivative losses as increases in fuel expense, including $378.1 million of out-of-period losses.  The Company allocates mark-to-market adjustments to regional carrier expense for fuel consumed by our non-consolidated Airlink partners.  For the three months ended September 30, 2008, the Company recognized $36.5 million of fuel derivative net losses as increases in regional carrier expense, including $31.5 million of out-of-period losses.

As of September 30, 2007, the Company had hedged the price of approximately 50% of its projected fuel requirements for the remainder of 2007 through a combination of collar options and fixed price swap agreements.  The collar options, which hedged the price of approximately 40% of the Company’s projected fuel requirements for the remainder of 2007, consisted of crude oil put options with an average price of $56 per barrel, and related call options at an average price of $75 per barrel.  The fixed price crude oil swap agreements, which hedged the price of approximately 10% of the Company’s projected fuel requirements for the remainder of 2007, included agreements with an average price of $63 per barrel.  Net gains of $31.5 million were recorded as decreases in fuel expense during the three months ended September 30, 2007, including $10.8 million in out-of-period mark-to-market gains and $20.7 million of gains for contracts that settled in the three months ended September 30, 2007.  Additionally, for the three months ended September 30, 2007, net gains of $3.6 million were recorded as a reduction to regional carrier expense.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount as of September 30, 2008 of $381 million.  Additionally, during February 2008, the Company entered into individual interest rate swap hedges related to two floating rate debt instruments, with a total cumulative notional amount as of September 30, 2008 of $901 million.  The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap and swap hedges corresponds exactly with the maturity dates of the designated debt instruments.  As of September 30, 2008, the Company has recorded $10.3 million of pre-tax unrealized gains in accumulated other comprehensive income (loss) associated with these hedges.  On October 7, 2008, the company entered into ten additional interest rate swap hedges related to ten floating debt instruments with a total cumulative notional amount of $492.6 million at a weighted average interest rate of 4.25%.

War Risk Insurance.  Following the events of September 11, 2001, commercial aviation insurers materially curtailed war risk coverage and increased insurance premiums.  Subsequently, the FAA was mandated to offer U.S. airlines war risk insurance.  The coverage was recently extended to March 31, 2009, from its previous expiration of December 31, 2008.  While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided.  Commercial war risk insurance in amounts and scope adequate for our operations is not currently available at reasonable prices.  Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be higher than the premium currently charged by the government and the coverage materially more restrictive.  Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage in the event of a new terrorist attack or other events adversely affecting the airline industry.  Significant increases in insurance premiums could negatively impact our financial condition and results of operations.  If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If we were to be involved in an accident, we could be exposed to significant tort liability.  Although we carry insurance to cover damages arising from such accidents, resulting tort liability could be higher than our policy limits which could negatively impact our financial condition.

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the ability of the Company to operate pursuant to the terms of its financing facilities (particularly the related financial covenants), the ability of the Company to attract, motivate and/or retain key executives and associates, the future level of air travel demand, the Company’s future passenger traffic and yields, the airline industry pricing environment, increased costs for security, the cost and availability of aviation insurance coverage and war risk coverage, the general economic condition of the U.S. and other regions of the world, the price and availability of jet fuel, the war in Iraq, the possibility of additional terrorist attacks or the fear of such attacks, concerns about Severe Acute Respiratory Syndrome (SARS) and other influenza or contagious illnesses, labor strikes, work disruptions, labor negotiations both at other carriers and the Company, difficulties in integrating the operations of the Company and Delta following the Merger, low cost carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments (including conditions imposed by U.S. or foreign governments to obtain regulatory approval for the Merger), foreign currency exchange rate fluctuations and inflation.  Other factors include the possibility that the Merger may not close, including due to the failure to receive required regulatory approvals, or the failure of other closing conditions.  The Company cautions that the foregoing list of factors is not exclusive.  Additional information with respect to the factors and events that could cause differences between forward-looking statements and future actual results is contained in the Company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended (the “2007 Form 10-K”) and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – As of September 30, 2008, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC as of the end of such period.

Changes in Internal Control – There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal third quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the Merger.  Failure to complete the pending Merger would prevent us from realizing the anticipated benefits of the Merger.   We will also incur transaction costs, whether or not the Merger is completed. In addition, the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

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

It is currently anticipated that the completion of the Merger will result in a second ownership change under Section 382.  Pursuant to the Merger Agreement, the Company has elected out of Section 382(l)(5).  As such, Section 382(l)(6) will be applicable to the ownership change that occurred pursuant to the Plan of Reorganization.  Nonetheless, any subsequent (including the one in connection with the Merger) ownership change could further limit the Company’s ability to utilize its NOL carryforwards for taxable years including or following the subsequent “ownership change.”

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on September 25, 2008 in New York City, New York. At the Annual Meeting, the stockholders of the Company voted on four items.  215,321,944 shares of the Company’s common stock, 85% of the outstanding shares, were represented in person or by proxy.

1. The nominees for director were elected based upon the following votes:

Nominees	In Favor	Withheld
Roy J. Bostock	177,023,495	38,298,449

David A. Brandon	153,272,119	62,049,825

Michael J. Durham	205,204,698	10,117,246

John M. Engler	190,884,167	24,437,777

Mickey P. Foret	204,641,917	10,680,027

Robert L. Friedman	191,221,635	24,100,309

Doris Kearns Goodwin	191,545,886	23,776,058

Jeffrey G. Katz	191,861,891	23,460,053

James J. Postl	197,782,530	17,539,414

Rodney E. Slater	212,604,362	2,717,582

Douglas M. Steenland	190,279,239	25,042,705

William S. Zoller	203,691,997	11,629,947

2. The proposal to adopt the Agreement and Plan of Merger dated as of April 14, 2008, by and among Delta Air Lines, Inc., Nautilus Merger Corporation, a direct, wholly-owned subsidiary of Delta, and the Company received the following votes:

For	Against	Abstentions	Broker Non-Votes
191,140,765	3,254,803	252,087	20,674,289

3. The proposal to ratify the appointment of Ernst & Young as independent auditors for the year ending December 31, 2008 received the following votes:

For	Against	Abstentions	Broker Non-Votes
212,498,495	1,637,793	1,185,656	–

4. The proposal to approve the amendment to the Northwest Airlines Corporation 2007 Stock Incentive Plan received the following votes:

For	Against	Abstentions	Broker Non-Votes
176,739,204	16,561,103	1,347,348	20,674,289

Item 6.   Exhibits.

(a)   Exhibits:

12.1      Computation of Ratio of Earnings to Fixed Charges.

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certification of Chief Executive Officer.

32.2      Section 1350 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of October 2008.

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