Form 10-K
period 2008-12-31
NORTHWEST AIRLINES CORP
filed 2009-03-02
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15285

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $1.6 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

The registrant is a wholly owned subsidiary of Delta Air Lines, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $0.01 per share.  As of January 31, 2009, there were 1,000 shares of the registrant’s Common Stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

PART I

Item 1.  BUSINESS

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the direct parent corporation of Northwest Airlines, Inc. (“Northwest”).  On October 29, 2008 (the “Closing Date”), Nautilus Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Delta Air Lines, Inc. (“Delta”), merged with and into NWA Corp. (the “Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 14, 2008, among Delta, the Merger Sub and NWA Corp. (the “Merger Agreement”).  As a result of the Merger, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”).

As a result of the application of purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the financial statements prior to October 30, 2008 are not comparable with the financial statements for periods on or after October 30, 2008.  References to “Post-Merger” refer to the Company on or after October 30, 2008, after giving effect to the application of purchase accounting.  References to “Pre-Merger” refer to the Company prior to October 30, 2008.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Business Combinations” for further details.

Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  Northwest operates the world’s sixth largest airline, as measured by 2008 revenue passenger miles (“RPMs”), and is engaged in the business of transporting passengers and cargo.  Northwest began operations in 1926.  Northwest’s business focuses on the operation of a global airline network through its strategic assets that include:

•                  domestic hubs at Detroit, Minneapolis/St. Paul and Memphis;

•                  an extensive Pacific route system with a hub in Tokyo;

•                  a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam;

•                  a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta. Continental has provided written notice to the Company and Delta of its decision to terminate the two-way alliance agreement with the Company, and the three-way alliance agreement with the Company and Delta effective April 14, 2009 and July 31, 2009, respectively;

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

        The Company maintains a Web site at http://www.nwa.com.  Information contained on the Company’s Web site is not incorporated into this annual report on Form 10-K.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Securities and Exchange Commission (“SEC”) Web site at http://idea.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Chapter 11 Proceedings

Background and General Bankruptcy Matters.  The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary.  Detailed information pertaining to the bankruptcy filings may be obtained at http://www.nwa-restructuring.com.  See also “Item 8. Consolidated Financial Statements and Supplementary Data, Note 6 — Voluntary Reorganization Under Chapter 11 Proceedings.”  Information contained on the Company’s Web site is not incorporated into this annual report on Form 10-K.

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

As a result of the application of fresh-start reporting in accordance with SOP 90-7 upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007.  References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to June 1, 2007.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 7 — Fresh-Start Reporting” for further details.

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

Northwest had reserved 6.4 million shares of common stock for future distributions to holders of allowed general, unsecured claims when disputed claims are resolved. Pursuant to the terms of the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into and became exchangeable for 1.25 shares of Delta common stock. Accordingly, shares issuable pursuant to Northwest’s Plan of Reorganization totaled 8.0 million after being adjusted for the exchange ratio.

In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”) was converted into exit financing in accordance with its terms.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 9 — Long-Term Debt and Short-Term Borrowings” for additional information.

Item 1A.  RISK FACTORS

Our business and results of operations are dependent on the price and availability of aircraft fuel.  High fuel costs or cost increases could have a materially adverse effect on our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.

Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially in the last five years and spiked at record high levels in 2008 before falling dramatically during the latter part of the year. In 2008, our average fuel price per gallon rose 76.1% to $3.61, as compared to an average price of $2.05 in 2007, which is significantly higher than our average price of $2.02 in 2006, and significantly higher than our prices in the earlier part of this decade. The fuel costs represented 32.2% and 32.5% of our operating expenses in 2008 and 2007, respectively. These increasing costs have had a significant negative effect on our results of operations and financial condition.

Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We often have not been able to increase our fares to offset the effect of increased fuel costs in the past and we may not be able to do so in the future.

In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. To attempt to manage our exposure to changes in fuel prices, we use derivative instruments, which are comprised of crude oil, heating oil and jet fuel swap and collar contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.

We are currently able to obtain adequate supplies of aircraft fuel, but it is impossible to predict the future availability or price of aircraft fuel. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in additional fuel supply shortages and fuel price increases in the future. Additional increases in fuel costs or disruptions in fuel supplies could have additional negative effects on us.

The global economic recession has resulted in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.

As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing weaker demand for air travel.  Our demand began to slow during the latter part of the year, and we believe the worsening economic conditions could reduce U.S. airline industry revenues by 8-12% in 2009. As a result, Delta has announced plans to further reduce consolidated capacity by 6-8% in 2009 compared to 2008 (which reflects planned consolidated domestic capacity reductions of 8-10% and international capacity reductions of 3-5%), and has offered voluntary workforce reduction programs for eligible employees, including our employees. Demand for air travel could continue to fall if the global economic recession continues, and overall demand may fall much lower than we are able prudently to reduce capacity. The weakness in the United States and international economies could have a significant negative impact on our future results of operations.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.  For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, the credit crisis could have an impact on our remaining fuel hedging contracts or our interest hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.

Our obligation to post collateral in connection with our fuel hedge contracts may have a substantial impact on our short-term liquidity.

Under fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts.  If fuel prices continue to fall, we may be required to post a significant amount of additional collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and short-term investments until those contracts are settled.

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

We have substantial indebtedness, which could:

•                  require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•      make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•      limit our ability to withstand competitive pressures;

•      reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

•      place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, a substantial level of indebtedness, particularly because substantially all of our assets are currently subject to liens, could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically had substantial liquidity needs in the operation of our business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

Certain of our credit facilities include financial and other covenants that impose restrictions on our financial and business operations.

Our exit facility financing credit agreement and our liquidity facility credit agreement each contain financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, each of the credit facilities contains other negative covenants customary for such financings.  These covenants may have a material adverse impact on our operations.  In addition, if we fail to comply with the covenants in any credit facility and are unable to obtain a waiver or amendment, an event of default would result under that facility.

Each of the credit facilities also contains other events of default customary for such financings.  If an event of default were to occur, the lenders could, among other things, declare outstanding borrowings under the respective credit facilities immediately due and payable. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under any of the credit facilities if such borrowings were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other financing agreements of Delta and us.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. Approximately 80% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.

In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, they may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

The ability to realize fully the anticipated benefits of the Merger may depend on the successful integration of the businesses of Delta and Northwest.

The Merger involves the combination of two companies which operated as independent public companies prior to the merger. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations.  It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

The integration of the Delta and Northwest workforces will present significant challenges, including the possibility of labor-related disagreements that may adversely affect the combined company’s operations.

Our successful integration with Delta and achievement of the anticipated benefits of the combination depend significantly on integrating our employee groups into Delta and on maintaining productive employee relations. The integration of our workforces will be challenging in part because approximately 80% of the Northwest employees are represented by labor unions while, among U.S. based employees, only the Pre-Merger Delta pilots and flight dispatchers (who combined constitute approximately 17% of the total Pre-Merger Delta employees) are currently represented by labor unions. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and NWA Corp. and affect the financial performance of the combined company.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

Our business is heavily dependent on our operations at our hub airports in Detroit, Memphis, Minneapolis/St. Paul and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other Delta hubs. A significant interruption or disruption in service at one of our other hubs could have a serious impact on our business, financial condition and results of operations.

We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in our website, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected.  In addition, we may face challenges associated with integrating complex systems and technologies that support the separate operations of Delta and Northwest.  If we are unable to manage these challenges effectively, our business and results of operation could be negatively affected.

In addition, any internal technology error or failure or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Like all companies, our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

If we experience losses of senior management personnel and other key employees, our operating results could be adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans.  If we experience a substantial turnover in our leadership and other key employees, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

We are at risk of losses and adverse publicity stemming from any accident involving our aircraft.

An aircraft crash or other accident could expose us to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that the insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be further limited as a result of the Merger and the employee equity issuance, together with other equity transactions.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

As of December 31, 2008, Delta reported approximately $9.2 billion of federal and state NOL carryforwards. As of December 31, 2008, we reported approximately $5.3 billion of federal and state NOL carryforwards.  Both Delta and NWA Corp. experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Merger Agreement, Delta and NWA Corp. elected out of Section 382(l)(5) of the Code, in which case Section 382(l)(6) of the Code will be applicable to the ownership changes that occurred pursuant to our respective plans of reorganization. As a result of the Merger, NWA Corp. experienced a subsequent ownership change. Delta also may experience a subsequent ownership change as a result of the Merger and the issuance of equity to employees in connection with the Merger, together with other transactions involving the sale of our common stock within the testing period. Even if the Merger and the employee equity issuance did not result in an ownership change, the Merger and the employee equity issuance has significantly increased the likelihood there will be a subsequent ownership change for Delta as a result of transactions involving sale of our common stock.

The NWA Corp. ownership change resulting from the Merger and the potential occurrence of a second ownership change for Delta could limit the ability to utilize pre-change NOLs that are not currently subject to limitation, and could further limit the ability to utilize NOLs that are currently subject to limitation. The amount of the annual limitation generally is equal to the value of the stock of the corporation immediately prior to the ownership change multiplied by the adjusted federal tax-exempt rate, set by the Internal Revenue Service. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at several of our hub airports from other carriers. In addition, our operations at our hub airports also compete with operations at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.

The growth of low-cost carriers, including Southwest, AirTran and JetBlue, in the U.S. has placed significant competitive pressure on network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.

In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement with the Member States of the European Union, has accelerated this trend. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers.

Terrorist attacks or international hostilities may adversely affect our business, financial condition and operating results.

The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, would negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the U.S.

The airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations.

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. The proposed ticket tax increase, if implemented, could negatively impact our revenues.

Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays in late 2006 and early 2007 have caused Congress and the Department of Transportation (“DOT”) to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations. In addition, some states have also enacted or considered enacting such regulations.

Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the U.S.  Laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results.

We and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies are initiating inquiries into airline privacy practices. Compliance with these regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.

Our insurance costs have increased substantially as a result of the September 11 terrorist attacks, and further increases in insurance costs or reductions in coverage could have a material adverse impact on our business and operating results.

As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through March 31, 2009 and the Secretary of Transportation has discretion to extend coverage through May 31, 2009. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Flight Equipment

As shown in the following table, Northwest operated a mainline fleet of 312 aircraft at December 31, 2008, consisting of 254 narrow-body and 58 wide-body aircraft.  Northwest’s purchase commitments for aircraft as of December 31, 2008 are also provided:

		In Service
						Average		Aircraft
	Seating		Capital	Operating		Age		on Firm
Aircraft Type	Capacity	Owned	Lease	Lease	Total	(Years)		Order (1)

Passenger Aircraft
Airbus:
A319	124	55	—	2	57	6.8		5
A320	148	41	—	28	69	13.7		2
A330-200	243	11	—	—	11	3.7		—
A330-300	298	21	—	—	21	3.3		—

Boeing:
757-200	160-184	30	—	15	45	16.2		—
757-300	224	16	—	—	16	5.8		—
747-400	403	4	—	12	16	15.1		—

McDonnell Douglas:
DC9	100-125	67	—	—	67	35.2		—
		245	—	57	302			7

Freighter Aircraft
Boeing 747F		7	—	3	10	24.5		—

Total Northwest Operated Aircraft		252	—	60	312		(2)	7

Regional Aircraft
CRJ200	50	—	—	141	141	5.5		—
Saab 340	34	—	—	49	49	11.1		—
CRJ900	76	35	—	—	35	0.9		—
Embraer 175	76	36	—	—	36	0.7		—
Total Airlink Operated Aircraft		71	—	190	261			—

Total Aircraft		323	—	250	573			7

(1)   The Company has excluded from the table above its order for 18 787-8 aircraft.  The Boeing Company (“Boeing”) has informed the Company that Boeing will be unable to meet the contractual delivery schedule for these aircraft.  The Company is in discussions with Boeing regarding this situation.

(2)   Excluding DC9 aircraft, the average age of Northwest-operated aircraft is 8.9 years.

In total, the Company took delivery of 23 CRJ900 and 27 Embraer 175 aircraft during the twelve months ended December 31, 2008.  One CRJ900 aircraft had not been placed into service before December 31, 2008 and therefore is not included in the table above.  In connection with the acquisition of these 50 aircraft, the Company entered into long-term debt arrangements.  Under such arrangements, the aggregate amount of debt incurred totaled $886 million.

During 2008, the Company sold 31 aircraft including three Boeing 727-200, three Boeing 747-200, two Boeing 747F, four A320 and 19 DC9-30 aircraft.  Proceeds from these sales totaled $23.9 million.

        See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 15 — Commitments” for further information related to the Company’s aircraft and commitments.

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

Other Property and Equipment

        Northwest’s primary offices are located near the Minneapolis/St. Paul International Airport, including its corporate offices located on a 160-acre site east of the airport.  Other owned facilities include reservations centers in Tampa, Florida, Minot, North Dakota and Chisholm, Minnesota, a data processing center in Eagan, Minnesota and a property in Baltimore, Maryland.  The Company also owns property in Tokyo, including a 1.3-acre site in downtown Tokyo, a 33-acre land parcel, 512-room hotel, and flight kitchen located near Tokyo’s Narita International Airport.  In addition, the Company leases reservations centers in or near Minneapolis/St. Paul, Seattle and Sioux City, Iowa.

Item 3.  LEGAL PROCEEDINGS

Northwest Airlines, Inc. v. Filipas, et al (U.S. Dist. Ct. Minnesota, Case 07-CIV-4803 (JNE/JJG)).  On December 12, 2007, Northwest Airlines, Inc. filed a declaratory judgment action against six of its employee pilots seeking a declaration that its recently implemented Target Benefit Pension Plan (collectively bargained for with the Air Line Pilots Association) does not violate any applicable prohibitions against age discrimination, including under ERISA. The court has certified defendant class of all employee pilots who will receive less under the new target plan than they would have received under the predecessor plan that provided benefits to pilots on a “flat percentage” or “pro rata to pay” basis. On January 26, 2009, the District Court granted summary judgment in favor of Northwest on its claim as well as the defendants’ counterclaims.

Chapter 11 Proceedings.  On September 14, 2005, NWA Corp. and 12 of its direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization under Chapter 11 of the Bankruptcy Code.  On May 31, 2007, the Debtors emerged from bankruptcy.  The reorganization cases were jointly administered under the caption “In re NWA Corp., et al., Case No. 05-17930 (ALG).”  The Confirmation Order provided for the discharge upon the Effective Date of the Debtors from all Claims (as defined in the Plan) based upon acts or omissions that occurred prior to the Effective Date.  In addition, as established by the Confirmation Order, holders of pre-Effective Date claims are enjoined from commencing or continuing any action or proceeding against the Reorganized Debtors with respect to such claims, except as otherwise permitted by the Bankruptcy Court for purposes of determining the amount of their respective claims.  The legal proceedings outstanding against the Company as of the Petition Date are subject to the injunction established by the Confirmation Order.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NWA Corp. is a wholly owned subsidiary of Delta, and there is no market for NWA Corp.’s common stock.

Item 6.    SELECTED FINANCIAL DATA

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reduced disclosure permitted by General Instruction I(2)(a) of Form 10-K.

Overview

        Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the direct parent corporation of Northwest Airlines, Inc. (“Northwest”).  The Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries.  Substantially all of the Company’s results of operations are attributable to its operating subsidiary, Northwest, which accounted for approximately 99% of the Company’s 2008 consolidated operating revenues and expenses.  The Company’s results of operations also include other subsidiaries of which MLT Inc. (“MLT”) is the most significant.  MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals.  In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.  These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. The following discussion pertains primarily to Northwest and, where indicated, MLT.

On October 29, 2008 (the “Closing Date”), Nautilus Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Delta Air Lines, Inc. (“Delta”), merged with and into NWA Corp. (the “Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 14, 2008, among Delta, Merger Sub and NWA Corp. (the “Merger Agreement”).  As a result of the Merger, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”).

As a result of the application of purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the financial statements prior to October 30, 2008 are not comparable with the financial statements for periods on or after October 30, 2008.  References to “Post-Merger” refer to the Company on or after October 30, 2008, after giving effect to the application of purchase accounting.  References to “Pre-Merger” refer to the Company prior to October 30, 2008.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 2 — Business Combinations” for further details.

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

On the Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  Thus the consolidated financial statements prior to June 1, 2007 reflect results based upon the historical cost basis of the Company while the post-emergence Pre-Merger consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting.  Therefore, the post-emergence Pre-Merger periods are not comparable to the pre-emergence periods.  References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to June 1, 2007.

For discussions on the results of operations, the Company has combined the results for the Pre-Merger Successor Company period with the Post-Merger Successor Company period of 2008 and the five months ended May 31, 2007 with the seven months ended December 31, 2007.  The Company believes that the combined financial results provide management and investors a better perspective of the Company’s core business and on-going operational financial performance and trends for comparative purposes.

Full Year 2008 Results

The Company reported net loss of $6.0 billion for the combined year ended December 31, 2008, compared to net income of $2.1 billion for the combined year ended December 31, 2007.  In 2008, the Company reported an operating loss of $5.6 billion, compared with operating income of $1.1 billion in 2007.

Operating revenues for the full year 2008 increased 8.3 percent versus 2007 to $13.6 billion.  System consolidated passenger revenue increased 6.9 percent to $11.6 billion.  Operating expenses increased 67.5 percent year-over-year to $19.1 billion.  Full year 2008 results included $5.1 billion of net unusual operating and non-operating items, consisting of purchase accounting, merger-related expenses, goodwill impairments, other impairments, and the year-over-year impact of fresh-start accounting.

Full year 2007 results included $1.5 billion of net unusual and reorganization related gains.  Unusual non-operating items included a $1.6 billion of reorganization related gains. See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Reorganization Related Items” for further information related to the Company’s reorganization items.

Results of Operations—2008 Compared to 2007

Operating Revenues.  Operating revenues increased 8.3 percent ($1.0 billion), as a result of higher passenger revenue, regional carrier revenue and other revenue, partially offset by a reduction in cargo revenue.

System Passenger Revenues.  In the following analysis by region, mainline statistics exclude Northwest Airlink regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”).  The following analysis by region outlines the Company’s year-over-year performance as reported:

	Mainline						Total
As reported:	Domestic		Pacific		Atlantic		Mainline		Consolidated
2008
Passenger revenues (in millions)	$5,636		$2,340		$1,609		$9,585		$11,585

Increase (Decrease) from 2007:
Passenger revenues (in millions)	$(231)		$154		$234		$157		$752
Percent	(3.9	) %	7.0%		17.0%		1.7%		6.9%

Scheduled service ASMs (capacity)	(9.3	) %	(0.2	) %	18.0%		(2.6	) %	1.3%
Scheduled service RPMs (traffic)	(7.6	) %	(0.5	) %	13.6%		(2.3	) %	1.1%
Passenger load factor	1.5	pts	(0.3	) pts	(3.2	) pts	0.2	pts	(0.1	) pts
Yield	4.0%		7.7%		3.0%		4.1%		5.8%
Passenger RASM	5.9%		7.3%		(0.9	) %	4.5%		5.6%

Regional Carrier Revenues.  Regional carrier revenues increased 42.3 percent ($595 million) to $2.0 billion, primarily due to a 47.9 percent increase in available seat miles associated with the delivery of new 76 seat regional aircraft, partially offset by a reduction in yield.

Cargo Revenues.  Cargo revenues decreased 9.3 percent ($78 million) to $762 million due primarily to a 20.5 percent decrease in volume, partially offset by a 14.1 percent improvement in yield.  Cargo revenues consisted of freight and mail carried on passenger aircraft and the Company’s dedicated fleet of Boeing 747-200 freighter aircraft.

Other Revenues.  Other revenues, the principal components of which are MLT, other transportation fees, partner revenues, and charter revenues, increased 43.3 percent ($370 million) to $1.2 billion.  The year-over-year increase was due to increased charter and partner revenues, and the portion of payments received from non-airline marketing partners for frequent flyer miles that is now recorded in Other revenues.

Operating Expenses.  Operating expenses increased 67.5 percent ($7.7 billion) for 2008.  As a result of the adoption of fresh-start reporting, the Company’s financial statements on or after June 1, 2007 are not comparable with its pre-emergence financial statements.  Also, in conjunction with the Merger, the Company recorded purchase accounting adjustments as of October 29, 2008.  Thus, the Company’s Post-Merger financial statements are not comparable to its Pre-Merger financial statements.  At emergence the Company changed its policies pertaining to the accounting for frequent flyer obligations and breakage of passenger tickets.  During 2008, the Company recorded impairment charges associated with goodwill, international routes, other intangibles and aircraft; the impacts are itemized in column (1).  On April 24, 2007, Mesaba Aviation, Inc. (“Mesaba”) was acquired by the Company and became a wholly-owned consolidated subsidiary; year over year impact of partial 2007 ownership is itemized in column (2).  Excluding the items described above, the comparable year-over-year operating performance variances, which include the impact of the Company’s purchase accounting adjustments and the effects of fresh-start reporting, are itemized in column (3).  The following table and notes present operating expenses for the years ended December 31, 2008 and 2007 and describe significant year-over-year variances:

	Year Ended		(1)	(2)	(3)
	Combined	Combined		Mesaba			Total
	December 31,	December 31,	Impairment	Net of			Incr (Decr)
(In millions)	2008	2007	Charges	Elim	Operations		from 2007
OPERATING EXPENSES
Aircraft fuel and taxes	$5,670	$3,378	$—	$1	$2,291	A	$2,292
Salaries, wages and benefits	2,698	2,568	—	47	83		130
Aircraft maintenance materials and repairs	772	811	—	13	(52)		(39)
Selling and marketing	778	751	—	—	27		27
Other rentals and landing fees	592	539	—	6	47		53
Depreciation and amortization	1,145	495	642	3	5		650
Aircraft rentals	370	378	—	—	(8)		(8)
Regional carrier expenses	880	776	—	(75)	179	B	104
Goodwill and other indefinite-lived intangibles	3,841	—	3,841	—	—		3,841
Merger related	557	—	—	—	557	C	557
Other	1,833	1,728	—	13	92		105
Total operating expenses	$19,136	$11,424	$4,483	$8	$3,221		$7,712

A.           Aircraft fuel and taxes for the 2008 period includes $752.0 million in net fuel derivative contract losses, consisting of $383.5 million in out-of-period mark-to-market losses and $368.5 million of losses for contracts settled in 2008.  Fuel expense for the 2007 period includes $112.9 million in net fuel derivative contract gains, consisting of $18.7 million in out-of-period mark-to-market gains and $94.2 million of gains for contracts settled in 2007.

B.             Regional carrier expenses increased primarily due to higher fuel costs.

C.             See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 3 — Merger Related Expenses” for further details.

Other Income and Expense.  The Company recorded non-operating expense of $649 million in 2008 as compared to non-operating income of $1.2 billion in 2007.  The difference of $1.8 billion year-over-year was primarily due to a net reorganization related gain of $1.5 billion associated with the Company’s emergence from bankruptcy recorded in 2007.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 8 — Reorganization Related Items” for additional information related to reorganization items.  In 2008, the Company recorded $51 million in interest expense associated with the amortization of debt discount recorded in conjunction with its purchase accounting.  The Company also recorded a $213 million impairment of its minority ownership interest in Midwest Air Partners, LLC in conjunction with the goodwill impairment test performed during the second quarter of 2008.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 5 — Fair Value Measurements” for additional information related to the impairment.

Tax Expense (Benefit).  The Company recorded a non-cash income tax benefit of $212 million for the year ended 2008, primarily related to the impairment charges recorded in conjunction with the goodwill impairment test for certain indefinite-lived intangible assets.  The Company recorded a non-cash income tax expense for the year ended 2007 of $222 million.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 14 — Income Taxes” for additional discussion of the Company’s tax accounts.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risks inherent in the Company’s market-sensitive instruments and positions are the potential losses arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates, as discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate its exposure to such changes.  Actual results may differ from the outcomes estimated in the analyses due to factors beyond the Company’s control.  See “Item 8. Consolidated Financial Statements and Supplementary Data, Note 18 — Risk Management” for related accounting policies and additional information.

Aircraft Fuel.  The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  From time to time, the Company manages the price risk of fuel costs by utilizing futures contracts traded on regulated futures exchanges, swap agreements and options.  Excluding the impact of fuel hedges, a hypothetical 10% increase in the full year December 31, 2008 cost per gallon of fuel, assuming projected 2009 mainline and regional aircraft fuel usage, would result in an increase to aircraft fuel expense of approximately $584 million in 2009, compared to an estimated $369 million for 2008 measured at December 31, 2007.  The Company, as of January 31, 2009, had hedged the price of approximately 64% and 22% of its estimated 2009 first quarter and full year 2009 fuel requirements, respectively.  In comparison, as of February 29, 2008, the Company had hedged approximately 18% of its estimated 2008 fuel requirements.

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen (“yen”), and from time to time, the Company uses financial instruments to hedge its exposure to the yen and other foreign currencies.  Excluding the impact of foreign currency hedges, the result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 2008 levels relative to each of the currencies in which the Company’s revenues and expenses are denominated would result in a decrease in operating income of approximately $103 million for the year ending December 31, 2009, compared to an estimated decrease of $66 million for 2008 measured at December 31, 2007.  This sensitivity analysis was prepared based upon projected foreign currency-denominated revenues and expenses as of December 31, 2008 and 2007, respectively.  The variance is due to the Company’s foreign currency-denominated revenues exceeding its foreign currency-denominated expenses.

The Company also has foreign currency exposure as a result of changes to balance sheet items.  The Company is currently in a net liability position, as its foreign currency-denominated liabilities exceed its foreign currency-denominated assets.  The result of a 10% weakening in the value of the U.S. dollar would result in a decrease to other income of an estimated $19 million in 2009, caused by the remeasurement of net foreign currency-denominated liabilities as of December 31, 2008. The Company was also in a net liability position in 2007, as its foreign currency-denominated liabilities exceeded its foreign currency-denominated assets.  The result of a 10% weakening in the value of the U.S. dollar would have resulted in a decrease to other income of an estimated $9 million in 2008, caused by the remeasurement of net foreign currency-denominated liabilities as of December 31, 2007.  This sensitivity analysis was prepared based upon foreign currency-denominated assets and liabilities as of December 31, 2008 and 2007, respectively.

The Company’s operating income in 2008 was favorably impacted by a net $104 million due to the average yen being stronger in 2008 compared to 2007 and unfavorably impacted in 2007 by a net $50 million due to the average yen being weaker in 2007 compared to 2006.  In 2008, the Company’s yen-denominated net cash inflow was approximately 79 billion yen (approximately $732 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 12 billion yen (approximately $114 million). In 2007, the Company’s yen-denominated net cash inflow was approximately 86 billion yen (approximately $726 million) and its yen-denominated liabilities exceeded its yen-denominated assets by an average of 10 billion yen (approximately $87 million). In general, each time the yen weakens, the Company’s operating income is unfavorably impacted due to net yen-denominated revenues exceeding expenses.  Additionally, a weakening yen results in recognition of a non-operating foreign currency gain due to the remeasurement of net yen-denominated liabilities.

The average yen to U.S. dollar exchange rate for the years ending December 31, 2008, 2007 and 2006, excluding the impact of any hedging activities, was 105, 118 and 117, respectively. The yen financial instruments utilized to hedge net yen-denominated cash flows from sales resulted in a loss of $29.1 million in 2008. As a result of not having any yen hedges in place in 2007, the Company did not realize a gain or loss. As of December 31, 2008, the Company had hedged approximately 32.1% of its anticipated 2009 yen-denominated sales.  The 2009 yen hedges consist of forward contracts which hedge approximately 25.7% of yen-denominated sales at an average rate of 100.1 yen per U.S. dollar and collar options which hedge approximately 6.4% of yen-denominated sales with a rate range between 99.5 and 103.5 yen per U.S. dollar.   As of December 31, 2007, the Company had hedged approximately 42.6% of its anticipated 2008 yen-denominated sales.  The 2008 yen hedges consisted of forward contracts which hedge approximately 32.7% of yen-denominated sales at an average rate of 109.3 yen per U.S. dollar and collar options which hedge approximately 9.9% of yen-denominated sales with a rate range between 102.4 and 116.4 yen per U.S. dollar.

The Company’s operating income in 2008 was favorably impacted by a net $17 million due to the average Canadian dollar being stronger in 2008 compared to 2007 and favorably impacted in 2007 by $4 million due to the average Canadian dollar being stronger in 2007 compared to 2006.  In 2008, the Company’s Canadian dollar-denominated net cash inflow was approximately C$525 million (approximately $518 million) and its Canadian dollar-denominated assets exceeded its Canadian dollar-denominated liabilities by an average of C$10.4 million (approximately $9.8 million).  In general, each time the Canadian dollar strengthens, the Company’s operating income is favorably impacted due to net Canadian dollar-denominated revenues exceeding expenses.  Additionally, a weakening Canadian dollar results in recognition of a non-operating foreign currency loss due to the remeasurement of net Canadian dollar-denominated assets.

The average Canadian dollar to U.S. dollar exchange rate for the years ending December 31, 2008, 2007 and 2006, excluding the impact of any hedging activities was 1.06, 1.07 and 1.13, respectively.  As of December 31, 2008, the Company had not hedged any of its 2009 anticipated Canadian dollar denominated cash flows from sales.  The Canadian dollar financial instruments utilized to hedge Canadian dollar-denominated cash flows in 2008 resulted in a realized gain of $22.7 million.  As of December 31, 2007, the Company had hedged approximately 66.4% of its 2008 anticipated Canadian dollar denominated cash flows from sales with forward contracts at an average rate of 1.0008 Canadian dollars per U.S. dollar.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash equivalents and short-term investments and its interest expense from floating rate debt instruments.

If short-term interest rates were to increase by 100 basis points for a full year, based on the Company’s cash balance at December 31, 2008 and 2007, the Company’s interest income from cash equivalents and short-term investments would increase by approximately $23 million and $38 million, respectively.  These amounts are determined by considering the impact of the hypothetical interest rate increase on the Company’s cash equivalent and short-term investment balances at December 31, 2008 and 2007.

The Company’s floating rate indebtedness was approximately 42% of its total long-term debt and capital lease obligations as of December 31, 2008.  Excluding the impact of interest rate hedges, if short-term interest rates were to increase by 100 basis points throughout 2009 as measured at December 31, 2008, the Company’s interest expense would increase by approximately $31 million.  This amount is determined by considering the impact of the hypothetical interest rate increase on the Company’s floating rate indebtedness as of December 31, 2008.  The Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $371 million, as of December 31, 2008. During February 2008, the Company entered into individual interest rate swap hedges related to two floating rate debt instruments. Additionally, during October 2008, the Company entered into ten interest rate swap hedges related to ten floating debt instruments. The interest rate swap hedges had a total cumulative notional amount as of December 31, 2008 of $1.4 billion. The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

The Company’s floating rate indebtedness was approximately 70% of its total long-term debt and capital lease obligations as of December 31, 2007.  Excluding the impact of interest rate hedges, if short-term interest rates were to increase by 100 basis points throughout 2008 as measured at December 31, 2007, the Company’s interest expense would increase by approximately $49 million.  This amount is determined by considering the impact of the hypothetical interest rate increase on the Company’s floating rate indebtedness as of December 31, 2007.  The Company had entered into individual interest rate cap hedges related to three floating rate debt instruments, with a total cumulative notional amount of $429 million, as of December 31, 2007.  The objective of the interest rate cap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.

Market risk for fixed-rate indebtedness is estimated as the potential decrease in fair value resulting from a hypothetical 100 basis point increase in interest rates and amounts to approximately $89 million measured at December 31, 2008.  This compares to an estimated $96 million measured at December 31, 2007.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Northwest Airlines Corporation

We have audited the accompanying consolidated balance sheets of Northwest Airlines Corporation (the Company) as of December 31, 2008 (Post-merger Successor) and as of December 31, 2007 (Pre-merger Successor), and the related consolidated statements of operations, common stockholders’ equity (deficit), and cash flows for the period from October 30, 2008 to December 31, 2008 (Post-merger Successor), the period from January 1, 2008 to October 29, 2008 (Pre-merger Successor), the seven months ended December 31, 2007 (Pre-merger Successor), the 5 months ended May 31, 2007 (Pre-merger, Predecessor), and for the year ended December 31, 2006 (Pre-merger Predecessor).  Our audit also included the financial statement schedule of the Successor Company and the Predecessor Company for the periods as listed in the index at item 15. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Airlines Corporation as of December 31, 2008 (Post-merger Successor) and as of December 31, 2007 (Pre-merger Successor), and the consolidated results of its operations and its cash flows for the period from October 30, 2008 to December 31, 2008 (Post-merger Successor), the period from January 1, 2008 to October 29, 2008 (Pre-merger Successor), the seven months ended December 31, 2007 (Pre-merger Successor), the 5 months ended May 31, 2007 (Pre-merger Predecessor), and for the year ended December 31, 2006 (Pre-merger Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

As discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Airlines Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

Minneapolis, Minnesota March 2, 2009

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	Post-Merger	Pre-Merger
	Successor	Successor
	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,068	$2,939
Unrestricted short-term investments	49	95
Restricted cash, cash equivalents and short-term investments	196	725
Accounts receivable, less allowance (2008—$6; 2007—$4)	659	776
Hedge margin receivable	526	—
Flight equipment spare parts, less allowance (2008—$3; 2007—$10)	130	135
Deferred income taxes	131	72
Maintenance and operating supplies	108	180
Prepaid expenses and other	146	187
Total current assets	4,013	5,109

PROPERTY AND EQUIPMENT
Flight equipment - owned, less accumulated depreciation (2008—$63; 2007—$197)	7,990	7,520
Flight equipment - capital lease, less accumulated amortization (2008—$0; 2007—$1)	—	8
Other property and equipment, less accumulated depreciation (2008—$8; 2007—$36)	597	558
Total property and equipment	8,587	8,086

OTHER ASSETS
Goodwill	4,572	6,035
International routes, less accumulated amortization (2008—$0; 2007—$2)	2,140	2,976
Other intangibles, less accumulated amortization (2008—$8; 2007—$54)	554	2,136
Investments in affiliated companies	3	24
Other, less accumulated depreciation and amortization (2008—$3; 2007—$8)	329	223
Total other assets	7,598	11,394
Total Assets	$20,198	$24,589

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	Post-Merger	Pre-Merger
	Successor	Successor
	December 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Air traffic liability/deferred frequent flyer liability	$2,002	$2,004
Accrued compensation and benefits	393	459
Accounts payable	723	706
Hedge derivatives liability	560	3
Due to parent company	200	—
Other accrued liabilities	524	483
Current maturities of long-term debt and capital lease obligations	384	449
Total current liabilities	4,786	4,104

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	5,382	6,639

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension, other postretirement, and disability benefits	5,476	3,638
Deferred frequent flyer liability	1,500	1,490
Deferred income taxes	1,094	1,203
Other	533	138
Total deferred credits and other liabilities	8,603	6,469

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY
Pre-Merger Successor Company common stock, $0.01 par value; shares authorized—400,000,000; shares issued—233,187,998 at December 31, 2007	—	2
Post-Merger Successor Company common stock, $0.01 par value; shares issued—1,000 at December 31, 2008	—	—
Additional paid-in capital	3,605	7,235
Retained earnings (accumulated deficit)	(539)	342
Accumulated other comprehensive income (loss)	(1,639)	(202)
Pre-Merger Successor Company treasury stock—1,684 at December 31, 2007	—	—
Total common stockholders’ equity	1,427	7,377
Total Liabilities and Stockholders’ Equity	$20,198	$24,589

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
	2008	2008	2007	2007	2006
OPERATING REVENUES
Passenger	$1,348	$8,237	$5,660	$3,768	$9,230
Regional carrier revenues	338	1,662	884	521	1,399
Cargo	95	667	522	318	946
Other	241	984	538	317	993
Total operating revenues	2,022	11,550	7,604	4,924	12,568

OPERATING EXPENSES
Aircraft fuel and taxes	718	4,952	2,089	1,289	3,386
Salaries, wages and benefits	468	2,230	1,541	1,027	2,662
Aircraft maintenance materials and repairs	121	651	508	303	796
Selling and marketing	126	652	436	315	759
Other rentals and landing fees	107	485	304	235	562
Depreciation and amortization	91	1,054	289	206	519
Aircraft rentals	61	309	218	160	226
Regional carrier expenses	114	766	434	342	1,406
Goodwill and other indefinite-lived intangibles impairment	—	3,841	—	—	—
Merger related	333	224	—	—	—
Other	288	1,545	1,044	684	1,512
Total operating expenses	2,427	16,709	6,863	4,561	11,828
OPERATING INCOME (LOSS)	(405)	(5,159)	741	363	740

OTHER INCOME (EXPENSE)
Interest expense	(131)	(373)	(273)	(219)	(555)
Investment income	7	83	105	56	109
Reorganization items, net	—	—	—	1,551	(3,165)
Other, net	(11)	(224)	(7)	(2)	7
Total other income (expense)	(135)	(514)	(175)	1,386	(3,604)

INCOME (LOSS) BEFORE INCOME TAXES	(540)	(5,673)	566	1,749	(2,864)

Income tax expense (benefit)	(1)	(211)	224	(2)	(29)

NET INCOME (LOSS)	$(539)	$(5,462)	$342	$1,751	$(2,835)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	N/A	$(20.72)	$1.30	$20.03	$(32.48)
Diluted	N/A	$(20.72)	$1.30	$14.28	$(32.48)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
	2008	2008	2007	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(539)	$(5,462)	$342	$1,751	$(2,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reorganization items, net	—	—	—	(1,551)	3,165
Non-cash merger related expense	309	187	—	—	—
Amortization of debt discount (premium)	52	13	(7)	6	12
Depreciation and amortization	91	1,054	289	206	519
Income tax expense (benefit)	(1)	(211)	224	(2)	(29)
Net receipts (payments) of income taxes	(1)	(2)	(1)	—	2
Pension and other postretirement benefit contributions (greater) less than expense	30	(12)	(13)	(2)	261
Stock-based compensation	3	89	76	—	2
Goodwill and other indefinite-lived intangibles impairment	—	3,841	—	—	—
Investment impairment	—	213	—	—	—
Net loss (gain) on disposition of property, equipment and other	1	2	10	4	16
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effects of the acquisition of Mesaba Aviation, Inc.:
Post-emergence reorganization payments	(1)	(8)	(164)	—	—
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	(72)	(353)	(176)	16	(3)
Decrease (increase) in operating restricted cash	35	(36)	—	—	—
Decrease (increase) in vendor deposits/holdbacks	—	—	162	163	(35)
Decrease (increase) in supplies, prepaid expenses and other	77	5	(74)	28	67
Increase (decrease) in air traffic liability/deferred frequent flyer liability	(326)	233	(317)	448	(33)
Increase (decrease) in accounts payable	99	(22)	(21)	19	287
Increase (decrease) in other liabilities	(539)	621	(1)	(51)	(164)
Other, net	183	29	(4)	11	(8)
Net cash provided by (used in) operating activities	(599)	181	325	1,046	1,224

NET CASH PROVIDED BY (USED IN) REORGANIZATION ACTIVITIES	—	—	—	5	21

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(136)	(1,118)	(739)	(312)	(527)
Purchases of short-term investments	—	—	—	(44)	(21)
Proceeds from sales of short-term investments	—	55	542	15	28
Transfers (to) from short-term investments (from) to cash and cash equivalents	70	(120)	—	—	—
Proceeds from sale of investment in affiliates	—	20	130	—	—
Decrease (increase) in restricted cash, cash equivalents and short-term investments	607	(84)	(196)	(74)	176
Cash and cash equivalents acquired in acquisition of Mesaba Aviation, Inc.	—	—	—	16	—
Proceeds from sale of property, equipment and other assets	23	17	264	—	7
Investments in affiliated companies	—	(213)	—	—	—
Other, net	—	—	1	1	9
Net cash provided by (used in) investing activities	564	(1,443)	2	(398)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(323)	(697)	(645)	(609)	(2,372)
Proceeds from long-term debt	86	1,183	710	326	2,281
Payment of capital lease obligations	—	(8)	(1)	(1)	(14)
Payment of short-term borrowings	(300)	(18)	—	—	—
Proceeds from short-term borrowings	—	300	—	—	—
Proceeds from equity rights offering	—	—	750	—	—
Proceeds from intercompany loan	200	—	—	—	—
Other, net	(1)	4	(9)	(23)	(35)
Net cash provided by (used in) financing activities	(338)	764	805	(307)	(140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(373)	(498)	1,132	346	777
Cash and cash equivalents at beginning of period	2,441	2,939	1,807	1,461	684
Cash and cash equivalents at end of period	$2,068	$2,441	$2,939	$1,807	$1,461

Available to be borrowed under credit facilities	$600	$5	$101	$127	$—

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,117	$2,601	$3,034	$2,445	$2,058

Supplemental Cash Flow Information:
Interest paid	$87	$352	$304	$208	$569

Investing and Financing Activities Not Affecting Cash:
Manufacturer financing of aircraft and other non-cash transactions	$—	$—	$335	$167	$280

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at January 1, 2006	111.3	$1	$1,500	$(4,548)	$(1,568)	$(1,013)	$(5,628)
(Pre-Merger Predecessor Company)

Net income (loss)	—	—	—	(2,835)	—	—	(2,835)
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(10)	—	(10)
Unrealized gain/(loss) on investments	—	—	—	—	3	—	3
Pension, other postretirement, and long-term disability benefits	—	—	—	—	699	—	699
Total comprehensive income (loss)							692

Series C Preferred Stock converted to Common Stock	0.1	—	3	—	—	—	3
Stock options expensing	—	—	2	—	—	—	2
Other	—	—	—	(1)	—	—	(1)
Adjustment to Adopt SFAS No. 158	—	—	—	—	(224)	—	(224)

Balance at December 31, 2006	111.4	1	1,505	(7,384)	(1,100)	(1,013)	(7,991)
(Pre-Merger Predecessor Company)

Series C Preferred Stock converted to Common Stock	—	—	2	—	—	—	2

Net income (loss) from January 1 to May 31, 2007	—	—	—	1,751	—	—	1,751

Other comprehensive income (loss)
Foreign currency	—	—	—	—	(1)	—	(1)
Unrealized gain/(loss) on investments	—	—	—	—	1	—	1
Total comprehensive income (loss)							—
Balance at May 31, 2007	111.4	1	1,507	(5,633)	(1,100)	(1,013)	(6,238)
(Pre-Merger Predecessor Company)

Fresh-start adjustments:
Cancellation of the Predecessor Company’s preferred and common stock	(111.4)	(1)	(1,507)	—	—	1,013	(495)

Elimination of the Predecessor Company’s accumulated deficit and accumulated other comprehensive income	—	—	—	5,633	1,100	—	6,733

Reorganization value ascribed to the Successor Company	167.4	2	6,448	—	—	—	6,450

Issuance of new equity interests in connection with emergence from Chapter 11	27.8	—	728	—	—	—	728
Balance at June 1, 2007	195.2	2	7,176	—	—	—	7,178
(Pre-Merger Successor Company)

Net income (loss) from June 1 to December 31, 2007	—	—	—	342	—	—	342
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(3)	—	(3)
Pension, other postretirement, and long-term disability benefits	—	—	—	—	(199)	—	(199)
Total comprehensive income (loss)							(202)

Compensation expense associated with equity awards	—	—	59	—	—	—	59
Equity distributions - claims	38	—	—	—	—	—	—
Balance at December 31, 2007	233.2	2	7,235	342	(202)	—	7,377
(Pre-Merger Successor Company)

NORTHWEST AIRLINES CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at December 31, 2007	233.2	2	7,235	342	(202)	—	7,377
(Pre-Merger Successor Company)

Net income (loss) from January 1 to October 29, 2008	—	—	—	(5,462)	—	—	(5,462)
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(11)	—	(11)
Pension, other postretirement, and long-term disability benefits	—	—	—	—	71	—	71
Total comprehensive income (loss)							60

Compensation expense associated with equity awards	—	—	237	—	—	—	237
Equity distributions - claims	24.6	—	—	—	—	—	—
Balance at October 29, 2008	257.8	2	7,472	(5,120)	(142)	—	2,212
(Pre-Merger Successor Company)

Purchase accounting adjustments:
Cancellation of the Successor Company’s common stock (1)	(257.8)	(2)	(7,472)	—	—	—	(7,474)
Elimination of the Successor Company’s accumulated deficit and accumulated other comprehensive income	—	—	—	5,120	142	—	5,262
Issuance of new stock in connection with the Merger with Delta (1)	—	—	3,353	—	—	—	3,353

Balance at October 30, 2008	—	—	3,353	—	—	—	3,353
(Post-Merger Successor Company)

Net income (loss) from October 30 to December 31, 2008	—	—	—	(539)	—	—	(539)
Other comprehensive income (loss)
Deferred gain/(loss) from hedging activities	—	—	—	—	(199)	—	(199)
Unrealized gain/(loss) on investments	—	—	—	—	(7)	—	(7)
Pension, other postretirement, and long-term disability benefits	—	—	—	—	(1,433)	—	(1,433)
Total comprehensive income (loss)							(1,639)

Compensation expense associated with equity awards	—	—	252	—	—	—	252
Balance at December 31, 2008	—	$—	$3,605	$(539)	$(1,639)	$—	$1,427
(Post-Merger Successor Company)

(1)   On the Closing Date, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”). In connection with the Merger, 1,000 shares of NWA Corp. common stock, par value $0.01, were issued and held by Delta.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Business.  Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the direct parent corporation of Northwest Airlines, Inc. (“Northwest”).  Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo, directly serving as many as 252 cities in 25 countries in North America, Asia and Europe.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta, membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Aeromexico, Alitalia, China Southern, CSA Czech Airlines, and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”) and Compass Airlines, Inc. (“Compass”), which operate as Northwest Airlink carriers, and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

Financial Statement Presentation.  On October 29, 2008 (the “Closing Date”), Nautilus Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Delta Air Lines, Inc. (“Delta”), merged with and into NWA Corp. (the “Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 14, 2008, among Delta, Merger Sub and NWA Corp. (the “Merger Agreement”).  As a result of the Merger, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”).

As a result of the application of purchase accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the financial statements prior to October 30, 2008 are not comparable with the financial statements for periods on or after October 30, 2008.  References to “Post-Merger” refer to the Company on or after October 30, 2008, after giving effect to the application of purchase accounting.  References to “Pre-Merger” refer to the Company prior to October 30, 2008.  For additional information regarding purchase accounting, see “Note 2 — Business Combinations”.

On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).  On the Effective Date, the Company implemented fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), which resulted in the Company becoming a new entity for financial reporting purposes.

As a result of the application of fresh-start reporting in accordance with SOP 90-7 upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007.  References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting.  References to “Predecessor Company” refer to the Company prior to June 1, 2007.  See “Note 7 — Fresh-Start Reporting” for further details.

In preparing our Consolidated Financial Statements for the Pre-Merger Predecessor Company, we applied SOP 90-7, which requires that the financial statements for periods subsequent to the Chapter 11 filing distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in reorganization items, net on the accompanying Consolidated Statements of Operations.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company has eliminated all intercompany balances in its Consolidated Financial Statements.

Use of Estimates.  We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.

New Accounting Standards.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) provides guidance for recognizing and measuring goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of a business combination. It also revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination.  Under SFAS No. 141, any reduction in the valuation allowance, as a result of the recognition of deferred tax assets, are adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero.  By contrast, SFAS No. 141(R) requires that any reduction in this valuation allowance be reflected through the income tax provision.  SFAS No. 141(R) is effective for fiscal years beginning on January 1, 2009.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We were required to adopt SFAS No. 157 on May 31, 2007 in connection with the adoption of fresh start reporting. For additional information regarding recurring and nonrecurring fair value measurements, see “Note 5 — Fair Value Measurements”.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of tickets to customers are collected by us as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted to the respective taxing authority.

Cash and Cash Equivalents.  We classify short-term, highly liquid investments with maturities of three months or less when purchased as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Unrestricted short-term investments.  At December 31, 2008, our short-term investment was completely comprised of our investment in The Reserve Primary Fund (“the Primary Fund”). In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), we record these investments as available for sale securities at fair value on our Consolidated Balance Sheets.

At December 31, 2008, the fair value of our investment in the Primary Fund was $49 million. The cost of this investment was $53 million.  In mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the Primary Fund’s valuing at zero its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which filed for bankruptcy on September 15, 2008. Accordingly, we recognized an other than temporary impairment of $3.75 million to recognize our pro rata share of the Primary Fund’s overall investment attributable to the Lehman Brothers securities. For additional information about our measurement of this investment, see “Note 5 — Fair Value Measurements”.

Restricted Cash.  Restricted cash, cash equivalents and short-term investments included in current assets on our Consolidated Balance Sheets totaled $196 million and $725 million at December 31, 2008 and 2007, respectively.  Restricted cash, cash equivalents and short-term investments are recorded at fair value.

At December 31, 2008, our restricted cash, cash equivalents and short-term investments balance primarily related to (1) cash held to meet certain projected self-insurance obligations, (2) a Voluntary Employee Beneficiary Association (“VEBA”) trust, (3) short-term investments pledged as collateral for certain obligations of the Company and (4) an irrevocable trust that contains funds collected from passengers and withholdings from employees that are required to be paid to various taxing authorities, in addition to certain taxes that are self assessed.  These collections include U.S. transportation taxes, passenger facility charges, and fuel taxes, which are collected in the capacity of an agent and are presented on a net basis.  Withholdings include the employee portion of payroll taxes, among others.

The Company held $22 million and $321 million in the irrevocable tax trust, as outlined above, as of December 31, 2008 and December 31, 2007, respectively.  Cash equivalents and short-term investments of $147 million and $160 million as of December 31, 2008 and December 31, 2007, respectively, were pledged as collateral for certain obligations of the Company.

On December 31, 2007, a $213 million deposit in an escrow account was classified as restricted cash related to Northwest’s pending investment in Midwest Air Group, LLC, a company formed by Northwest, TPG Midwest US V, LLC, and TPG Midwest International V, LLC for purposes of acquiring Midwest Air Group, Inc (“Midwest”).  The deposit was subsequently withdrawn upon the closing of the transaction in January 2008.

Auction Rate Securities.  Northwest reclassified its auction rate securities from short-term investments and current restricted investments to other noncurrent assets on our Consolidated Balance Sheets in December 2008.  Auction rate securities categorized as noncurrent investments were $34 million as of December 31, 2008.  Auction rate securities categorized as noncurrent restricted investments were $4 million as of December 31, 2008.  There were no similar investments or restricted investments classified as noncurrent assets as of December 31, 2007.  Auction rate securities are recorded at fair value in accordance with SFAS No. 115.  See “Note 5 — Fair Value Measurements” for further information about the Company’s auction rate securities.

Margin Receivables.  The cash margin we provide to counterparties is recorded in Hedge margin receivable or Restricted cash.  All cash flows associated with purchasing and selling fuel hedge contracts are classified as operating cash flows on our Consolidated Statements of Cash Flows.

Presentation of Regional Carrier Related Revenue and Expense Items.  Compass has been a wholly-owned consolidated subsidiary of the Company since its inception in 2006.  Mesaba was acquired by the Company on April 24, 2007 and became a wholly-owned consolidated subsidiary.  Northwest and Pinnacle, an unconsolidated regional carrier, have entered into an airline services agreement (“ASA”), under which Northwest determines Pinnacle’s commuter aircraft scheduling.  This agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Ticket revenues generated on flights operated by Compass, Mesaba and Pinnacle are recorded in Regional carrier revenue.  Since the inception of Compass and the acquisition of Mesaba, operating expenses of these subsidiaries have been presented on the applicable lines of the Consolidated Statements of Operations.  Amounts presented in Regional carrier expenses represent ASA payments to Pinnacle and other Pinnacle-related expenses.  In conjunction with the effectiveness of an amended and restated Airline Services Agreement (“Amended Pinnacle ASA”) and the Stock Purchase and Reorganization Agreement with Mesaba, the Company changed its presentation of certain regional carrier related revenue and expense items effective January 1, 2007.  This change in presentation had no impact on the Company’s 2007 operating income.

If this change in presentation was retroactively applied to prior year financial statements for the year ended December 31, 2006, Other operating revenues would have decreased $209 million, Depreciation and amortization expense would have increased by $3 million, Aircraft rentals expense would have increased $188 million, Regional carrier expenses would have decreased $400 million, and Operating income would have been unchanged.

Operating Revenues.  The value of unused passenger tickets, miscellaneous change orders (“MCO’s”) and travel credit vouchers (“TCV’s”) are included in current liabilities as air traffic liability.  Passenger and Cargo revenues are recognized when the transportation is provided or when the ticket expires, unused, reducing air traffic liability.  Unused domestic passenger tickets generally expire one year from scheduled travel.  Unused international passenger tickets generally expire one year from ticket issuance.   On the Effective Date, the Company revised the accounting method used to recognize revenue for unused tickets, adopting the delayed recognition approach.  Under the delayed recognition approach, no revenue is recognized on an unused ticket until the validity period has expired and the ticket can no longer be used.  Prior to the Effective Date, the Pre-Merger Predecessor Company recognized breakage associated with unused passenger tickets based on estimates of future breakage developed using historical breakage trends.

Taxes and Fees. We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer, for which we have an obligation to act as a collection agent. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

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

The Company adopted a deferred revenue method to recognize frequent flyer revenues on the Effective Date.  The Company uses the residual method for recognition of mileage credits.  Under this method, we account for miles earned and sold as separate deliverables in a multiple element arrangement as prescribed by EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  Therefore, mileage credits earned on or after June 1, 2007 are now deferred based upon the price for which we sell mileage credits to other airlines (“deferred mileage credits”), which we believe represents the best evidence of their fair value in accordance with EITF No. 00-21.  The revenue on deferred frequent flyer miles will be recognized when the miles are estimated to be redeemed through flight, upgrades or other means, or when it becomes remote that the miles will ever be used.  Also in conjunction with the adoption of the new accounting policy on the Effective Date, Northwest began recording a component of the payments received from non-airline marketing partners in Other operating revenue rather than in Passenger revenue.  This component, which is recognized immediately as Other operating revenue, is the portion of the payment received that represents the amount paid by the marketing partner in excess of the value of the deferred mileage credits.  Estimating deferred mileage credits that will not be redeemed requires significant management judgment. Based on current program rules and historical redemption trends, the Company records passenger revenue associated with deferred mileage credits if the mile is unredeemed seven years after issuance.  The amounts expected to be recognized in the next year based on historical redemption patterns are recorded as a component of current liabilities, while the remaining amount expected to be redeemed in years two through seven are recorded in deferred credits and other liabilities on the Consolidated Balance Sheets.

As a result of applying SFAS No. 141 on the Closing Date, the WorldPerks frequent flyer obligation was revalued to reflect the estimated fair value of miles to be redeemed in the future.  Outstanding miles earned by flying Northwest or its partner carriers were revalued using a weighted-average per-mile equivalent ticket value, taking into account such factors as class of service and domestic and international ticket itineraries, which can be reflected in awards flown by WorldPerks members.

We previously accounted for frequent flyer miles earned on Northwest flights on an incremental cost basis as an accrued liability and as operating expense, while miles sold to airline and non-airline businesses were accounted for on a deferred revenue basis.

The Company recorded deferred revenue for its frequent flyer program of $2.0 billion as of both December 31, 2008 and December 31, 2007.

Property, Equipment and Depreciation.  We record owned property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated salvage values over their respective estimated useful lives.  Property and equipment under capital lease, and related obligations for future lease payments, are recorded at amounts equal to the initial present value of those lease payments.  Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured, or the estimated useful life of the related asset, whichever is less.

In connection with the closing of the Merger, Northwest adjusted the salvage values on airframes and engines to comply with Delta’s accounting policy.  Additionally, we adjusted the net book values of property and equipment to their estimated fair values and adjusted the estimated useful lives of flight equipment to correspond to those of Delta.  Future purchases of aircraft will be depreciated to estimated salvage values, over lives of 25 to 30 years; buildings and leasehold improvements will be depreciated up to 40 years; and other property and equipment will be depreciated over lives of three to 25 years.

The Company accounts for certain airport leases under EITF Issue No. 99-13, Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Government Unit or Authority to Entities that Enter into Leases with Government Entities, which requires the financing related to certain guaranteed airport construction projects committed to after September 23, 1999, be recorded on the balance sheet.  Airport improvements at Memphis, Knoxville and Seattle totaling $83.4 million were recorded in other property and equipment, with the corresponding obligations included in long-term obligations under capital leases as of December 31, 2008.  Capital expenditures associated with a construction project at the Detroit airport were also reflected in other property and equipment with a corresponding liability on the balance sheet. This amount totaled $51.8 million at December 31, 2008.

Goodwill and Intangibles.  Post-Merger Successor Company goodwill represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired and liabilities assumed resulting from the application of SFAS No. 141 on the Closing Date.  Pre-Merger Successor Company goodwill represents the excess of the reorganization value of the Pre-Merger Successor Company over the fair value of tangible assets and liabilities and identifiable intangible assets assumed resulting from the application of SOP 90-7 on the Effective Date.

Identifiable intangible assets consist primarily of international route authorities, trade names, the WorldPerks customer database, airport slots/airport operating rights, certain partner contracts and other items. International route authorities, certain airport slots/airport operating rights and certain SkyTeam alliance relationships are indefinite-lived and, as such, are not amortized.  The Company’s definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of one to 18 years, as of December 31, 2008.  Refer to “Note 4 — Goodwill and Intangibles” for further information about changes to Northwest’s intangible asset lives and policies as a result of applying purchase accounting on the Closing Date.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  Northwest performed an interim impairment test in conjunction with the announcement of the Merger between Northwest and Delta on April 14, 2008 (“the Announcement Date”) and recorded impairments on goodwill and certain intangible assets in conjunction with that interim test.  The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1.  The Company passed Step 1 of the goodwill impairment test.  See “Note 4 — Goodwill and Intangibles” for further information about Northwest’s intangibles, goodwill, and impairment testing process.

Changes in assumptions or circumstances could result in an additional impairment in the period in which the change occurs and in future years. Factors which could cause impairment include, but are not limited to, (1) high fuel prices, (2) declining passenger mile yields, (3) lower demand as a result of the weakening U.S. economy, (4) interruption to our operations due to an employee strike, terrorist attack, or other reasons and (5) consolidation of competitors within the industry.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts.

To determine impairments for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger yield, fuel costs, labor costs and other relevant factors. If impairment occurs, the impairment loss recognized is the amount by which the aircraft’s carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals, and bids received from third parties, as available.  Impairment charges are recorded in Depreciation and amortization expense.  If there are subsequent changes in these estimates, or if actual results differ from these estimates, additional impairment charges may be recognized.

The Company’s aircraft were subject to recoverability tests to determine if a loss in fair value measured in the goodwill Step 2 test would result in an impairment charge. As a result, the Company recorded, as additional Depreciation and amortization expense, impairment charges of $35.9 million related to the Boeing 747F fleet and related spare engines during the second quarter of 2008.  See “Note 5 — Fair Value Measurements” for further information on these impairment charges.

In March 2008, as part of a revised fleet plan, the Company determined that it would remove three Boeing 747F aircraft and two DC9-30 aircraft from scheduled service during the remainder of 2008 and the first quarter of 2009. As a result, the Company recorded, as additional Depreciation expense, impairment charges of $17.2 million associated with these aircraft and related inventory.

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

Flight Equipment Spare Parts.  On the Closing Date and on the Effective Date, flight equipment spare parts were remeasured at current replacement cost in accordance with SFAS No. 141.  Inventories are expensed when consumed in operations or scrapped. An allowance for obsolescence is provided based on calculations defined by the type of spare part.  This obsolescence reserve is recorded over the useful life of the associated aircraft.

Airframe and Engine Maintenance.  We record maintenance costs in aircraft maintenance materials and repairs in our Consolidated Statements of Operations as they are incurred or accrued when a contractual obligation exists, such as induction of an asset at a vendor for service or on the basis of hours flown for certain costs covered by power-by-the-hour type agreements.  Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset.

Advertising.  Advertising costs, included in Selling and marketing expenses, are expensed as incurred and were $12 million for the period from October 30 to December 31, 2008, $47 million for the period from January 1 to October 29, 2008, $51 million for the seven months ended December 31, 2007, $20 million for the five months ended May 31, 2007 and $63 million for the year ended December 31, 2006.

Stock-Based Compensation.  On the Effective Date, the Management Equity Plan (“the 2007 Plan”) of the Pre-Merger Successor Company provided for in the Plan of Reorganization became effective.  On the Closing Date, vesting on all outstanding stock-based awards was accelerated and each share was converted into 1.25 shares of Delta stock and each option was converted into 1.25 options in Delta stock.  In connection with the closing of the Merger, an equity-based program sponsored by Delta was adopted under the Delta Air Lines, Inc. 2007 Performance Compensation Plan.  This Merger Award Program included grants to employees of Northwest in the form of unrestricted common stock, restricted shares of common stock, and/or non-qualified stock options that will settle in Delta common shares with an expense allocation to Northwest.  See “Note 12 — Stock-Based Compensation” for additional information.

Effective January 1, 2006, we adopted the fair value provisions of SFAS No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”). This standard requires companies to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards (usually the vesting period of the awards). The Company uses straight-line recognition for awards subject to graded vesting.  SFAS No. 123(R) also requires the Company to estimate forfeitures of stock compensation awards as of the grant date of the award.

Foreign Currency.  Assets and liabilities denominated in foreign currency are remeasured at current exchange rates with resulting gains and losses included in net income.

Income Taxes.  In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we account for deferred income taxes under the liability method. Under this method, we recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets when necessary. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes on our Consolidated Balance Sheets.   The Company has reclassified its December 31, 2007 beginning balance sheet to adjust its allocation of net current and noncurrent deferred income taxes.  This reclassification conforms the allocation to the methodology used by Delta.

Under the Provisions of SFAS No. 109, the realization of the future tax benefits of a deferred tax asset is dependent on future taxable income against which such tax benefits can be applied.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist.  Such evidence includes, but is not limited to, the Company’s financial performance, the market environment in which the company operates, the utilization of past tax credits, and the length of relevant carryback and carryforward periods.  Sufficient negative evidence, such as cumulative net losses during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred tax assets.  As a result, it is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.  On the Closing Date and on the Effective Date, the Company accounted for deferred taxes based on the remeasured values of the Post-Merger Successor Company and the Pre-Merger Successor Company, respectively, and in accordance with SFAS No. 109.  Use of deferred tax assets from the Pre-Merger Successor Company and the Pre-Merger Predecessor Company that require valuation allowances under SFAS No. 109 are recognized as adjustments to goodwill followed by other indefinite-lived intangible assets until the net carrying value of these assets is zero.  Beginning January 1, 2009, any adjustments to Pre-Merger Successor and Pre-Merger Predecessor tax positions will be made through the income tax provision pursuant to SFAS No. 141(R).

Note 2 — Business Combinations

  Under the terms of the Merger Agreement, each outstanding share of Northwest’s common stock was converted into 1.25 shares of Delta common stock.  Stock options and other equity awards granted under the 2007 Plan converted into stock options and equity awards with respect to Delta common stock, after giving effect to the exchange ratio.  The purchase price is calculated in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in Purchase Business Combination (“EITF 99-12”), which outlines that the purchase price be determined based on the price of the acquirer’s common stock for a reasonable period before and after the Announcement Date.  Based on the 5-day average closing price of Delta’s common stock around the Announcement Date, the right to receive 1.25 shares of Delta stock for each share of the Company’s common stock, and the number of shares converted into Delta common stock on the Closing Date, the purchase price was $3.35 billion.

Under purchase accounting, the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as Goodwill in the accompanying Consolidated Balance Sheet.  Deferred taxes are determined in conformity with SFAS No. 109.

In accordance with SFAS No. 141, the allocation of purchase price is subject to adjustment for up to one year after the Closing Date when additional information on asset and liability valuations becomes available.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to Goodwill.

The effects of the Merger on the Company’s Condensed Consolidated Balance Sheet are as follows:

	Pre-Merger		Post-Merger
	Successor	Purchase	Successor
	October 29,	Accounting	October 29,
(Unaudited, in millions)	2008	Adjustments	2008	Reference

Assets

Current Assets
Cash and cash equivalents	$2,441	$—	$2,441
Unrestricted short-term investments	159	—	159
Restricted cash, cash equivalents and short-term investments	844	—	844
Accounts receivable, net	1,146	—	1,146
Flight equipment spare parts, net	131	—	131
Maintenance and operating supplies	172	—	172
Current deferred tax assets	—	150	150	(a)
Prepaid expenses and other	171	(17)	154
Total current assets	5,064	133	5,197

Property and Equipment
Property and equipment, net	8,667	(115)	8,552	(b)

Other Assets
Goodwill	2,873	1,699	4,572
International routes and other intangibles	3,882	(1,180)	2,702	(c)
Investments in affiliated companies	3	—	3
Other	450	(161)	289	(d)
Total Assets	$20,939	$376	$21,315

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Air traffic liability/deferred frequent flyer liability	$2,303	$1	$2,304
Accounts payable and other liabilities	2,263	104	2,367	(e)
Current maturities of long-term debt and capital lease obligations	934	(277)	657	(f)
Total current liabilities	5,500	(172)	5,328

Long-Term Debt and Obligations Under Capital Leases	7,067	(1,485)	5,582	(f)

Deferred Credits and Other Liabilities
Long-term pension and postretirement benefits	3,640	370	4,010	(g)
Deferred frequent flyer liability	1,422	101	1,523	(h)
Deferred income taxes	913	200	1,113	(i)
Other	185	221	406	(j)
Total deferred credits and other liabilities	6,160	892	7,052

Common Stockholders’ Equity (Deficit)
Pre-Merger Successor Company common stock and additional paid-in capital	7,474	(7,474)	—	(k)
Retained earnings (Accumulated deficit)	(5,120)	5,120	—	(k)
Accumulated other comprehensive income (loss)	(142)	142	—	(k)
Post-Merger Successor Company common stock and additional paid-in capital	—	3,353	3,353	(k)
Total common stockholders’ equity (deficit)	2,212	1,141	3,353
Total Liabilities and Stockholders’ Equity (Deficit)	$20,939	$376	$21,315

Purchase Accounting Adjustments.  Purchase accounting adjustments were recorded on the Closing Date to reflect asset values at their estimated fair values and liabilities at their estimated fair values or the present value of amounts to be paid, including the following:

(a)          $0.2 billion was reclassified as a current deferred tax asset in association with adopting Delta’s accounting policy for presentation of deferred tax assets and liabilities;

(b)         The balance of the Company’s flight equipment was decreased by $0.1 billion to its estimated fair value;

(c)          A reduction of $1.2 billion was recorded to intangible assets in conjunction with the estimated fair value of the Company’s international route authorities, slots and other intangible assets;

(d)         The balance of the Company’s other assets was reduced by $0.2 billion, primarily related to writing off deferred debt issuance costs that have no value to the Post-Merger Successor Company;

(e)          An increase of $0.1 billion in accounts payable and other liabilities, primarily related to recording severance expected to be paid to Northwest employees, officers and directors and to an increase in property tax accruals to conform to Delta’s accounting policy;

(f)            A reduction of $1.8 billion was recorded to adjust debt and capital lease obligations to fair value primarily due to a widening of interest rate spreads in the market;

(g)         The pension and other postretirement benefits liability balances were increased by $0.4 billion due to the required remeasurement on the Closing Date;

(h)         The Company’s deferred frequent flyer liability balance was increased by $0.1 billion to its estimated fair value;

(i)             The Company’s deferred tax liability balance was increased by $0.2 billion in conjunction with recording the estimated fair value of certain indefinite-lived intangible assets;

(j)             The Company recorded $0.2 billion in additional other deferred credits and other liabilities primarily to record the fair value of certain above-market aircraft operating leases; and

(k)          Entries were recorded to eliminate the Pre-Merger Successor Company’s equity balances and establish the opening equity balances of the Post-Merger Successor Company based on the purchase price associated with the Merger.

Additionally, goodwill of $4.6 billion was recorded to reflect the excess of the purchase price over the value of net tangible and identifiable intangible assets acquired and liabilities assumed.  Additional changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions, could significantly impact the reported value of goodwill.  Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.  Refer to “Note 5 — Fair Value Measurements” for further information about the valuation methodologies used in estimating the fair values.

Included in the liabilities valued on the Closing Date were severance and related costs of $62 million, all of which will be paid in cash, and restructuring of facility leases and other charges of $32 million. The following table shows the balances for these liabilities as of December 31, 2008, and the activity for the year then ended:

	Balance at	Purchase		Balance at
	December 31,	Accounting		December 31,
(In millions)	2007	Adjustments	Payments	2008
Severance and related costs	$—	$62	$(15)	$47
Facilities and other	—	32	—	32
Total	$—	$94	$(15)	$79

Note 3 — Merger Related Expenses

In connection with the Merger, the Company recorded the following largely non-cash merger related expenses:

	Post-Merger	Pre-Merger
	Successor	Successor
	Period From	Period From
	October 30 to	January 1 to
	December 31,	October 29,
(In millions)	2008	2008
Stock compensation (1)	$307	$165
Other payroll related charges	18	16
Professional fees	2	39
Other	6	4
Merger related expenses	$333	$224

(1)                  Refer to “Note 12 - Stock-Based Compensation” for additional information.

Note 4 — Goodwill and Intangibles

Post-Merger Successor Company goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed resulting from the application of SFAS No. 141 on the Closing Date.   Pre-Merger Successor Company goodwill represents the excess of the reorganization value of the Pre-Merger Successor Company over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed resulting from the application of SOP 90-7 and SFAS No. 142.  Northwest’s goodwill mainly consists of two components:

•                  A valuation allowance is recorded against our net deferred tax assets, as required by SFAS No. 109.  Use of deferred tax assets from the Pre-Merger Successor Company that require valuation allowances under SFAS No. 109 are recognized as an adjustment to goodwill followed by other indefinite-lived intangible assets until the net carrying value of these assets is zero, when used by the Pre-Merger Successor Company and Post-Merger Successor Company.  Beginning January 1, 2009, any adjustments to Pre-Merger Successor Company deferred tax assets will be made through the income tax provision pursuant to SFAS No. 141(R); and

•                  Significant annual revenue and cost synergies from more effective aircraft utilization, a more comprehensive and diversified route system and cost synergies from reduced overhead and improved operational efficiency.

Identifiable intangible assets consist primarily of international route authorities, trade names, airport slots/airport operating rights, certain partner contracts and other items.  International route authorities and certain airport slots/airport operating rights are indefinite-lived and, as such, are not amortized.  On the Closing Date, our alliances with certain SkyTeam partners were revalued and recorded as an indefinite-lived intangible asset, consistent with Delta’s policy for similar assets.  Prior to the Closing Date, the SkyTeam alliance relationship intangible asset was a definite-lived asset.  Additionally, on the Closing Date, Northwest’s trade name was recorded at fair value as a definite-lived intangible asset due to Delta’s intent to convert the Northwest trade name to the Delta trade name over a relatively short timeframe.  Prior to the Closing Date, the trade name was an indefinite-lived intangible asset.  Also on the Closing Date, the Company’s WorldPerks affinity card contract was significantly reduced in value, since customers will be converted to the new Delta SkyMiles program and to the new affinity card for the combined Company.  The Company’s definite-lived intangible assets are amortized on a straight-line basis over the remaining estimated lives of the related assets, which span periods of one to 18 years.

On the Closing Date, Northwest’s assets and liabilities were adjusted to fair value under the guidance of SFAS No. 141.  These adjustments resulted in recording a new goodwill amount.  No adjustments have been recorded to increase or reduce goodwill since the Closing Date.

The Company determined that the announced Merger on April 14, 2008, was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recorded a net goodwill impairment charge of $3.2 billion during the first and second quarters of 2008 to reduce the book value of Northwest’s equity to its implied fair value as of the Announcement Date.  Based on the 5-day average closing price of Delta’s common stock around the Announcement Date, the right to receive 1.25 shares of Delta common stock for each share of NWA Corp. common stock, and the projected number of NWA Corp.’s common shares to be converted into Delta common stock on the transaction close date, the implied fair value of NWA Corp.’s equity on the Announcement Date was $3.35 billion.  Additionally, Northwest recorded a net $1.1 billion of impairment charges in the second quarter in conjunction with Step 2 of the goodwill impairment analysis related to certain flight equipment, definite-lived and indefinite-lived intangible assets, investments in affiliated companies, and related deferred taxes.  These impairment charges included $480.9 million to write-off the customer relationship intangible asset and $106.7 million to write-down the SkyTeam Alliance intangible asset.  These impairment charges also included $584.7 million to write-down the pacific route intangible asset.  Refer to “Note 5 — Fair Value Measurements” for further details about the fair value measurements used in recognizing these impairments and the details of charges recorded to reduce the balances of these assets.

The following table presents information about our intangible assets, including goodwill, at December 31, 2008 and December 31, 2007:

	Post-Merger			Pre-Merger
	Successor			Successor
	December 31, 2008			December 31, 2007
	Weighted-	Gross		Weighted-	Gross
	Average	Carrying	Accumulated	Average	Carrying	Accumulated
(In millions)	Life in Years	Amount	Amortization	Life in Years	Amount	Amortization
NWA trade name	1	$40	$(6)	Indefinite	$662	$—
WorldPerks marketing partner relationships	18	20	—	21	43	(1)
WorldPerks affinity card contract	1	5	(1)	14	196	(8)
Slots/airport operating rights	1	4	(1)	N/A	—	—
Visa contract	1	2	—	3	12	(2)
England airport operating rights	N/A	—	—	4	16	(2)
NWA customer relationships	N/A	—	—	8	530	(34)

Pacific routes and Narita slots/ airport operating rights	Indefinite	2,140	—	Indefinite	2,962	—
Certain SkyTeam alliance relationships	Indefinite	380	—	29	462	(9)
Slots/airport operating rights	Indefinite	110	—	Indefinite	283	—
Other intangibles	Indefinite	1	—	Indefinite	2	—
Goodwill	Indefinite	4,572	—	Indefinite	6,035	—

		$7,274	$(8)		$11,203	$(56)

Total amortization expense recognized was approximately $8 million for the period from October 30 to December 31, 2008, $631 million for the period from January 1 to October 29, 2008, $56 million for the period from June 1 to December 31, 2007, $1 million for the period from January 1 to May 31, 2007, and $2 million for the year ended December 31, 2006.  Of the amortization expense recognized in the period ended October 29, 2008, approximately $588 million was related to SFAS No. 144 impairment expense for the certain SkyTeam alliance relationships intangible asset and the NWA customer relationships intangible asset.  Accumulated amortization as of December 31, 2008 in the table above reflects amortization for the period between the Closing Date and December 31, 2008, as the Pre-Merger Successor Company accumulated amortization was written off through purchase accounting.  Accumulated amortization as of December 31, 2007 in the table above reflects amortization for the seven months between the Effective Date and December 31, 2007, as the Pre-Merger Predecessor Company accumulated amortization was written off through fresh-start accounting.  We expect to record amortization expense of approximately $35 million in 2009, $9 million in 2010, and $1 million from 2011 through 2013.

The following table reflects adjustments to the Pre-Merger Successor Company goodwill from the Effective Date to the Closing Date:

	Pre-Merger	Pre-Merger
	Successor	Successor
	Period from	Period from
	January 1 to	June 1 to
	October 29,	December 31,
(In millions)	2008	2007
Balance as of beginning of period	$6,035	$6,257
Impairment losses	(3,243)	—
Adjustments related to deferred tax assets	74	(224)
Other	7	2
Balance as of end of period	$2,873	$6,035

Note 5 — Fair Value Measurements

As described in “Note 1 — Summary of Significant Accounting Policies,” we adopted SFAS No. 157 upon emerging from bankruptcy. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (1) Quoted prices in active markets for identical assets - Level 1, (2) Significant other observable inputs — Level 2, and (3) Significant unobservable inputs — Level 3.  This standard was applied prospectively to the valuation of assets and liabilities on and after the Effective Date.

The valuation techniques that may be used to measure fair value are described below:

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

At the end of the fourth quarter of 2008, Northwest reduced the liability for its interest rate derivative instruments based on the guidance of SFAS No. 157, which states that the fair value of liabilities should consider the Company’s own credit risk in its determination of fair value.  Northwest transferred these liabilities from Level 2 to Level 3 and reduced the liability by $10.5 million based on credit spreads of Northwest’s related debt.  This $10.5 million unrealized reduction was recorded in Accumulated other comprehensive income.  These credit spreads were not observable in the market.  Northwest did not record a credit related adjustment to other types of derivative contracts, as Northwest posts margin balances with its counterparty to offset the effects of credit risk or the agreements settle within the next twelve months and a credit risk adjustment would not be material.  Changes in market conditions could result in further adjustments to the fair value of these investments.

Northwest’s fuel hedge option and certain fuel hedge swap derivative contracts are valued under the income approach using option-pricing models.  As of the Closing Date, the Company reevaluated the valuation inputs for these contracts.  As a result, the Company reclassified these contracts from Level 2 to Level 3 within the SFAS No. 157 three-tier fair value hierarchy.

Based on market conditions in the third quarter, the Company changed the valuation technique for our investment in the Primary Fund from a market approach to an income approach using a discounted cash flow model.  The Primary Fund is a money market fund that has been frozen and is in the process of being liquidated.  In mid-September, the net asset value of the Primary Fund decreased below $1 per share as a result of the trustees of the Primary Fund valuing at zero the debt securities issued by Lehman Brothers held by the Primary Fund.  Accordingly, Northwest reclassified its balance from cash equivalents to unrestricted short-term investments and recognized an other than temporary impairment of $3.75 million as an unrealized loss reflected in Investment income, which was Northwest’s pro rata share of the Primary Fund’s overall investment attributable to Lehman Brothers securities.  As each investment matures or additional liquidity becomes available within the fund, the money market fund manager will repay those amounts to each investor on a pro rata basis. As a result of these events, Northwest adjusted its fair value measurement of the Primary Fund from Level 1 to Level 3 in the third quarter.  During the fourth quarter, Northwest received payments of $197 million related to maturities of the short-term instruments underlying the investment.  The Company’s net investment in the Primary Fund was $49.2 million as of December 31, 2008.  Changes in market conditions could result in further adjustments to the fair value of these investments.

In the third quarter of 2008, because auction rate securities were not actively traded, Northwest began measuring the fair value of auction rate securities by discounting the cash flows expected to be received over the remaining maturities of the underlying securities.  The valuations are based on the Company’s assessment of observable yields on instruments bearing comparable risks.  This valuation technique considers the credit worthiness of the underlying debt issuer and insurance protection of the principal and interest.  The par value and fair value of Northwest’s auction rate securities measured using this technique were $40 million in unrestricted short-term investments and $5 million in restricted short-term investments as of the Closing Date.  During the fourth quarter of 2008, Northwest changed its fair value of auction rate securities from Level 2 to Level 3, due to an increase in the spreads between long-term and short-term interest rates, and certain other pertinent factors considered in the fair value measurement, which resulted in Northwest recording a $7.4 million decrease to the value of its auction rate securities.  Northwest’s auction rate securities are classified as available for sale securities under the guidance of SFAS No. 115, and this decrease was recorded through Accumulated other comprehensive income because the Northwest has the intent and ability to hold these securities until they recover their par value.  Additionally, Northwest reclassified the investments from short-term to long-term, as the auction rate securities market is not presently showing signs of resuming trading activity.  The valuation was based on observable yields on instruments bearing comparable risks.  Changes in market conditions could result in future adjustments to the fair value of these securities or in a determination that the decline in value has become other than temporary.

Assets and liabilities itemized below were measured at fair value during the period using the market and income approaches:

	Post-Merger				Pre-Merger
	Successor Assets				Successor Assets
		Quoted				Quoted
		Prices				Prices
		in Active	Significant			in Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable	As of	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs	December	Assets	Inputs	Inputs	Valuation
(In millions)	31, 2008	(Level 1)	(Level 2)	(Level 3)	31, 2007	(Level 1)	(Level 2)	(Level 3)	Technique
Cash and cash equivalents	$2,068	$2,068	N/A	N/A	$2,939	$2,939	N/A	N/A	(A)
Unrestricted short-term investments	49	N/A	N/A	49	95	95	N/A	N/A	(C)
Restricted cash, cash equivalents, and short-term investments	196	196	N/A	N/A	725	725	N/A	N/A	(A),(C)
Long-term investments	38	N/A	N/A	38	N/A	N/A	N/A	N/A	(C)
Hedge derivatives asset	—	N/A	N/A	—	60	N/A	60	N/A	(A),(C)
Total	$2,351	$2,264	N/A	$87	$3,819	$3,759	$60	N/A

	Post-Merger				Pre-Merger
	Successor Liabilities				Successor Liabilities
		Quoted				Quoted
		Prices				Prices
		in Active	Significant			in Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable	As of	Identical	Observable	Unobservable
	December	Assets	Inputs	Inputs	December	Assets	Inputs	Inputs	Valuation
(In millions)	31, 2008	(Level 1)	(Level 2)	(Level 3)	31, 2007	(Level 1)	(Level 2)	(Level 3)	Technique
Hedge derivatives
liability - current	$560	N/A	$74	$486	$3	N/A	$3	N/A	(A),(C)
Hedge derivatives
liability - long-term	63	N/A	—	63	—	N/A	—	N/A	(A),(C)
Total	$623	N/A	$74	$549	$3	N/A	$3	N/A

A reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs is presented in the table below:

	Post-Merger			Pre-Merger
	Successor			Successor
	Assets			Assets
	Level 3			Level 3
	Unrestricted	Level 3		Unrestricted
	Short-Term	Long-Term		Short-Term
(In millions)	Investments	Investments	(In millions)	Investments
Balance as of October 30, 2008	$246	$—	Balance as of January 1, 2008	$—
Realized gains (losses) during the period:			Realized gains (losses) during the period:
Investment income	—	—	Investment income	(4)
Unrealized gain (loss) recorded in AOCI	—	(7)	Unrealized gain (loss recorded in AOCI)	—
Purchases, sales, and settlements (net)	(197)	—	Purchases, sales, and settlements (net)	—
Transfers in or (out) of level 3	—	45	Transfers in or (out of level 3)	250
Balance as of December 31, 2008	$49	$38	Balance as of October 29, 2008	$246

Post-Merger
Successor
Liabilities
Level 3
Hedge
Derivatives
(In millions)	Liability
Balance as of October 30, 2008	$—
Credit-related liability reduction recorded in AOCI	(11)
Unrealized loss (gain) recorded in AOCI	165
Purchases, sales, and settlements (net)	(173)
Transfers in or (out) of level 3	568
Balance as of December 31, 2008	$549

The financial statement carrying values and estimated fair values of the Company’s financial instruments, including current maturities, as of December 31 were:

	Post-Merger		Pre-Merger
	Successor		Successor
	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Long-term debt	$5,675	$5,195	$6,961	$6,836

The fair value of the Company’s debt was estimated using quoted market prices, where available.  For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses based on the Company’s market borrowing rates for similar types of instruments.

The following table provides information as to the amount of gross gains and losses realized through the sale or other than temporary impairment of available-for-sale investment securities:

	Post-Merger	Pre-Merger
	Successor	Successor	Successor	Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Realized gains (1)	$—	$—	$19	$5	$—
Realized losses (1)	—	(4)	(35)	(6)	(1)
Net realized gains (losses)	$—	$(4)	$(16)	$(1)	$(1)

(1)          Realized gains and losses are identified using the specific identification method.

The contractual maturities of available-for-sale securities at December 31, 2008 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	Post-Merger
	Successor
	Amortized
(In millions)	Cost	Fair Value
Within one year	$53	$49
Between one and five years	—	—
Between five and ten years	—	—
After ten years	45	38
Total available-for-sale securities	$98	$87

As of December 31, 2008, the Company’s available-for-sale securities investments consisted primarily of the Company’s investment in the Primary Fund, classified as short-term investments, and student loan backed auction rate securities, whose rate reset dates occur monthly and which are classified as other noncurrent assets.

Measured on a Non-Recurring Basis.  For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.   The Company remeasured various assets and liabilities during 2008 as a result of two significant events.  First, the Company remeasured certain assets including flight equipment, goodwill, international routes and other intangible assets at fair value as a result of impairments that were identified and measured as of March 31, 2008.  These impairments were identified in a Step 2 goodwill impairment test required by SFAS No. 142 which included consideration that indicated the carrying value of the Company’s assets exceeded their fair value.  These adjustments were recorded as charges to earnings in the Pre-Merger Successor Company during the second quarter of 2008.  Second, the Company also revalued all of its assets and liabilities as of the Closing Date in accordance with the guidance of SFAS No. 141.  These changes in value did not result in adjustments that were recorded in the Consolidated Statement of Operations, as these revaluations were recorded as adjustments to Goodwill through the application of purchase accounting.  The latter revaluations were recorded as of the Closing Date.

Impairment Test Measurements.  Northwest completed Step 2 of the goodwill impairment test during the second quarter of 2008.  During this process, the Company was required to measure the fair value of its assets and liabilities.  Where fair values of assets were below book value, Northwest recorded impairments under the criteria of SFAS No. 142 for certain indefinite-lived intangible assets and investments in affiliates that failed their respective recoverability tests required by SFAS No. 144 or APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as appropriate.  The losses related to impairments of indefinite-lived intangibles were recorded in Other operating expense, impairments of definite-lived intangibles were recorded in Depreciation and amortization, and impairments on investments in affiliates were recorded in Other non-operating income (expense) on the Condensed Consolidated Statement of Operations based on the fair values of the impaired assets.

The Company also recorded a $3.2 billion goodwill impairment charge in 2008 in conjunction with Step 2 of Northwest’s goodwill impairment test.  The recorded value of goodwill was impacted by the impairments described above and by changes in fair values that were not recorded on the balance sheet in accordance with GAAP.  The implied value of goodwill determined during this process was measured using an implied purchase price for the Merger as of the Announcement Date.  This implied purchase price was measured using the guidance in EITF 99-12 and was based on the 5-day average closing price of Delta’s common stock around the Announcement Date, the right to receive 1.25 shares of Delta common stock for each share of the Company’s common stock, and the estimated number of shares that would be converted into Delta common stock upon the closing of the Merger.

The assets itemized below were measured at fair value on a non-recurring basis using information as of March 31, 2008.  See “Note 4 — Goodwill and Intangibles” for further information about the impairment testing process.  These fair values were recorded as of March 31, 2008:

	Pre-Merger
	Successor
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
	Fair Value	Assets	Inputs	Inputs	Gains	Valuation
(In millions)	Measurement	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
International routes and other intangible assets (1)	$3,026	N/A	N/A	$3,026	$(1,185)	(A),(C)
Goodwill (1)	2,873	N/A	N/A	2,873	(3,243)	(A),(B),(C)
Flight equipment, net	74	N/A	74	N/A	(36)	(A)
Investment in affiliate (2)	—	N/A	N/A	—	(213)	(C)
					$(4,677)

(1)          Pre-Merger Successor Company goodwill represents the excess of the reorganization value over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed resulting from the application of SOP 90-7 on the Effective Date.   International routes and other intangible assets are identified by type in “Note 4 — Goodwill and Intangibles.”  Northwest’s fair value measurements for goodwill, international routes and other intangible assets included significant unobservable inputs (Level 3), which generally include the Company’s five-year business plan, 12-months of historical revenues and expenses by city pair, Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile, and a discount rate.

One of the significant unobservable inputs underlying the intangible fair value measurements performed as of March 31, 2008 was the discount rate.  Northwest determined the discount rate using the Weighted Average Cost of Capital (“WACC”) of the airline industry, which we measured using a Capital Asset Pricing Model (“CAPM”).  The CAPM in our valuation of goodwill and indefinite-lived intangibles utilized a 50% debt and 50% equity structure.  The historical average debt-to-equity structure of the major airlines since 1990 is also approximately 50% debt and 50% equity, which was similar to Northwest’s debt-to-equity structure at emergence.  The return on debt was measured using a bid-to-yield analysis of major airline corporate bonds and the expected market rate of return for equity was measured based on the risk free rate, the airline industry beta, and risk premiums based on the Federal Reserve Statistical Release H. 15 or Ibbotson® Stocks, Bonds, Bills, and Inflation® Valuation Yearbook, Edition 2008.  These factors resulted in an 11% discount rate.  This compares to an 11% discount rate used at emergence and a 10.5% discount rate on our impairment testing date of October 1, 2007, which were each based on consistent application of the methodology described above.

(2)          The valuation of investments in affiliates consisted of Northwest’s investment in Midwest.  This investment was measured at fair value based on an income approach, which included significant unobservable inputs (Level 3).  The unobservable inputs generally include cash flow projections and a discount rate developed using a CAPM, which utilized a similar approach to the discussion of the CAPM above.  However, the industry peer set for Midwest considered other mid-sized airlines similar to Midwest and resulted in a 17.5% discount rate.  Due to Northwest’s position as a minority investor, current cash flow projections would result in the majority investor receiving all of the expected excess cash flows of the entity.

Purchase Accounting Measurements.  On the Closing, Date Northwest revalued its assets and liabilities in accordance with the guidance of SFAS No. 141.  As such, many of these assets and liabilities were recorded at fair value on a non-recurring basis as described in SFAS No. 157.  These changes in value did not result in gains or losses, but were instead an input to the calculation of goodwill.  The revaluations were recorded as of the Closing Date:

	Post-Merger
	Successor
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Valuation
(In millions)	Measurement	(Level 1)	(Level 2)	(Level 3)	Technique
Flight equipment, net	$7,954	N/A	$7,954	N/A	(A)
Goodwill (1)	4,572	N/A	N/A	4,572	(A),(B),(C)
International routes and other intangible assets (1)	2,702	N/A	N/A	2,702	(A),(C)
Property and equipment, net	598	N/A	598	N/A	(A),(B)
Operating leases	88	N/A	88	N/A	(A)
Computer software (2)	80	N/A	N/A	80	(B)
Non-operating equipment	80	N/A	80	N/A	(A)
Property leased to others	13	N/A	13	N/A	(A)
Deferred debt issue costs (3)	—	N/A	N/A	—	(A)

	Post-Merger
	Successor
Debt and capital lease obligations	$6,239	N/A	$6,239	N/A	(A),(C)
Frequent flyer liability (4)	2,034	N/A	N/A	2,034	(A)
Operating leases	224	N/A	224	N/A	(A)

(1)          Post-Merger Successor Company goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed resulting from the application of SFAS No. 141 on the Closing Date.  International routes and other intangible assets are identified by type in “Note 4 — Goodwill and Intangibles.”  Northwest’s fair value measurements for goodwill, international routes and other intangible assets included significant unobservable inputs (Level 3), which generally include the Company’s five-year business plan, 12-months of historical revenues and expenses by city pair, Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile, and a discount rate.  These factors resulted in a 13% discount rate on the Closing Date, measured consistent with the CAPM approach described in Note (1) under the table in the Impairment Test Measurements section above.

(2)          Computer software was revalued using the cost approach and adjusted for obsolescence.

(3)          Deferred debt issue costs have no market value as they have no ongoing benefit.  Therefore, deferred debt issue costs were written down to zero as part of purchase accounting.

(4)          The frequent flyer liability was measured at fair value based on an analysis of how a hypothetical transaction to transfer this liability might be negotiated in the market.  Assumptions used in this measurement include the price of a frequent flyer mile based on actual ticket prices for similarly restricted tickets, estimates about the number of miles that will never be used by customers, and projections of the timing over which the miles will be used.

2007 Fresh-Start Reporting Measurement.  The Company revalued its assets and liabilities at fair value on the Effective Date as required by SOP 90-7 using the guidance for measurement found in SFAS No. 141.  The gains and losses related to these fair value adjustments were recorded on the Pre-Merger Predecessor Company.  The following revaluations were recorded as of the Effective Date:

	Pre-Merger Successor
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	As of June 1,	Identical Assets	Inputs	Inputs	Total Gains	Valuation
(In millions)	2007	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
ASSETS
Flight equipment	$6,699	$—	$6,699	$—	$(1,068)	(A),(B)
Goodwill (1)	6,257	—	—	6,257	—	(A),(B),(C)
International routes and other intangible assets (1)	5,166	—	946	4,220	4,513	(A),(C)
Other property and equipment	546	—	546	—	69	(A),(B)
Non-operating flight equipment and property leased to others	282	—	282	—	(47)	(A),(B)
Flight equipment spare parts and maintenance and operating supplies	248	—	248	—	31	(A),(B)
Equity investments	124	—	124	—	111	(A),(C)
Computer software	120	—	120	—	46	(B)
Other	147	—	147	—	21	(A)
Prepaid rents and deferred costs	37	—	37	—	(56)	(A)
					$3,620

	Pre-Merger Successor
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	As of June 1,	Identical Liabilities	Inputs	Inputs	Total Gains	Valuation
(In millions)	2007	(Level 1)	(Level 2)	(Level 3)	(Losses)	Technique
LIABILITIES
Debt and obligations under capital leases	$6,687	$—	$6,687	$—	$(22)	(A),(C)
Deferred frequent flyer liability (2)	1,972	—	—	1,972	(1,559)	(C)
Air traffic liability	1,857	—	1,857	—	(259)	(A)
Deferred credits and other liabilities	125	—	125	—	158	(A)
					$(1,682)

(1)         Pre-Merger Successor Company goodwill represents the excess of the reorganization value over the fair value of the net tangible and intangible assets acquired and the liabilities assumed.  International routes and other intangible assets are identified by type in “Note 4 – Goodwill and Intangibles.”  With the exception of the value of Northwest’s trade name, these valuations included significant unobservable inputs (Level 3), which generally included the Company’s five-year Business Plan, 12-months of historical revenues and expenses by city pair, Company projections of available seat miles, revenue passenger miles, load factors, and operating costs per available seat mile.  The valuations also included market verifiable sources, such as licensing information, royalty rates and macroeconomic factors.

(2)         The frequent flyer liability was measured at fair value based on an analysis of how a hypothetical transaction to transfer this liability might be negotiated in the market.  Assumptions used in this measurement include the price of a frequent flyer mile based on actual ticket prices for similarly restricted tickets, estimates about the number of miles that will never be used by customers, and projections of the timing when the miles will be used.

Note 6 — Voluntary Reorganization Under Chapter 11 Proceedings

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

As a result of the application of fresh-start reporting in accordance with SOP 90-7 upon the Company’s emergence from bankruptcy on May 31, 2007, the financial statements prior to June 1, 2007 are not comparable with the financial statements for periods on or after June 1, 2007. References to “Successor Company” refer to the Company on or after June 1, 2007, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to the Company prior to June 1, 2007. See “Note 7 — Fresh-Start Reporting” for further details.

Claims Resolution Process.  Pursuant to terms of the Plan of Reorganization, approximately 225.8 million shares of the Pre-Merger Successor Company’s common stock will be issued to holders of allowed general unsecured claims and 8.6 million shares will be issued to holders who also held a guaranty claim from the Debtors.  Once a claim is allowed consistent with the claims resolution process as provided in the Plan, the claimant is entitled to a distribution of new common stock.  Pursuant to the terms of the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into and became exchangeable for 1.25 shares of Delta common stock.  Approximately 228.0 million shares of the Pre-Merger Successor Company’s common stock (or 285.1 million Post-Merger shares of Delta common stock) have been issued and distributed through January 2, 2009, in respect of valid unsecured and guaranty claims.  In total, there are approximately 6.4 million remaining shares of the Pre-Merger Successor Company’s new common stock (or 8.0 million Post-Merger shares of Delta common stock) held in reserve under the terms of the Plan of Reorganization.

The Company estimates that its unsecured claims to be allowed will not exceed $8.2 billion.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Pre-Merger Predecessor Company will receive, under the Plan of Reorganization, Delta common stock based on the pro-rata amount of Northwest shares held in reserve.  Secured claims were deemed unimpaired under the Plan and were satisfied upon either reinstatement of the obligations in the Pre-Merger Successor Company, surrendering the collateral to the secured party, or by making full payment in cash.

Note 7 — Fresh-Start Reporting

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

        Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values were remeasured and allocated in conformity with SFAS No. 141. The excess of reorganization value over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as Goodwill in the accompanying Consolidated Balance Sheet. In addition, fresh-start reporting also required that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109.

        Estimates of fair value represent the Company’s best estimates based on its valuation models, which incorporated industry data and trends and relevant market rates and transactions.  The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

        To facilitate the calculation of the enterprise value of the Pre-Merger Successor Company, Northwest’s financial advisors assisted management in the preparation of a valuation analysis for the Pre-Merger Successor Company’s common stock to be distributed as of the Effective Date to the unsecured creditors.  The enterprise valuation included (i) a 40% weighting towards a comparable company analysis based on financial ratios and multiples of comparable companies, which were then applied to the financial projections developed by the Company to arrive at an enterprise value; and (ii) a 60% weighting towards a discounted cash flow analysis which measures the projected multi-year, un-levered free cash flows of the Company to arrive at an enterprise value.

        The estimated enterprise value and corresponding equity value were highly dependent upon achieving the future financial results set forth in the five-year financial projections included in the Company’s Plan of Reorganization, as well as the realization of certain other assumptions.  The equity value of the Pre-Merger Successor Company was calculated to be a range of approximately $6.45 billion to $7.55 billion.  Based on claims trading prior to the Company’s Effective Date and the trading value of the Company’s common stock post emergence, the equity value of the Pre-Merger Successor Company was estimated to be $6.45 billion for purposes of preparing its financial statements.  The estimates and assumptions made in this valuation were inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company.

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

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s Consolidated Balance Sheet are as follows:

		(a)	(b)	(c)	(d)
			New Credit			Pre-Merger
	Pre-Merger	Debt	Facility	New		Successor
	Predecessor	Discharge &	Financing	Equity	Fresh-Start	Reorganized
(In millions)	May 31, 2007	Reclassification	Transactions	Issued	Adjustments	June 1, 2007

ASSETS

CURRENT ASSETS
Cash, cash equivalents and unrestricted short-term investments	$2,465	$(20)	$—	$750	$—	$3,195
Restricted cash, cash equivalents and short-term investments	974	—	—	—	170	1,144
Accounts receivable, less allowance	587	—	—	—	(9)	578
Flight equipment spare parts and maintenance and operating supplies	217	—	—	—	31	248
Prepaid expenses and other	254	—	—	(22)	(51)	181
Total current assets	4,497	(20)	—	728	141	5,346

PROPERTY AND EQUIPMENT
Net flight equipment and net flight equipment under capital lease	7,767	—	—	—	(1,068)	6,699
Other property and equipment, net	477	—	—	—	69	546
Total property and equipment, net	8,244	—	—	—	(999)	7,245

OTHER ASSETS
Goodwill	18	—	—	—	6,239	6,257
International routes and other intangible assets	653	—	—	—	4,513	5,166
Investments in affiliated companies	22	—	—	—	143	165
Other	739	—	—	—	(267)	472
Total other assets	1,432	—	—	—	10,628	12,060

Total Assets	$14,173	$(20)	$—	$728	$9,770	$24,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Air traffic liability/deferred frequent flyer liability	$2,006	$—	$—	$—	$274	$2,280
Accrued compensation and benefits	445	4	—	—	(20)	429
Accounts payable	1,538	179	—	—	5	1,722
Current maturities of long-term debt and capital lease obligations	218	305	(10)	—	—	513
Current maturities of long-term debt - exit financing	—	—	10	—	—	10
Other	87	—	—	—	(49)	38
Total current liabilities	4,294	488	—	—	210	4,992

LONG-TERM OBLIGATIONS
Long-term debt and obligations under capital leases	4,149	1,993	(1,215)	—	22	4,949
Exit financing	—	—	1,215	—	—	1,215
Total long-term obligations	4,149	1,993	—	—	22	6,164

DEFERRED CREDITS AND OTHER LIABILITIES
Long-term pension and postretirement health care benefits	86	3,786	—	—	(426)	3,446
Deferred frequent flyer liability	—	—	—	—	1,549	1,549
Deferred income taxes	4	—	—	—	1,127	1,131
Other	275	125	—	—	(209)	191
Total deferred credits and other liabilities	365	3,911	—	—	2,041	6,317

LIABILITIES SUBJECT TO COMPROMISE	14,350	(14,350)	—	—	—	—
PREFERRED REDEEMABLE STOCK SUBJECT TO COMPROMISE	275	(275)	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, additional paid-in capital and treasury stock	495	—	—	—	(495)	—
Retained earnings (accumulated deficit)	(8,655)	1,763	—	—	6,892	—
Accumulated other comprehensive income (loss)	(1,100)	—	—	—	1,100	—
Successor Company common stock and additional paid-in capital	—	6,450	—	728	—	7,178
Total common stockholders’ equity (deficit)	(9,260)	8,213	—	728	7,497	7,178

Total Liabilities and Stockholders’ Equity (Deficit)	$14,173	$(20)	$—	$728	$9,770	$24,651

(a)          Debt Discharge and Reclassification.  This column reflects the discharge of $8.2 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization.  Pursuant to the Plan, the holders of general unsecured claims and guaranty claims together will receive approximately 234 million common shares of the Pre-Merger Successor Company in satisfaction of such claims.

This column also reflects the Pre-Merger Successor Company’s reinstatement of $6.4 billion of secured liabilities which had been classified as liabilities subject to compromise on the Pre-Merger Predecessor Company’s balance sheet, consisting of the following:

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

(b)         New Credit Facility Financing Transactions.  In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing $1.225 billion Bank Credit Facility was converted into the exit financing in accordance with its terms.  See “Note 9 - Long-Term Debt and Short-Term Borrowings” for further details.

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

•                  The pension and other postretirement benefits liability balances were reduced by $0.4 billion due to the required remeasurement at emergence.   The weighted-average discount rate used in our remeasurement was 6.17% at May 31, 2007, compared with a weighted-average discount rate of 5.93% as of our December 31, 2006 remeasurement date;

•                  The Company’s air traffic liability balance was increased by $0.3 billion to its estimated fair value; and

•                  Entries were recorded to eliminate the Pre-Merger Predecessor Company’s equity balances and establish the opening equity balances of the Pre-Merger Successor Company.

Additionally, goodwill of $6.2 billion was recorded to reflect the excess of the Pre-Merger Successor Company’s reorganization value over the value of net tangible and identifiable intangible assets acquired and liabilities assumed.

Note 8 — Reorganization Related Items

In accordance with SOP 90-7, the financial statements for the Pre-Merger Predecessor Company periods distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.  In connection with our bankruptcy proceedings, implementation of our Plan of Reorganization and adoption of fresh-start reporting, the Company recorded the following largely non-cash reorganization income/(expense) items:

Net reorganization items, as shown on the Consolidated Statements of Operations, consist of the following:

	Pre-Merger
	Predecessor
	Period From
	January 1 to	Year Ended
	May 31,	December 31,
(In millions)	2007	2006
Discharge of unsecured claims and liabilities (a)	$1,763	$—
Revaluation of frequent flyer obligations (b)	(1,559)	—
Revaluation of other assets and liabilities (c)	2,816	—
Employee-related charges (d)	(312)	(1,362)
Abandonment of aircraft and buildings (d)	(323)	(129)
Restructured aircraft lease/debt charges (d)	(74)	(1,598)
Professional fees	(60)	(63)
Other (d)	(700)	(13)
Reorganization items, net	$1,551	$(3,165)

(a)          The gain on discharge of unsecured claims and liabilities relates to the Company’s unsecured claims as of the Petition Date and the discharge of unsecured claims established as part of the bankruptcy process.  In accordance with the Plan of Reorganization, the Company discharged its estimated $8.2 billion in unsecured creditor obligations in exchange for the distribution of approximately 234 million common shares of the Pre-Merger Successor Company valued at emergence at $6.45 billion.  Accordingly, the Company recognized a non-cash reorganization gain of approximately $1.8 billion.

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

Note 9 — Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2008 and 2007 consisted of the following (with interest rates as of December 31, 2008):

	Post-Merger	Pre-Merger
	Successor	Successor
(In millions)	2008	2007
Aircraft enhanced equipment trust certificates due through 2022, 6.0% weighted-average rate (1)	$1,735	$1,421
Aircraft secured loans due through 2025, 5.7% weighted-average rate (2)	4,003	3,743
Bank Credit Facilities due through 2010, 3.3% weighted-average rate (3)	904	1,214
Other secured debt & equipment financing due through 2020, 5.8% weighted-average rate (4)	551	451
Real estate and land notes due through 2031, 3.0% weighted-average rate	160	134
Total secured debt	7,353	6,963

Add net unamortized valuation premium (discount)	(1,678)	(2)

Total debt	5,675	6,961

Less current maturities	382	446
Total Long-term debt	$5,293	$6,515

(1)          At December 31, 2008, direct obligations of Northwest included the $1.7 billion of equipment notes underlying the pass-through trust certificates issued for 89 aircraft.  Interest on the pass-through trust certificates is payable quarterly or semi-annually.

(2)          The Company took delivery of and financed 23 CRJ900 and 27 Embraer 175 aircraft during the twelve months ended December 31, 2008, resulting in an increase of $886 million in aircraft secured loans.  At December 31, 2008, 155 aircraft collateralized $4 billion of secured loans.

On July 15, 2008, the Company closed on a financing of ten B757-200 aircraft through the issuance of $106 million of debt. Four of the ten B757-200 aircraft were delivered to the Company in 1986 and the related debt has a five year term. The other six aircraft were delivered in 1996 and the related debt has a seven year term.

(3)          Bank Credit Facility.  On August 21, 2006, Northwest entered into a $1.225 billion Senior Corporate Credit Facility (“Bank Credit Facility”) consisting of a $1.05 billion term loan facility and a $175 million revolving credit facility which was fully drawn.  Pursuant to the Third Amendment, dated as of September 15, 2008, to the Bank Credit Facility, the final maturity date of the Bank Credit Facility is the earlier of (i) the date on which Northwest is merged with and into Delta and (ii) December 31, 2010.  The Company made two scheduled $10.5 million principal repayments on August 21, 2007 and August 21, 2008 as well as a $300 million repayment on the Closing Date required by the Third Amendment. These repayments have reduced the size of the Bank Credit Facility to a $773 million term loan facility and a $131 million revolving credit facility.  Loans drawn under the revolving credit facility may be borrowed and repaid at the Company’s discretion.  Up to $75 million of the revolving credit facility may be utilized by the Company as a letter of credit facility.  Both loan facilities under the Bank Credit Facility bear interest, at Northwest’s option, at LIBOR plus 2.00% or an index rate plus 1.0%.  Letter of credit fees will be charged at the same LIBOR credit spread as on the borrowings plus 12.5 basis points.  To the extent that the revolving credit facility is not utilized, the Company is required to pay an undrawn commitment fee of 50 basis points per annum.  The Bank Credit Facility has a credit rating of BB- from Standard & Poor’s Rating Services (“S&P”) and B1 from Moody’s Investors Service, Inc. (“Moody’s”), is secured by a first lien on the Company’s Pacific route authorities and is guaranteed by NWA Corp.  The Bank Credit Facility also allows the Company to grant a pari-passu lien in the Pacific route authorities to secure up to $150 million of exposure arising from hedging trades entered into with Bank Credit Facility lenders.  The Company currently secures $114 million of such exposure with these pari-passu liens.  The interest rate as of December 31, 2008 was 3.44% on the term loan facility and 2.59% on the revolving credit facility based on the different LIBOR interest periods applicable to the term loan facility and the revolving credit facility.  The Bank Credit Facility remained outstanding after the Closing Date.

The Bank Credit Facility contains financial covenants that require the Company to maintain (1) unrestricted cash, cash equivalents and short-term investments of not less than $750 million, (2) a minimum total collateral coverage ratio (defined as the ratio of (x) the appraised value of the collateral to (y) the sum of the aggregate outstanding exposure under the Bank Credit Facility, the aggregate termination value of certain hedging agreements and certain pari-passu obligations) of 150% and (3) a minimum ratio of consolidated EBITDAR to consolidated fixed charges. Compliance by the Company with this financial covenant has been waived through March 31, 2009 followed by a phase-in period as set forth below:

Number of		Required
Months Covered	Period Ending	Coverage Ratio
Three	June 30, 2009	1.00 to 1.0
Six	September 30, 2009	1.10 to 1.0
Nine	December 31, 2009	1.20 to 1.0
Twelve	March 31, 2010	1.30 to 1.0
Twelve	June 30, 2010	1.40 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.50 to 1.0

For purposes of calculating this ratio, EBITDAR is defined as earnings before interest, taxes, depreciation, amortization, aircraft rents, and other adjustments to operating income.  Fixed charges are defined as interest expense and aircraft rent expense (without giving effect to any acceleration of rental expense and certain other items).  Additionally, certain aircraft sublease rental income is excluded from EBITDAR and reduces aircraft rental expense in fixed charges.

$500 Million Revolving Credit Facility.  In October 2008, Northwest entered into a $500 million revolving credit facility with three banks (“$500 Million Credit Facility”) consisting of a $300 million tranche that matures in October 2009 (“Tranche 1”) and a $200 million tranche that matures in October 2011 (“Tranche 2”).  Both tranches terminate on any earlier date that Northwest is no longer a separate legal entity and an operating airline, including a merger with and into Delta.  Borrowings under Tranche 1 bear interest, at Northwest’s option, at LIBOR plus 3.5% or an index rate plus 2.0%.  Borrowings under Tranche 2 bear interest, at Northwest’s option, at LIBOR plus 4.5% or an index rate plus 3.0%.  Borrowings under both Tranche 1 and Tranche 2 can be prepaid without penalty and amounts prepaid can be re-borrowed. The $500 Million Credit Facility remained outstanding after the Closing Date.  As of December 31, 2008, there were no outstanding borrowings under the facility.

Northwest’s obligations under the $500 Million Credit Facility are guaranteed by NWA Corp. and certain of Northwest’s subsidiaries.  The $500 Million Credit Facility and related guarantees are secured by substantially all of Northwest’s and the guarantors’ unencumbered assets as of October 29, 2008.

The $500 Million Credit Facility requires ongoing compliance with financial covenants requiring the Company to maintain (1) unrestricted cash, cash equivalents and short-term investments, together with the undrawn amount of the $500 Million Credit Facility (“Cash Liquidity”), of not less than $1.25 billion, (2) a minimum collateral coverage threshold (defined as the appraised value of certain eligible collateral) of not less than $625 million and (3) a minimum ratio of EBITDAR to consolidated fixed charges that is currently the same as the Bank Credit Facility.

The Bank Credit Facility and the $500 Million Credit Facility each contain events of default customary for financings of their type, including cross-defaults to other material indebtedness.  The credit facilities also include events of default specific to the airline business, including the maintenance of pledged slots and routes.  Upon the occurrence of an event of default, the outstanding obligations under either the Bank Credit Facility or the $500 Million Credit Facility may be accelerated and become due and payable immediately.  Additionally, if at any time Cash Liquidity is less than $2.75 billion, the commitment of each lender under the $500 Million Credit Facility is reduced by 50%.  On December 9, 2008, the agreement was amended to reduce the Cash Liquidity requirement to $2.5 billion.  This amendment expired at the close of business on February 9, 2009 and the Cash Liquidity requirement was adjusted back to $2.75 billion for the remainder of the agreement.

(4)   On July 15, 2008, the Company closed on a financing of 17 spare engines through the issuance of $77 million of debt. The debt has a seven year term.

On December 16, 2008, the Company renewed its accounts receivable financing facility, dated November 29, 2007. This facility, originally scheduled to mature on November 28, 2008, was renewed to March 2009 and the facility size was reduced from $150 million to $125 million.  As of December 31, 2008, the entire $100 million available under this facility was drawn.  While any portion of the facility remains undrawn, the Company pays a commitment fee on the undrawn amount.

Debt Maturity Table

Maturities of long-term debt for the five years subsequent to December 31, 2008 are as follows:

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total
Aircraft enhanced equipment trust certificates	$170	$135	$293	$143	$223	$771	$1,735
Aircraft secured loans	284	302	306	337	452	2,322	4,003
Bank Credit Facility	10	894	—	—	—	—	904
Other secured debt and equipment financing	221	55	70	23	25	157	551
Real estate and land notes	—	36	—	—	—	124	160
Total secured debt	685	1,422	669	503	700	3,374	7,353

Add net unamortized valuation discount	(303)	(310)	(194)	(174)	(157)	(540)	(1,678)

Total long-term debt	$382	$1,112	$475	$329	$543	$2,834	$5,675

Under some of the debt instruments included above, agreements with the lenders require that the Company meet certain financial covenants, such as unrestricted cash balances and fixed charges coverage ratios.  The Company’s secured debt is collateralized by liens on substantially all of the Company’s assets, including, but not limited to, accounts receivable, certain owned aircraft, certain owned spare engines, spare parts, flight simulators, ground equipment, landing slots, international routes, equity interests in certain of the Company’s domestic subsidiaries, intellectual property and real property.  As of the Closing Date, the Company, as a wholly owned subsidiary of Delta, became a party to the guarantee of Delta’s senior secured debt.  The Company was in compliance with the covenants and collateral requirements related to all of its debt agreements as of December 31, 2008.  While the Company anticipates that it will remain in compliance with such covenants and collateral requirements, these measures will depend upon the many factors affecting operating performance and the market values of assets.

As of December 31, 2008 and 2007 there were no short-term borrowings.

Note 10 — Leases

The Company leases aircraft, space in airport terminals, land and buildings at airports, ticket, sales and reservations offices, and other property and equipment, which expire in various years through 2032.

At December 31, 2008, future minimum lease payments for capital leases and non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

	Capital	Operating Leases
(In millions)	Leases	Aircraft	Non-aircraft
2009	$9	$378	$193
2010	9	390	184
2011	9	337	159
2012	9	300	142
2013	9	261	122
Thereafter	194	1,671	1,318
	239	3,337	2,118
Less sublease rental income		—	29
Total minimum operating lease payments		$3,337	$2,089
Less amounts representing interest	148
Present value of future minimum capital lease payments	$91

Total capital leases	$91
Less current obligations under capital leases	2
Long-term obligations under capital leases	$89

Rental expense for all operating leases consisted of the following:

	Post-Merger		Pre-Merger
	Successor		Successor				Predecessor
	Period From		Period From		Period From		Period From
	October 30 to		January 1 to		June 1 to		January 1 to		Year Ended
	December 31,		October 29,		December 31,		May 31,		December 31,
(In millions)	2008		2008		2007		2007		2006
Gross rental expense	$122		$575		$379		$291		$727
Sublease rental income	(23	) (1)	(117	) (1)	(86	) (1)	(72	) (1)	(338)
Net rental expense	$99		$458		$293		$219		$389

(1)          Mesaba was acquired by Northwest Airlines on April 24, 2007 and became a wholly-owned consolidated subsidiary, which reduced sublease rental income upon consolidating Mesaba for reporting purposes.

At December 31, 2008 the Company leased 126 of the 449 aircraft it operates; all 126 were operating leases.  The above table also includes operating leases for 124 aircraft operated by and subleased to Pinnacle.  The base term lease expiration dates are from 2009 to 2025 for aircraft under operating leases.

The Company’s aircraft leases can generally be renewed for terms ranging from one to eight years at rates based on the aircraft’s fair market value at the end of the lease term.  All 250 aircraft lease agreements provide the Company with purchase options during the lease, at the end of the lease, or both.

Note 11 — Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Pre-Merger
	Successor		Predecessor
	Period From	Period From	Period From	Twelve Months
	January 1 to	June 1 to	January 1 to	Ended
	October 29,	December 31,	May 31,	December 31,
(In millions, except per share data)	2008	2007	2007	2006
Numerator:
Net income (loss) applicable to common stockholders	$(5,462)	$342	$1,751	$(2,835)

Effect of dilutive securities:
Gain on discharge of convertible debt	—	—	(82)	—
Gain on discharge of Series C Preferred Stock	—	—	(60)	—
Adjusted net income (loss) for diluted earnings (loss) per share	$(5,462)	$342	$1,609	$(2,835)

Denominator:
Weighted-average shares outstanding for basic and diluted earnings (loss) per share	263.6	262.2	87.4	87.3

Effect of dilutive securities:
Contingently convertible debt	—	—	19.1	—
Restricted stock units and stock options	—	0.2	—	—
Series C Preferred Stock	—	—	6.2	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	263.6	262.4	112.7	87.3

Basic earnings (loss) per common share:	$(20.72)	$1.30	$20.03	$(32.48)

Diluted earnings (loss) per common share:	$(20.72)	$1.30	$14.28	$(32.48)

On the Closing Date, the Company became a wholly owned subsidiary of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the NYSE.  As a result the Company is not presenting Post-Merger Successor Company earnings (loss) per share data for the period from October 30 to December 31, 2008.

Pre-Merger Successor Company EPS.  In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007, respectively.  SFAS No. 128 requires that the entire 234 million shares to be issued to holders of unsecured and guaranty claims be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.

At October 29, 2008, approximately 6 million stock options to purchase shares of the Pre-Merger Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the Company reported a net loss for the period from January 1 to October 29, 2008.

At December 31, 2007, approximately 16 million restricted stock units and stock options to purchase shares of the Pre-Merger Successor Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Pre-Merger Predecessor Company EPS.  Pre-Merger Predecessor Company basic earnings per share was computed based on the Predecessor’s final weighted-average shares outstanding.

At May 31, 2007, stock options to purchase approximately 7 million shares of common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

For the year ended December 31, 2006, approximately 19 million incremental shares related to dilutive securities were not included in the diluted earnings per share calculation because the Company reported a net loss for the period.

Additionally, approximately 6 million shares of Series C Preferred Stock were excluded from the effect of dilutive securities for the year ended December 31, 2006 because the Company reported a net loss for the period.

Total employee stock options outstanding of approximately 7 million as of December 31, 2006 were not included in diluted securities because the Company reported a net loss for the year ended December 31, 2006.

Note 12 — Stock-Based Compensation

On the Effective Date, the 2007 Plan of the Pre-Merger Successor Company provided for in the Plan of Reorganization became effective.  The 2007 Plan was a stock-based incentive compensation plan, under which the Compensation Committee of the Board of Directors had the authority to grant equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and/or other stock-based awards, including performance-based awards.  Each of these awards may be granted alone, in conjunction with, or in tandem with other awards under the 2007 Plan.  Awards may be to any employee of the Company or its subsidiaries.  The number of participants participating in the 2007 Plan varied from year to year.  At its inception, the 2007 Plan provided that 21.3 million shares of common stock of the Pre-Merger Successor Company were available for issuance under the plan.  On the Closing Date, the Company became a wholly-owned subsidiary of Delta.  All vesting awards were fully accelerated and converted into 1.25 shares of Delta common stock or stock options.  Vested options of employees terminated within two years of change in control remain outstanding for three years post termination.

The Company adopted SFAS No. 123R using the modified-prospective transition method, effective January 1, 2006.  Under SFAS No. 123R, non-cash compensation expense for equity awards is recognized over the vesting period of the awards, generally the required service period.  Under the terms of awards granted in connection with the Company’s emergence from bankruptcy, a portion of the shares subject to such awards vested immediately with the remaining shares vesting in one year or over four years; in addition, the shares subject to emergence related awards that vested on or before May 2008 were also subject to a disgorgement provision if the participant voluntarily terminates his or her employment prior to the one year anniversary of the Effective Date.  Under SFAS No. 123R, the corresponding expense was recognized over this implied service period.  For awards containing the disgorgement provision, the tables below exclude the portion of such awards that vested prior to May 31, 2008.  The Company uses straight-line recognition for awards with installment vesting.  SFAS No. 123R also requires the Company to estimate forfeitures of stock awards as of the grant date of the award.

Pre-Merger Successor Company.  The compensation expense related to stock options and restricted stock units granted to employees, which is quantified below, does not represent payments actually made to these employees.  Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes.  The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

Stock Options.  Stock option awards are granted with an exercise price equal to the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding employee stock option awards vest over four years and have a 10-year term.

The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model based on several assumptions.  The risk-free interest rate for periods within the term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield on our common stock is assumed to be zero since in the past the Company has not paid dividends and has no current plans to do so.  The expected market price volatility assumption was developed considering both historical and implied volatilities of the trading prices of other airlines’ stocks for awards granted in 2007 and 2008.  Volatility data was not considered for the Company due to its bankruptcy.  The expected life of the options was developed using the simplified method under Staff Accounting Bulletin (“SAB”) No. 107, Topic 14, Share-Based Payments because the Company does not have sufficient historical exercise data.

The weighted-average fair value of options granted during the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007 was determined based on the following assumptions:

	Pre-Merger
	Successor
	October 29, 2008	December 31, 2007

Risk-free interest rate	3.07% - 3.69%	3.45% - 5.11%

Dividend yield	0.0%	0.0%

Expected market price volatility	57% - 64%	53% - 56%

Expected life of options (years)	5 - 6	6

A summary of the stock option activity for the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007 is as follows:

	Pre-Merger
	Successor
	October 29, 2008			December 31, 2007
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
(Shares in thousands)	Shares	Price	Term	Shares	Price	Term
Outstanding at beginning of period	5,806	$21.63		—	$—	—
Granted	132	16.92		5,878	21.64
Exercised	—	—		—	—
Forfeited or expired	(121)	21.86		(72)	22.00
Outstanding at end of period	5,817	21.52	8.68	5,806	21.63	9.52

Vested or expected to vest at end of period	5,817	21.52	8.68	5,381	21.65	9.42

Exercisable at end of period (1)	5,817	21.52	8.68	28	22.00	0.17

(1)          2007 excludes 1.2 million shares subject to vested options due to the disgorgement provision discussed above and the requirements of SFAS No. 123R.

The weighted-average grant date fair value of options granted in the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007 was approximately $4.66 and $12.19 per share, respectively.  There were no options exercised during the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007.  The aggregate intrinsic value of the outstanding options at October 29, 2008 and December 31, 2007 was $0.1 million and zero, respectively.

The compensation expense related to stock options continued to be recognized over the service period until the closing of the Merger, at which time vesting was accelerated and each option was converted to 1.25 Delta option.  The Company recorded in Merger expense a non-cash charge for stock compensation expense of approximately $39.2 million as a result of the accelerated vesting of outstanding options.

Restricted Stock Units.  The fair value of restricted stock units (“RSUs”) is determined based on the closing sales price of the Company’s common stock on the date of grant.  Generally, outstanding RSUs vest in one year or over four years.

A summary of the status of the Company’s RSUs for the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007 is as follows:

	Pre-Merger
	Successor
	October 29, 2008		December 31, 2007

		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
(Shares in thousands)	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	10,137	$24.58	—	$—
Granted	231	9.40	10,298	24.59
Vested (1)	(10,243)	24.23	(56)	25.15
Forfeited	(125)	24.87	(105)	25.15
Unvested at end of period	—	—	10,137	24.58

(1)          2007 excludes 1.8 million shares subject to vested RSUs due to the disgorgement provision discussed above and the requirements of SFAS No. 123R.

The compensation expense related to these RSUs continued to be recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and each share was converted to 1.25 Delta share.  The Company recorded in Merger expense a non-cash charge for stock compensation of approximately $117.7 million as a result of the accelerated vesting of outstanding RSUs.

Other Awards.  The Company also issued certain awards that are accounted for as a liability because such awards provide for settlement in cash.  During the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007, the Company granted approximately 0.4 million and 0.7 million RSUs to be settled in cash, respectively.  Each cash-settled RSU represents the right to receive a cash payment equal to the closing sales price of the Company’s common stock multiplied by the number of shares subject to the award on the applicable vesting date.  The Company also granted approximately nine thousand and 0.4 million in stock appreciation rights (“SARs”) during the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007, respectively.  SARs provide participants the right to receive the excess (if any) of the fair market value of the number of shares of common stock subject to the award at the time of exercise over the exercise price of the SAR.  The cash-settled RSUs vest in one year or over four years and the SARs vest over a four year period.  The Company paid $8.7 million and $2.2 million to settle share-based liabilities for the period from January 1 to October 29, 2008 and the period from June 1 to December 31, 2007, respectively.

The compensation expense related to these RSUs and SARs continued to be recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and each share was converted to 1.25 Delta share.  The Company recorded in Merger expense approximately $7.1 million for RSUs and approximately $0.7 million for SARs as a result of the accelerated vesting of outstanding shares.

The total stock-based non-cash compensation expense related to stock awards was approximately $87.0 million and $73.2 million for the periods ended October 29, 2008 and December 31, 2007, respectively.  The total stock-based non-cash compensation expense related to liability awards was approximately $2.5 million and $2.8 million for the periods ended October 29, 2008 and December 31, 2007, respectively.

Post-Merger Successor Company.  In connection with the closing of the Merger, an equity-based program sponsored by Delta was adopted under the Delta Air Lines, Inc. 2007 Performance Compensation Plan.  This Merger Award Program included grants to employees of Northwest in the form of unrestricted common stock, restricted shares of common stock, and/or non-qualified stock options that will settle in Delta common shares with an expense allocation to Northwest.  The Company recorded $307 million related to the unrestricted common stock as those awards vested immediately.  The restricted shares of common stock and the non-qualified stock options vest over three years.  The Company recorded $1.8 million and $0.5 million in stock compensation expense for restricted stock and stock options, respectively.

Other.  There was no corresponding tax benefit in 2008 or 2007 related to the stock-based compensation, as the Company records a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets.  See “Note 14 — Income Taxes” for additional information.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table sets forth information with respect to accumulated other comprehensive income (loss) (“OCI”):

	Foreign	Deferred	Pension, Other	Adjustment	Unrealized	Accumulated
	Currency	Gain (Loss)	Postretirement	to Adopt	Gain (Loss)	Other
	Translation	on Hedging	and Long-Term	SFAS	on	Comprehensive
(In millions)	Adjustment	Activities	Disability Benefits	No. 158	Investments	Income (Loss)

Predecessor; Pre-Merger
Balance at January 1, 2005	$(11)	$6	$(1,557)	$—	$(6)	$(1,568)

Before tax amount	—	(10)	699	(224)	3	468
Tax effect	—	—	—	—	—	—
Net-of-tax amount	—	(10)	699	(224)	3	468

Balance at December 31, 2006	(11)	(4)	(858)	(224)	(3)	(1,100)

Before tax amount	11	4	858	224	3	1,100
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	11	4	858	224	3	1,100

Balance at May 31, 2007	—	—	—	—	—	—

Successor; Pre-Merger
Balance at June 1, 2007	—	—	—	—	—	—

Before tax amount	—	(3)	(199)	—	—	(202)
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	—	(3)	(199)	—	—	(202)

Balance at December 31, 2007	—	(3)	(199)	—	—	(202)

Before tax amount	—	3	199	—	—	202
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	—	3	199	—	—	202

Balance at October 29, 2008	—	—	—	—	—	—

Successor; Post-Merger
Balance at October 30, 2008	—	—	—	—	—	—

Before tax amount	—	(199)	(1,433)	—	(7)	(1,639)
Tax Effect	—	—	—	—	—	—
Net-of-tax amount	—	(199)	(1,433)	—	(7)	(1,639)

Balance at December 31, 2008	$—	$(199)	$(1,433)	$—	$(7)	$(1,639)

Note 14 — Income Taxes

Income tax expense (benefit) consisted of the following:

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Current:
Federal	$(1)	$1	$—	$—	$—
Foreign	—	4	2	1	8
State	—	1	—	—	—
	(1)	6	2	1	8
Deferred:
Federal	—	(202)	208	(3)	(37)
Foreign	—	—	(1)	—	—
State	—	(15)	15	—	—
	—	(217)	222	(3)	(37)
Total income tax expense (benefit)	$(1)	$(211)	$224	$(2)	$(29)

Reconciliations of the statutory rate to the Company’s income tax expense (benefit) were as follows:

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Statutory rate applied to income (loss) before income taxes	$(189)	$(1,985)	$198	$612	$(1,003)
Add (deduct):
State income tax expense (benefit) net of federal benefit	(9)	(35)	10	28	(45)
Non-deductible expenses	3	1,224	15	25	23
Adjustment to valuation allowance and other income tax accruals	195	582	—	(665)	1,023
Other	(1)	3	1	(2)	(27)
Total income tax expense (benefit)	$(1)	$(211)	$224	$(2)	$(29)

The Company accounts for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets recorded beginning in the first quarter 2003.  The Company continues to maintain a valuation allowance against its net deferred tax assets, exclusive of indefinite-lived deferred tax liabilities, due to the uncertainty regarding the ultimate realization of those assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

	Post-Merger	Pre-Merger
	Successor	Successor
(In millions)	2008	2007
Deferred tax liabilities:
Accounting basis of property and equipment in excess of tax basis	$1,796	$1,710
Accounting basis of indefinite-lived intangible assets in excess of tax basis	963	1,424
Accounting basis of definite-lived intangible assets in excess of tax basis	1	437
Accounting basis of long-term debt in excess of tax basis	627	—
Other	27	17
Total deferred tax liabilities	3,414	3,588
Deferred tax assets:
Expenses not yet deducted for tax purposes	378	185
Reorganization charges not yet deducted for tax purposes	516	869
Pension and postretirement benefits	2,027	1,395
Deferred revenue	750	718
Net operating loss carryforward	1,946	1,316
Alternative minimum tax credit carryforward	137	137
Other	270	53
Total deferred tax assets	6,024	4,673
Valuation allowance for deferred tax assets	(3,573)	(2,216)
Net deferred tax assets	2,451	2,457
Net deferred tax liability	$963	$1,131

The following table shows the current and noncurrent deferred tax assets (liabilities), recorded on our Consolidated Balance Sheets at December 31:

	Post-Merger	Pre-Merger
	Successor	Successor
	2008	2007
Current deferred tax asset, net	$131	$72
Noncurrent deferred tax liabilities, net	(1,094)	(1,203)
Total deferred tax liabilities, net	$(963)	$(1,131)

The current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not based on a component of our balance sheet, such as our net operating loss (“NOL”) carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

At December 31, 2008, the Company has certain federal deferred tax assets available for use in the regular tax system and the alternative minimum tax (“AMT”) system.  The deferred tax assets available in the regular tax system include:  NOL carryforwards of $5.3 billion, AMT credits of $137 million, general business tax credits of $5 million and foreign tax credits of $23 million.  The deferred tax assets available in the AMT system are:  NOL carryforwards of $5.8 billion and foreign tax credits of $20 million.  AMT credits available in the regular tax system have an unlimited carryforward period and all other deferred tax assets in both systems are available for years beyond 2008, expiring in 2009 through 2027.

The Company also has the following deferred tax assets available at December 31, 2008, for use in certain states:  NOL carryforwards with a tax benefit value of approximately $149 million are available for years beyond 2008, expiring in 2009 through 2027, and state job tax credits of $7 million are available for years beyond 2008, expiring in 2009 through 2011.

With the adoption of fresh-start reporting, a valuation allowance of $2.4 billion was recorded.   As a result of purchase accounting based on the Merger, the valuation allowance was adjusted to $2.7 billion.  Beginning January 1, 2009, pursuant to SFAS No. 141(R), any reduction in this valuation allowance will be reflected through the income tax provision.

An ownership change under Internal Revenue Code Section 382 occurred in connection with the Company’s bankruptcy Plan of Reorganization.  However, the Company does not believe that such change has any material impact on the Company’s ability to use its NOL carryforwards and other tax attributes.  A second ownership change under Internal Revenue Code Section 382 occurred in connection with the Merger.  The Company does not believe that such change has any material impact on the Company’s ability to use its NOL carryforwards and other tax attributes.

In June 2006, the FASB issued FIN 48, which clarifies SFAS No. 109.  FIN 48 prescribes a consistent recognition threshold and criteria for measurement of uncertain tax positions for financial statement purposes.  FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is “more likely than not” the tax position will be ultimately sustained. The Company adopted FIN 48 on January 1, 2007.  As of December 31, 2008, the Company had no unrecognized tax benefits.  During the quarter ended December 31, 2008, the Company decreased its reserve for unrecognized tax benefits by approximately $3 million as a result of a resolution of a state tax controversy.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to
	December 31,	October 29,	December 31,	May 31,
(In millions)	2008	2008	2007	2007
Balance at beginning of period	$3	$3	$5	$5
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions of prior years	—	—	2	—
Reductions for tax positions of prior years	—	—	(2)	—
Settlements	(3)	—	(2)	—
Lapse of statute of limitations	—	—	—	—
Balance at end of period	$—	$3	$3	$5

Open tax years for federal and state income tax purposes are 2002 and 2004 through 2008.

The Company had no accrued interest or penalties at December 31, 2008.  If the Company did record accrued interest or penalties they would be recorded in interest expense and operating expense, respectively.  Prior to the Closing Date the Company recorded interest and penalties in income tax expense.  As of the Closing Date the Company has conformed to Delta’s policy of recording interest and penalties in interest expense and operating expense.

Note 15 — Commitments

The Company’s firm orders for seven new aircraft to be operated by Northwest consist of scheduled deliveries for two Airbus A320 aircraft in 2012 and five Airbus A319 aircraft from 2013 through 2014.

Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $63.3 million in 2009, $27.1 million in 2010, $20.8 million in 2011, $112.8 million in 2012, $90.2 million in 2013 and $128.4 million in 2014.  Consistent with prior practice, the Company intends to finance its aircraft deliveries through a combination of internally generated funds, debt and long-term lease financings.  Financing commitments or cancellation rights are available to the Company for all aircraft on firm order.  Under these financing commitments, third parties have agreed to finance, on a long-term secured basis, a substantial portion of the purchase price of the covered aircraft.  The Company has excluded from the committed expenditures above its order for 18 787-8 aircraft.  The Boeing Company (“Boeing”) has informed the Company that Boeing will be unable to meet the contractual delivery schedule for these aircraft.  The Company is in discussions with Boeing regarding this situation.

Note 16 — Contingencies

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

War Risk Insurance.  Following the events of September 11, 2001, commercial aviation insurers materially curtailed war risk coverage and increased insurance premiums. Subsequently, the FAA was mandated to offer U.S. airlines war risk insurance. The coverage was recently extended to March 31, 2009, from its previous expiration of December 31, 2008 and the Secretary of Transportation has the discretion to extend coverage through May 31, 2009. While the government may again extend the period that it provides war risk coverage, there is no assurance that this will occur, or if it does, how long the extension will last, what will be included in the coverage, or at what cost the coverage will be provided. Commercial war risk insurance in amounts and scope adequate for our operations is not currently available at reasonable prices. Should the U.S. government stop providing war risk insurance in its current form to the U.S. airline industry, it is expected that the premiums charged by commercial aviation insurers for this coverage, if available at all, would be higher than the premium currently charged by the government and the coverage materially more restrictive. Commercial aviation insurers could further increase insurance premiums and reduce or cancel coverage in the event of a new terrorist attack or other events adversely affecting the airline industry. Significant increases in insurance premiums could negatively impact our financial condition and results of operations. If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

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

        The Company obtains letters of credit (“LOCs”) from commercial banks in favor of various parties to secure obligations of the Company to such parties. As of December 31, 2008, the total outstanding amount of these LOCs was $93.0 million (excluding an additional $128.8 million of LOCs that were fully secured by the Company’s pledge of cash collateral). The obligations of the Company with respect to this $93.0 million of LOCs, together with certain other obligations of the Company, are secured by the Company’s routes, certain aircraft and cash collateral.

Note 17 — Pension and Other Postretirement Health Care Benefits

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

Northwest also sponsors various contributory medical and dental benefit plans covering certain eligible retirees and their dependents.  The expected future cost of providing such postretirement benefits is accrued over the service lives of active employees.  Retired employees are not offered Company-paid medical and dental benefits after age 64, with the exception of certain employees who retired prior to 1987 and receive lifetime Company subsidized medical and non-subsidized dental benefits.  Prior to age 65, the retiree share of the cost of medical and dental coverage is based on a combination of years of service and age at retirement.  Medical and dental benefit plans are unfunded and costs are paid as incurred.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) which amends SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. The Company historically had and continues to utilize a fiscal year-end measurement date.  SFAS No. 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 increased the Company’s long-term pension and other postretirement benefit liabilities, as well as the Predecessor Company’s equity deficit by $224 million as of December 31, 2006. SFAS No. 158 does not affect the results of operations.

Northwest’s 2008 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans were approximately $139 million. Northwest’s 2009 calendar year contributions to its frozen defined benefit plans under the provisions of the 2006 Pension Act and the replacement plans will approximate $134 million.

The following is a reconciliation of the beginning and ending balances of the benefit obligations, the fair value of plan assets, and the funded status:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$9,170	$9,373	$760	$898
Service cost	19	45	23	23
Interest cost	565	553	46	49
Plan amendments	—	—	(52)	(119)
Actuarial loss and other	(427)	(299)	(161)	(27)
Benefits paid	(520)	(502)	(41)	(64)
Benefit obligations at end of period	8,807	9,170	575	760

Change in plan assets:
Fair value of plan assets at beginning of year	6,304	6,278	4	5
Actual return on plan assets and other	(1,959)	449	—	—
Employer contributions	64	79	41	63
Benefits paid	(520)	(502)	(42)	(64)
Fair value of plan assets at end of period	3,889	6,304	3	4

Funded status at end of period - net underfunded	$(4,918)	$(2,866)	$(572)	$(756)

The accumulated benefit obligations for all defined benefit pension plans were $8.8 billion and $9.1 billion at December 31, 2008 and 2007, respectively.  The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Post-Merger	Pre-Merger
	Successor	Successor
(In millions)	2008	2007
Projected benefit obligations	$8,796	$9,143
Accumulated benefit obligations	8,769	9,123
Fair value of plan assets	3,879	6,273

Amounts recognized in the statement of financial position as of December 31 consist of:

	Pension Benefits			Other Benefits
	Post-Merger		Pre-Merger	Post-Merger	Pre-Merger
	Successor		Successor	Successor	Successor
(In millions)	2008		2007	2008	2007
Assets
Noncurrent assets	$—		$3	$—	$—
Total assets	$—		$3	$—	$—

Liabilities
Current liability		$(28)	$(27)	$(40)	$(43)
Noncurrent liability	(4,890)		(2,842)	(532)	(713)
Total liabilities	$(4,918)		$(2,869)	$(572)	$(756)

Accumulated other comprehensive loss (income), pre-tax
Net loss (gain)	$1,356	(1)	$199	$73	$8
Prior service cost (credit)	—		—	—	—
Total other comprehensive income	$1,356		$199	$73	$8

(1)          The Company remeasured the benefit obligation at October 29, 2008 for purchase accounting at a weighted average discount rate of 7.82%.  The December 31, 2008 year-end valuation was measured at a weighted average discount rate of 6.44% thus driving the majority of the $1.4 billion in accumulated other compressive loss.

Weighted-average assumptions used to determine benefit obligations for pension and other benefits at December 31:

	Pension Benefits		Other Benefits
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
	Successor	Successor	Successor	Successor
(In millions)	2008	2007	2008	2007
Discount rate	6.44%	6.31%	6.50%	6.24%
Rate of future compensation increase (1)	3.50%	3.50%	n/a	n/a

(1)          Not applicable to frozen plans.

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits	Pension Benefits
	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Defined benefit plan costs
Service cost	$1	$18	$26	$19	$116
Interest cost	95	470	328	225	533
Expected return on plan assets	(57)	(467)	(337)	(207)	(484)
Amortization of prior service cost	—	—	—	—	30
Recognized net actuarial loss and other events	2	1	—	18	87
Net periodic benefit cost	41	22	17	55	282

Defined contribution plan costs	19	90	41	23	53

Total benefit cost	$60	$112	$58	$78	$335

	Other Benefits	Other Benefits
	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Defined benefit plan costs
Service cost	$2	$21	$13	$10	$30
Interest cost	6	40	27	22	59
Expected return on plan assets	—	—	—	—	—
Amortization of prior service cost	—	—	—	(15)	(21)
Recognized net actuarial loss and other events	—	—	—	16	38
Net periodic benefit cost	8	61	40	33	106

Defined contribution plan costs	—	—	—	—	—

Total benefit cost	$8	$61	$40	$33	$106

Related to the freezing of Northwest’s defined benefit plans covering domestic employees in 2006, Northwest recorded net pension curtailment charges of $283 million as a component of reorganization expense.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009:

	Pension	Other
(In millions)	Benefits	Benefits
Net loss (gain)	$18	$1

Weighted-average assumptions used to determine net periodic pension and other benefit costs for the periods ended December 31:

	Pension Benefits		Other Benefits
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
	Successor	Successor	Successor	Successor
	2008	2007	2008	2007
Discount rate (1)	7.82%	6.17%	8.00%	6.17%
Expected long-term return on plan assets	8.75%	9.00%	5.00%	5.00%
Rate of future compensation increase (2)	3.50%	3.50%	n/a	n/a

(1)        The discount rates used for the period from January 2008 through October 2008 for Pension Benefits and Other Benefits were 6.31% and 6.24%, respectively.

(2)        Not applicable to frozen plans.

The Company has adopted and implemented an investment policy for the defined benefit pension plans that incorporates a strategic asset allocation mix designed to best meet the Company’s long-term pension obligations.  This asset allocation policy mix is reviewed every 2-3 years and, on a regular basis, actual allocations are rebalanced toward the prevailing targets.  The following table summarizes actual allocations as of December 31, 2008 and 2007:

		Plan Assets
		Post-Merger	Pre-Merger
		Successor	Successor
Asset Category	Target	2008	2007
Domestic stocks	35.0%	36.5%	42.7%
International stocks	25.0%	23.3%	27.1%
Private markets	10.0%	17.0%	9.0%
Long-duration bonds	15.0%	17.6%	15.7%
High yield bonds	5.0%	5.2%	5.1%
Cash	0.0%	0.4%	0.0%
Real estate	10.0%	0.0%	0.4%
Total	100.0%	100.0%	100.0%

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

The Company reviews its rate of return on plan asset assumptions annually.  These assumptions are largely based on the asset category rate-of-return assumptions developed annually with the Company’s pension investment advisors.  The advisors’ asset category return assumptions are based in part on a review of historical asset returns, but also emphasize current market conditions to develop estimates of future risk and return.  Current market conditions include the yield-to-maturity and credit spreads on a broad bond market benchmark in the case of fixed income asset classes, and current prices as well as earnings and dividend growth rates in the case of equity asset classes.  The assumptions are also adjusted to account for the value of active management the funds have provided historically.  The Company’s expected long-term rate of return is based on target asset allocations of 35% domestic equities with an expected rate of return of 9.75%; 25% international equities with an expected rate of return of 9.95%; 10% private markets with an expected rate of return of 12.80%; 15% long-duration bonds with an expected rate of return of 6.25%; 5% high yield bonds with an expected rate of return of 9.75%; and 10% real estate equities with an expected rate of return of 8.75%.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009.  The rate was assumed to decrease 0.5% per year reaching 5.0% in 2015 and remain at that level thereafter.  Assumed health care cost trend rates have a significant impact on the amounts reported under other benefits, above, for the health care plans.

A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components (1)	$0.8	$(0.7)
Effect on accumulated postretirement benefit obligations	44.1	(39.0)

(1)          Effect on total of service and interest cost components for the period November through December 2008.

The future benefit payments expected to be made by the pension and other postretirement benefit plans are shown below:

		Employer
		Provided Other
	Pension	Postretirement
(In millions)	Benefits	Benefits
2009	$514	$44
2010	512	45
2011	523	45
2012	540	44
2013	560	43
Years 2014-2018	3,133	236

Note 18 — Risk Management

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

Foreign Currency.  The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese yen (“yen”).  In 2008, the Company’s yen-denominated net cash inflow was approximately 79.3 billion yen ($732 million).

The Company uses forward contracts, collars or put options to hedge a portion of its anticipated yen-denominated sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations in yen-denominated sales.  As of December 31, 2008, the Company had hedged approximately 32.1% of its anticipated 2009 yen-denominated sales.  The 2009 yen hedges consist of forward contracts which hedge approximately 25.7% of yen-denominated sales at an average rate of 100.1 yen per U.S. dollar and collar options which hedge approximately 6.4% of yen-denominated sales with a rate range between 99.5 and 103.5 yen per U.S. dollar.  As of December 31, 2008, a pre-tax unrealized loss of approximately $22 million was outstanding in Accumulated other comprehensive income associated with the yen hedge contracts.  Hedging gains or losses are recorded in revenue when transportation is provided.  The yen financial instruments utilized to hedge yen-denominated cash flows resulted in a realized loss of $29.1 million in 2008.  As a result of not having any yen hedges in place in 2007, the Company did not realize a gain or loss.

As of December 31, 2008, the Company had no outstanding hedges for any of its 2009 anticipated Canadian dollar denominated sales. The Canadian dollar financial instruments utilized to hedge Canadian dollar-denominated cash flows in 2008 resulted in a realized gain of $22.7 million.

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

As of December 31, 2008, the Company had economically hedged the price of approximately 22% of its projected fuel requirements for 2009, through a combination of collars, three-way collars and swap agreements.  All of the Company’s existing fuel derivative contracts will expire on or before December 31, 2009.

The crude oil collars, which hedge the price of approximately 9% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a crude oil equivalent price of $110.25 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $88.28 per barrel.  The three-way crude oil collars, which hedge the price of approximately 8% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a crude oil equivalent price of $132.02 per barrel and capped, on average, at $157.99 per barrel, and payment obligations beginning, on average, with a crude oil equivalent price of $114.01 per barrel.  The three-way heating oil collars, which hedge the price of approximately 1% of the Company’s projected fuel requirements for 2009, provide upside protection beginning, on average, with a heating oil equivalent price of $174.30 per barrel and are capped, on average, at $205.13 per barrel, and payment obligations beginning, on average, with a heating oil equivalent price of $143.47 per barrel.  The crude oil swaps hedge approximately 1% of the Company’s projected 2009 fuel requirements and provide upside protection at an average crude oil equivalent price of $100.35 per barrel.  The 2009 jet fuel swap agreements hedge approximately 3% of the Company’s projected 2009 fuel requirements and provide upside protection at a jet fuel equivalent price of $160.94 per barrel and are capped, on average, at $199.50 per barrel.

In December 2008, the Company entered into three-way crude oil collar contracts which completely offset existing third and fourth quarter 2009 three-way crude oil collar contracts.  The Company paid $67.4 million for these offsetting contracts, effectively settling the existing third and fourth quarter contracts which had previously hedged approximately 3% of the Company’s projected 2009 fuel requirements.

In accordance with SFAS No. 133, we record the fair value of our fuel hedge contracts on our Consolidated Balance Sheets.  Prior to the Merger, the Company had no fuel derivative contracts outstanding that were designated for special hedge accounting treatment under SFAS No. 133, and therefore had no related unrealized gains (losses) in Accumulated other comprehensive income.  On the Closing Date, certain existing fuel derivative contracts were designated as cash flow hedges which qualify for special hedge accounting treatment.  As a result, pre-tax unrealized losses on the designated fuel hedge contracts totaling approximately $71 million were deferred in Accumulated other comprehensive income between the Closing date and December 31, 2008.   Any losses related to these balances will be realized in aircraft fuel expense when the anticipated aircraft fuel purchases being hedged and the related contracts are settled.

We believe these designated fuel hedge contracts will be highly effective during the remainder of their term in offsetting changes in cash flow attributable to the hedged risk.  We perform both a prospective and retrospective assessment to this effect at least quarterly, including assessing the possibility of a counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in fair value of the hedge to other income (expense) on our Consolidated Statements of Operations rather than deferring such amounts in Accumulated other comprehensive income on our Consolidated Balance Sheets.

Prior to the Merger and for those fuel derivative contracts that did not qualify or were not designated for special hedge accounting treatment after the Merger, the Company records any changes in the contracts’ values as mark-to-market adjustments through the Consolidated Statement of Operations on a monthly basis.  During 2008, the Company recognized $752.0 million of fuel derivative net losses as increases in fuel expense, including $383.5 million of unrealized losses related to fuel derivative contracts that will settle in 2009.  Effective on the Closing, Date the Company discontinued allocating mark-to-market adjustments to regional carrier expense for fuel consumed by our non-consolidated Airlink partners to conform with Delta’s accounting policies.  Prior to the Merger, the Company recognized $48.3 million of fuel derivative net losses as increases in Regional carrier expenses, including $26.2 million of unrealized losses related to fuel derivative contracts that will settle in 2009.  During 2007, the Company recognized $112.9 million of fuel derivative net gains as reductions in fuel expense, including $18.7 million of unrealized gains related to fuel derivative contracts that settled in 2008.  Effective June 2007, the Company began allocating mark-to-market adjustments to Regional carrier expenses for fuel consumed by our non-consolidated Airlink partners.  For the seven months ended December 31, 2007, the Company recognized $10.6 million of fuel derivative net gains as reductions in Regional carrier expenses, including $1.7 million of unrealized gains related to fuel derivative contracts that settled in 2008.  During 2006, the Company recognized $39.3 million of fuel derivative net losses as additional fuel expense, including $2.7 million of unrealized losses related to fuel derivative contracts that settled in 2007.

In accordance with our fuel hedge agreements, counterparties may require us to fund the margin associated with our loss position on these contracts.  The amount of the margin, if any, is periodically adjusted based on the fair value of the underlying fuel hedge contracts.  We do not offset margin amounts funded to counterparties against the fair value of the obligations recorded for our fuel hedge contracts.

The cash margin we provide to counterparties is recorded in Hedge margin receivable or Restricted cash, as appropriate, on our Consolidated Balance Sheets.  All cash flows associated with purchasing and selling fuel hedge contracts are classified as operating cash flows on our Consolidated Statements of Cash Flows.  As of December 31, 2008, payments classified as Hedge margin receivable on the Consolidated Balance Sheet totaled $526 million.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments.  During June 2006, the Company entered into individual interest rate cap hedges related to three floating rate debt instruments; these interest rate cap hedges had a total cumulative notional amount of $371 million as of December 31, 2008.  During February 2008, the Company entered into individual interest rate swap hedges related to two floating rate debt instruments.  Additionally, during October 2008, the Company entered into ten interest rate swap hedges related to ten floating debt instruments.  The interest rate swap hedges had a total cumulative notional amount as of December 31, 2008 of $1.4 billion.  The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap and swap hedges corresponds exactly with the maturity dates of the designated debt instruments. As of December 31, 2008, the Company has recorded approximately $95 million of unrealized pre-tax losses in Accumulated other comprehensive income associated with these hedges.

Note 19 — Related Party Transactions

Delta Air Lines, Inc.  On October 29, 2008, the Company completed its Merger. Subsequent to the Merger, the Company entered into a $300 million intercompany credit facility with Delta (“Delta Credit Facility”).  The Delta Credit Facility currently matures on December 21, 2009 and bears interest at the rate of 1.78% per annum.  Interest on unpaid principal is paid quarterly. As of December 31, 2008, the Company had receivables of $42.5 million from Delta and payables of $227.3 million to Delta for a net payable position of $184.8 million.  Included in the $227.3 million of payables to Delta was $200 million which was drawn on the Delta Credit Facility and classified in Due to parent company on the Consolidated Balance Sheets as of December 31, 2008.  The Company drew the remaining $100 million available under the Delta Credit Facility on February 3, 2009.  On February 4, 2009, the Company amended the size of the Delta Credit Facility from $300 million to $750 million and drew an additional $200 million made available by the amendment.  The following is a summary of the changes in the net payable position with Delta for the period from October 30 to December 31, 2008:

Post-Merger
Successor
Period From
October 30 to
December 31,
(In millions)	2008
Balance at beginning of period	$—
Net cash remitted to (received from) parent	(227.3)
Net intercompany (purchases) sales	42.5
Balance at end of period	$(184.8)

Pinnacle.  On November 29, 2007, the Company entered into a stock redemption agreement with Pinnacle, pursuant to which Pinnacle repurchased the Company’s 11.4% equity interest in Pinnacle common stock for $32.9 million.  The Company recorded a loss on the sale of common stock of $14.2 million in the fourth quarter 2007. In January 2008, the Company sold the Preferred Series A share it held in Pinnacle for proceeds of $20 million. The Company no longer holds any equity interests in Pinnacle as a result of the common and preferred stock sales.

Northwest and Pinnacle have entered into an airline services agreement, under which Northwest determines Pinnacle’s commuter aircraft scheduling.  The agreement is structured as a capacity purchase agreement whereby Northwest pays Pinnacle to operate the flights on Northwest’s behalf and Northwest is entitled to all revenues associated with those flights.  Under this agreement, Northwest paid $490 million, $533 million, and $596 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company had payables of $20 million and $22 million to Pinnacle as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company has leased 124 CRJ200 aircraft, which are in turn subleased to Pinnacle.  As part of its overall restructuring efforts, the Company evaluated its airline services agreements with its regional carriers, initiated a request for proposal from its existing and other regional carrier operators, and obtained Bankruptcy Court approval of the Amended Pinnacle ASA between the Company and Pinnacle on January 11, 2007.

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

Note 20 — Geographic Regions

The Company is managed as one cohesive business unit, of which revenues are derived primarily from the commercial transportation of passengers and cargo.  Operating revenues from flight segments serving a foreign destination are classified into the Pacific or Atlantic regions, as appropriate.  The following table shows the operating revenues for each region:

	Post-Merger	Pre-Merger
	Successor	Successor		Predecessor
	Period From	Period From	Period From	Period From
	October 30 to	January 1 to	June 1 to	January 1 to	Year Ended
	December 31,	October 29,	December 31,	May 31,	December 31,
(In millions)	2008	2008	2007	2007	2006
Domestic	$1,326	$7,466	$4,925	$3,347	$8,561
Pacific, principally Japan	449	2,420	1,683	1,063	2,711
Atlantic	247	1,664	996	514	1,296
Total operating revenues	$2,022	$11,550	$7,604	$4,924	$12,568

The Company’s tangible assets consist primarily of flight equipment, which are utilized across geographic markets and therefore have not been allocated.

Note 21 — Quarterly Financial Data (Unaudited)

Unaudited quarterly results of operations are summarized below:

	Pre-Merger				Post-Merger
	Successor				Successor
				Period From	Period From
				October 1 to	October 30 to
(In millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	October 29	December 31
2008:
Operating revenues	$3,127	$3,576	$3,798	$1,049	$2,022
Operating income (loss)	(4,053)	(300)	(216)	(586)	(405)
Net income (loss)	$(4,139)	$(377)	$(317)	$(629)	$(539)

Basic and diluted earnings (loss) per common share	$(15.78)	$(1.43)	$(1.20)	$(2.37)

	Pre-Merger
	Predecessor		Successor
		Period From	Period From
		April 1 to	June 1 to
	1st Quarter	May 31	June 30	3rd Quarter	4th Quarter
2007:
Operating revenues	$2,873	$2,051	$1,130	$3,378	$3,096
Operating income (loss)	201	162	195	459	87
Net income (loss)	$(292)	$2,043	$106	$244	$(8)

Basic earnings (loss) per common share	$(3.34)	$23.37	$0.41	$0.93	$(0.03)

Diluted earnings (loss) per common share	$(3.34)	$16.87	$0.41	$0.93	$(0.03)

	Pre-Merger
	Predecessor
2006:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$2,890	$3,291	$3,407	$2,980
Operating income (loss)	(15)	295	366	94
Net income (loss)	$(1,104)	$(285)	$(1,179)	$(267)

Basic and diluted earnings (loss) per common share	$(12.65)	$(3.27)	$(13.50)	$(3.06)

Unaudited quarterly net income (loss) in the table above includes the following unusual items:

	Pre-Merger				Post-Merger
	Successor				Successor
				Period From	Period From
				October 1 to	October 30 to
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	October 29	December 31
2008:
Goodwill and other indefinite-lived intangibles impairment	$(3,917)	$76	$—	$—	$—
Merger related expenses	—	—	—	(224)	(333)
Impact on net income (loss) from unusual items	$(3,917)	$76	$—	$(224)	$(333)

	Pre-Merger
	Predecessor		Successor
		Period From	Period From
		April 1 to	June 1 to
	1st Quarter	May 31	June 30	3rd Quarter	4th Quarter
2007:
Gain (loss) on sale of assets	$—	$—	$—	$—	$(14)
Reorganization items	(393)	1,944	—	—	—
Impact on net income (loss) from unusual items	$(393)	$1,944	$—	$—	$(14)

	Pre-Merger
	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Severance expenses	$—	$—	$—	$(23)
Reorganization items	(975)	(464)	(1,431)	(295)
Impact on net income (loss) from unusual items	$(975)	$(464)	$(1,431)	$(318)

Note 22 — Subsequent Events (Unaudited)

In December 2008, we announced two additional voluntary workforce reduction programs for U.S. non-pilot employees to align staffing with planned capacity reductions.  Approximately 18,000 employees were eligible for these programs by notifying us of their decision to participate in the period which began in January 2009 and ended in February 2009 (the “Election Period”).  We did not record any charge for these programs at December 31, 2008, because we could not reasonably estimate on that date who would elect to participate in the programs.  During the Election Period, approximately 1,500 employees decided to participate.  Accordingly, we expect to record $30 million to $40 million in restructuring charges during the March 2009 quarter for these programs.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — As of December 31, 2008, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles.  Management performed an evaluation under the supervision and with the participation of the President and Chief Executive Officer and Vice President and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation and those criteria, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.  The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.  This report appears on page 70.

Changes in Internal Control — There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Northwest Airlines Corporation

We have audited Northwest Airlines Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Northwest Airlines Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northwest Airlines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northwest Airlines Corporation as of December 31, 2008 (Post-merger Successor) and as of December 31, 2007 (Pre-merger Successor), and the related consolidated statements of operations, common stockholders’ equity (deficit), and cash flows for the period from October 30, 2008 to December 31, 2008 (Post-merger Successor), the period from January 1, 2008 to October 29, 2008 (Pre-merger Successor), the seven months ended December 31, 2007 (Pre-merger Successor), the 5 months ended May 31, 2007 (Pre-merger Predecessor), and for the year ended December 31, 2006 (Pre-merger Predecessor). Our report dated March 2, 2009 expressed an unqualified opinion.

Minneapolis, Minnesota
March 2, 2009

Item 9B.  OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by Ernst & Young for services rendered during 2008 and 2007 were as follows:

Audit Fees.  Fees for audit services totaled approximately $3,954,000 in 2008 and approximately $4,704,000 in 2007, including fees associated with the annual audit of the financial statements, audit of internal controls over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, services in connection with regulatory filings, accounting consultations, and other audits required by regulation or contract.

Audit-Related Fees.  Fees for audit-related services totaled approximately $338,000 in 2008 and approximately $243,000 in 2007. Audit-related services principally include audits of the Company’s employee benefit plans and due diligence procedures on potential mergers.

Tax Fees.  Fees for tax services, including tax compliance, tax advice and tax planning including expatriate tax services, totaled approximately $367,000 in 2008 and approximately $236,000 in 2007.

All Other Fees.  Fees for all other services totaled $2,000 in 2008 and $1,500 in 2007 for a subscription to online technical resources.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)(1)   Financial Statements.  The following is an index of the financial statements, related notes, independent auditor’s report and supplementary data that are included in this Report.

Page

Consolidated Balance Sheets—December 31, 2008 and December 31, 2007	17-18

Consolidated Statements of Operations—For the period from October 30 to December 31, 2008, the period from January 1 to October 29, 2008, the period from June 1 to December 31, 2007, the period from January 1 to May 31, 2007, and for the year ended December 31, 2006	19

Consolidated Statements of Cash Flows—For the period from October 30 to December 31, 2008, the period from January 1 to October 29, 2008, the period from June 1 to December 31, 2007, the period from January 1 to May 31, 2007, and for the year ended December 31, 2006	20

Consolidated Statements of Common Stockholders’ Equity (Deficit)—For the period from October 30 to December 31, 2008, the period from January 1 to October 29, 2008, the period from June 1 to December 31, 2007, the period from January 1 to May 31, 2007, and for the year ended December 31, 2006

21-22

Notes to Consolidated Financial Statements	23

15(a)(2)  Financial Statement Schedules. The following is a list of the financial schedules that are included in this Report. Schedules not included have been omitted because they are not required or because the information is included in the consolidated financial statements or notes thereto.

Schedule II-Valuation of Qualifying Accounts and Reserves—For the period from October 30 to December 31, 2008, the period from January 1 to October 29, 2008, the period from June 1 to December 31, 2007, the period from January 1 to May 31, 2007, and for the year ended December 31, 2006

S-1

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

3.2	Amended and Restated Bylaws of Northwest Airlines Corporation (filed as Exhibit 3.2 to NWA Corp.’s Current Report on Form 8-K filed on October 31, 2008 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Northwest Airlines, Inc. (filed as Exhibit 3.3 to Northwest’s Registration Statement on Form S-3, File No. 33-74772, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Northwest Airlines, Inc. (filed as Exhibit 3.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

10.2

Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of January 1, 1999 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.4 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.3

Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of March 29, 2002 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.5 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.4

Second Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of November 15, 2004 between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.6 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.5

Third Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of May 9, 2007 by and between the Metropolitan Airports Commission and Northwest Airlines, Inc. (filed as Exhibit 10.7 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.6

A330 Financing Letter Agreement No. 1 dated as of December 21, 2000 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.19 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.7

Amendment No. 1 to the A330 Financing Letter Agreement No. 1 dated as of December 20, 2002 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.20 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

10.8

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

10.12

A330 Financing Letter Agreement dated as of January 24, 2006 between Northwest Airlines, Inc. and AVSA S.A.R.L. (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference; the Commission has granted confidential treatment for certain portions of this document).

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

10.15

Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, NWA Inc., Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.16

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

10.17

Second Amendment dated as of April 30, 2008 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.18

Third Amendment dated as of September 15, 2008 to the Super Priority Debtor in Possession and Exit Credit and Guarantee Agreement dated as of August 21, 2006 among Northwest Airlines Corporation, Northwest Airlines, Inc. and various lenders and agents (filed as Exhibit 99.1 to NWA Corp.’s Current Report on Form 8-K filed on September 17, 2008 and incorporated herein by reference).

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

10.21

Credit Agreement dated as of October 29, 2008 among Northwest Airlines, Inc., Northwest Airlines Corporation, certain subsidiaries of Northwest Airlines, Inc., various lenders and U.S. Bank National Association, as Administrative Agent.

10.22

First Amendment dated as of December 9, 2008 to the Credit Agreement dated as of October 29, 2008 among Northwest Airlines, Inc., Northwest Airlines Corporation, certain subsidiaries of Northwest Airlines, Inc., various lenders and U.S. Bank National Association, as Administrative Agent.

*10.23

Northwest Airlines, Inc. Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.28 to NWA Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

*10.24

First Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.3 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

*10.25

Third Amendment of Northwest Airlines Excess Pension Plan for Salaried Employees (2001 Restatement) (filed as Exhibit 10.1 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

*10.26	2007 Stock Incentive Plan (filed as Exhibit 99.2 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.27

Amendment No. 1 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.2 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

*10.28

Amendment No. 2 to the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.5 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

*10.29

Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 99.5 to NWA Corp.’s Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

*10.30

Amendment No. 1 to Form of Award Agreement for Non-Qualified Stock Options Granted to Employees under the Northwest Airlines Corporation 2007 Stock Incentive Plan (filed as Exhibit 10.7 to NWA Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

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

NORTHWEST AIRLINES CORPORATION

Dated: March 2, 2009	By	/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President - Finance and Chief Accounting Officer (principal accounting officer)

Each of the undersigned directors and officers of Northwest Airlines Corporation whose signature appears below hereby constitutes and appoints Edward H. Bastian, Terry W. Mackenthun and Anna M. Schaefer, and each of them individually, his or her true and lawful attorneys with full power of substitution and resubstitution, for such individual and in such individual’s name, place and stead, in any and all capacities, to act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto and to take any and all actions which may be necessary or appropriate in connection therewith, and each such individual hereby approves, ratifies and confirms all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ EDWARD H. BASTIAN	/s/ RICHARD B. HIRST
Edward H. Bastian	Richard B. Hirst
President and Chief Operating Officer (principal executive officer) and Director	Director

/s/ TERRY W. MACKENTHUN	/s/ PAUL A. JACOBSON
Terry W. Mackenthun	Paul A. Jacobson
Vice President & Chief Financial Officer (principal financial officer)	Director

/s/ ANNA M. SCHAEFER
Anna M. Schaefer
Vice President-Finance and Chief Accounting Officer (principal accounting officer)

NORTHWEST AIRLINES CORPORATION

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts		Deductions		End
Description	of Period	Expenses	— Describe		— Describe		of Period

Period from October 30, 2008 to December 31, 2008 - Post-Merger Successor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6	$1	$—		$1	(1)	$6
Accumulated allowance for depreciation of flight equipment spare parts	—	3	—		—		3

Period from January 1, 2008 to October 29, 2008 - Pre-Merger Successor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$4	$6	$—		$4	(1)	$6
Accumulated allowance for depreciation of flight equipment spare parts	10	16	—		26	(4)	—

Period from June 1, 2007 to December 31, 2007 - Pre-Merger Successor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6	$5	$—		$7	(1)	$4
Accumulated allowance for depreciation of flight equipment spare parts	—	10	1	(2)	1	(3)	10

Period from January 1, 2007 to May 31, 2007 - Pre-Merger Predecessor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$14	$3	$—		$11	(1)	$6
Accumulated allowance for depreciation of flight equipment spare parts	255	2	3	(2)	260	(3)	—

Year Ended December 31, 2006 - Pre-Merger Predecessor Company
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$12	$6	$—		$4	(1)	$14
Accumulated allowance for depreciation of flight equipment spare parts	243	11	4	(2)	3	(3)	255

(1)          Uncollectible accounts written off, net of recoveries

(2)          Interaccount transfers

(3)          Adjustments as required for the adoption of fresh-start reporting on June 1, 2007, dispositions and write-offs

(4)          Adjustments as required for the application of purchase accounting on October 29, 2008, dispositions and write-offs

S-1