Form 10-Q
period 2009-03-31
NORTHWEST AIRLINES CORP
filed 2009-04-24
CIK 1058033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

Note: The registrant is no longer subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is now a voluntary filer.

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

Yes  ☒     No ☐

The registrant is a wholly owned subsidiary of Delta Air Lines, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $0.01 per share.  As of April 20, 2009, there were 1,000 shares of the registrant’s Common Stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General Instruction H(2).

NORTHWEST AIRLINES CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Post-Merger	Pre-Merger
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Unaudited, in millions except per share amounts)	2009	2008
Operating Revenues
Passenger	$1,794	$2,302
Regional carrier revenues	443	406
Cargo	92	197
Other	269	229
Total operating revenues	2,598	3,134

Operating Expenses
Aircraft fuel and related taxes	586	1,115
Salaries and related costs	748	728
Contract carrier arrangements	190	264
Depreciation and amortization	127	148
Aircraft maintenance materials and outside repairs	155	209
Contracted services	222	206
Passenger commissions and other selling expenses	175	215
Landing fees and other rents	148	129
Passenger service	53	59
Aircraft rent	58	54
Goodwill and other indefinite-lived intangibles impairment	—	3,917
Restructuring and merger related	53	—
Other, net	103	143
Total operating expenses	2,618	7,187

Operating Income (Loss)	(20)	(4,053)

Other Income (Expense)
Interest expense	(173)	(114)
Investment income	4	36
Other, net	6	(8)
Total other income (expense)	(163)	(86)

Income (Loss) Before Income Taxes	(183)	(4,139)
Income tax expense (benefit)	—	—

Net Income (Loss)	$(183)	$(4,139)

Earnings (loss) per common share:
Basic and Diluted	N/A	$(15.78)

Average shares used in computation:
Basic and Diluted	N/A	262

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Post-Merger	Post-Merger
	March 31,	December 31,
(Unaudited, in millions except share data)	2009	2008

Assets

Current Assets
Cash and cash equivalents	$2,548	$2,068
Unrestricted short-term investments	16	49
Restricted cash, cash equivalents and short-term investments	168	196
Accounts receivable, less allowance (2009—$6, 2008—$6)	567	659
Hedge margin receivable	179	526
Expendable parts and supplies inventories, less allowance (2009—$8, 2008—$3)	153	152
Deferred income taxes	70	131
Prepaid expenses and other	276	232
Total current assets	3,977	4,013

Property and Equipment, Net	8,595	8,683

Other Assets
Goodwill	4,570	4,572
Identifiable intangibles, less accumulated amortization (2009—$18; 2008—$8)	2,684	2,694
Other noncurrent assets	184	236
Total other assets	7,438	7,502
Total Assets	$20,010	$20,198

Liabilities and Stockholder’s Equity

Current Liabilities
Current maturities of long-term debt and capital lease obligations	$1,141	$383
Air traffic liability	1,483	1,451
Frequent flyer deferred revenue	524	522
Accounts payable	843	903
Hedge derivatives liability	231	560
Accrued salaries and related benefits	456	455
Taxes payable	228	199
Due to parent company	550	200
Other accrued liabilities	139	113
Total current liabilities	5,595	4,786

Noncurrent Liabilities
Long-term debt and capital leases	4,492	5,382
Pension, postretirement and related benefits	5,544	5,476
Frequent flyer deferred revenue	1,477	1,500
Deferred income taxes, net	1,022	1,094
Other noncurrent liabilities	463	533
Total noncurrent liabilities	12,998	13,985

Common Stockholder’s Equity
Post-Merger Common stock, $0.01 par value; shares issued—1,000 at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	3,659	3,605
(Accumulated deficit) retained earnings	(722)	(539)
Accumulated other comprehensive (loss) income	(1,520)	(1,639)
Total stockholder’s equity	1,417	1,427
Total Liabilities and Stockholder’s Equity	$20,010	$20,198

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Merger	Pre-Merger
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Unaudited, in millions)	2009	2008

Net cash provided by (used in) operating activities	$261	$362

Cash Flows from Investing Activities
Capital expenditures	(29)	(366)
Decrease (increase) in unrestricted short-term investments	17	55
Decrease (increase) in restricted cash, cash equivalents and short-term investments	11	240
Proceeds from sale of property, equipment and other assets	72	1
Investment in affiliated companies	—	(213)
Proceeds from the sale of investment in affiliated companies	—	20
Net cash provided by (used in) investing activities	71	(263)

Cash Flows from Financing Activities
Proceeds from long-term debt	30	246
Payments of long-term debt and capital lease obligations	(232)	(96)
Proceeds from intercompany loan	350	—
Other, net	—	(1)
Net cash provided by (used in) financing activities	148	149

Increase (Decrease) in Cash and Cash Equivalents	480	248

Cash and cash equivalents at beginning of period	2,068	2,939
Cash and cash equivalents at end of period	$2,548	$3,187

Available to be borrowed under credit facilities	$700	$117

Cash and cash equivalents and unrestricted short-term investments at end of period	$2,564	$3,227

Supplemental Cash Flow Information:
Interest paid	$91	$114

See accompanying notes.

NORTHWEST AIRLINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The condensed consolidated financial statements of Northwest Airlines Corporation (“NWA Corp.”), the direct parent corporation of Northwest Airlines, Inc. (“Northwest”), include the accounts of NWA Corp. and all consolidated subsidiaries (collectively, the “Company”).  On October 29, 2008 (the “Closing Date”), Nautilus Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Delta Air Lines, Inc. (“Delta”), merged with and into NWA Corp. (the “Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 14, 2008 (the “Announcement Date”), among Delta, Merger Sub and NWA Corp. (the “Merger Agreement”).  As a result of the Merger, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”).

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

Unless otherwise indicated, the terms “we,” “us,” and “our” refer to NWA Corp. and all consolidated subsidiaries.  The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements, which are provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Northwest’s operations account for approximately 99% of the Company’s consolidated operating revenues and expenses.  Northwest is a major air carrier engaged principally in the commercial transportation of passengers and cargo.  Northwest’s global airline network includes domestic hubs at Detroit, Minneapolis/St. Paul and Memphis, an extensive Pacific route system with a hub in Tokyo, a transatlantic joint venture with KLM Royal Dutch Airlines (“KLM”), which operates through a hub in Amsterdam, a domestic and international alliance with Continental Airlines, Inc. (“Continental”) and Delta, membership in SkyTeam, a global airline alliance with KLM, Continental, Delta, Air France, Aeroflot, Alitalia, Aeromexico, China Southern, CSA Czech Airlines and Korean Air, exclusive marketing agreements with three domestic regional carriers, Pinnacle Airlines, Inc. (“Pinnacle”), Mesaba Aviation, Inc. (“Mesaba”), a wholly-owned subsidiary, and Compass Airlines, Inc. (“Compass”), a wholly-owned subsidiary, which currently operate as Delta Connection carriers and a cargo business that includes a dedicated fleet of freighter aircraft that operate through hubs in Anchorage and Tokyo.

Continental has provided written notice to the Company and Delta of its decision to terminate the three-way alliance agreement with the Company and Delta effective July 30, 2009.  Codesharing and certain other aspects of the relationship will continue until October 24, 2009, which is also the date of Continental’s planned exit from SkyTeam.

The Company has decided to discontinue its dedicated freighter fleet and remove the remaining Boeing 747F aircraft from service by December 31, 2009.  The Company performed an impairment test in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and determined that no material impairment currently exists related to these aircraft.

The Company maintains a Web site at http://www.nwa.com.  Information contained on the Company’s Web site is not incorporated into this quarterly report on Form 10-Q.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the SEC Web site at http://idea.sec.gov as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC.

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

Bankruptcy Claims Resolution Process.  On September 14, 2005 (the “Petition Date”), NWA Corp. and 12 of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, on September 30, 2005, NWA Aircraft Finance, Inc., an indirect subsidiary of NWA Corp., also filed a voluntary petition for relief under Chapter 11.  On May 18, 2007, the Bankruptcy Court entered an order approving and confirming the Debtors’ First Amended Joint and Consolidated Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan” or “Plan of Reorganization”).  The Plan became effective and the Debtors emerged from bankruptcy protection on May 31, 2007 (the “Effective Date”).  On the Effective Date, the Company implemented fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).

Pursuant to terms of the Plan of Reorganization, approximately 225.8 million shares of the Pre-Merger Company’s common stock will be issued to holders of allowed general unsecured claims and 8.6 million shares will be issued to holders who also held a guaranty claim from the Debtors.  Once a claim is allowed consistent with the claims resolution process as provided in the Plan, the claimant is entitled to a distribution of new common stock.  Pursuant to the terms of the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to Northwest’s Plan of Reorganization) was converted into and became exchangeable for 1.25 shares of Delta common stock.  Approximately 228.0 million shares of the Pre-Merger Company’s common stock (or 285.1 million Post-Merger shares of Delta common stock) have been issued and distributed through March 31, 2009, in respect of valid unsecured and guaranty claims.  In total, there are approximately 6.4 million remaining shares of the Pre-Merger Company’s new common stock (or 8.0 million Post-Merger shares of Delta common stock) held in reserve under the terms of the Plan of Reorganization.

The Company estimates that its unsecured claims to be allowed will not exceed $8.2 billion.  Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process.  However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Pre-Merger Company will receive, under the Plan of Reorganization, Delta common stock based on the pro-rata amount of Northwest shares held in reserve.  Secured claims were deemed unimpaired under the Plan and were satisfied upon either reinstatement of the obligations in the Pre-Merger Company, surrendering the collateral to the secured party, or by making full payment in cash.

Note 2 – Goodwill and Intangibles

The Company determined that the announced Merger on April 14, 2008 (the “Announcement Date”) was a triggering event under SFAS No. 142, requiring the Company to further evaluate the carrying value of its goodwill.  As a result of this evaluation, the Company recorded a net goodwill impairment charge of $3.2 billion during the first and second quarters of 2008 to reduce the book value of Northwest’s equity to its implied fair value as of the Announcement Date.  Based on the 5-day average closing price of Delta’s common stock around the Announcement Date, the right to receive 1.25 shares of Delta stock for each share of NWA Corp. common stock, and the projected number of NWA Corp.’s common shares to be converted into Delta common stock on the Closing Date, the implied fair value of NWA Corp.’s equity on the Announcement Date was $3.35 billion.  Additionally, Northwest recorded a net $1.1 billion of impairment charges in the second quarter of 2008 related to certain flight equipment, definite-lived and indefinite-lived intangible assets, investments in affiliated companies, and the related deferred tax effects.

The Company recorded a goodwill impairment charge of $3.9 billion for the quarter ended March 31, 2008.  Northwest finalized the impairment tests of goodwill and long-lived assets during the second quarter of 2008, resulting in an additional net charge of $547 million, which includes an adjustment of estimated goodwill from $2.2 billion to the implied fair value of goodwill of $2.9 billion. The adjustment to goodwill resulted in the reversal of $674 million of impairment expense recorded in the first quarter of 2008 which is classified as Goodwill and other indefinite-lived intangibles impairment expense.  Additionally, Northwest recorded $624 million in depreciation and amortization related to impairment of certain flight equipment and definite-lived intangibles, $598 million of impairment expense in goodwill and other indefinite-lived intangibles impairment expense related to indefinite-lived intangibles, $213 million in other non-operating expense related to other than temporary impairment on investments in affiliated companies and $214 million in income tax benefit related to the reversal of deferred tax liabilities related to certain of the indefinite-lived intangible assets.

Adjustments to goodwill during the three months ended March 31, 2009 are shown in the table below:

(In millions)
Balance as of beginning of period	$4,572
Adjustments related to property taxes	14
Adjustments related to deferred tax assets	(12)
Other	(4)
Balance as of end of period	$4,570

Note 3 – Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (1) Quoted prices in active markets for identical assets - Level 1, (2) Significant other observable inputs — Level 2, and (3) Significant unobservable inputs — Level 3.

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

Assets and liabilities itemized below were measured at fair value during the period using the market and income approaches:

	Post-Merger
	Assets
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March	Assets	Inputs	Inputs
(In millions)	31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,548	$2,548	N/A	N/A
Unrestricted short-term investments	16	N/A	N/A	16
Restricted cash, cash equivalents, and short-term investments	168	168	N/A	N/A
Long-term investments	55	N/A	N/A	55
Hedge derivatives asset - current	3	N/A	3	N/A
Hedge derivatives asset - long-term	10	N/A	10	—
Total	$2,800	$2,716	$13	$71

	Post-Merger
	Liabilities
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March	Assets	Inputs	Inputs
(In millions)	31, 2009	(Level 1)	(Level 2)	(Level 3)
Hedge derivatives liability - current	$168	N/A	$6	$162
Hedge derivatives liability - long-term	50	N/A	—	50
Total	$218	N/A	$6	$212

Valuation techniques for assets and liabilities within the level 3 hierarchy are based on the income approach using (1) a discounted cash flow model for the Reserve Primary Fund and auction rate securities, (2) an option pricing model for fuel hedge option contracts and (3) a market approach for interest rate cash flow hedges.

A reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs is presented in the table below:

	Post-Merger
	Assets		Liabilities
	Level 3		Level 3
	Unrestricted		Hedge
	Short-Term	Long-Term	Derivatives
(In millions)	Investments	Investments	Liability, Net
Balance as of January 1, 2009	$49	$38	$549
Purchases, sales, and settlements (net)	(16)	—	(289)
Unrealized loss (gain) recorded in AOCI	—	—	(48)
Transfer to long-term investments	(17)	17	—
Balance as of March 31, 2009	$16	$55	$212

Measured on a Non-Recurring Basis.  For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.   During the first quarter of 2009, the Company did not remeasure assets or liabilities at fair value on a non-recurring basis.

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

The Company also recorded a goodwill impairment charge in other operating expense to reduce the book value of Northwest’s equity to its implied fair value as of the Announcement Date.  The goodwill measurement described below was an estimate and was adjusted based on the completion of Step 2 of the goodwill impairment test during the second quarter of 2008, as described more fully in “Note 2 — Goodwill and Intangibles.”  The assets itemized below were measured at fair value on a non-recurring basis during the first quarter of 2008 using a market approach:

	Successor Assets
			Quoted Prices
			in Active	Significant
			Markets for	Other
			Identical	Observable	Total
	Month of	Fair Value	Assets	Inputs	Gains
(In millions)	Measurement	Measurement	(Level 1)	(Level 2)	(Losses)
Flight equipment spare parts	March 2008	$—	$—	$—	$(2)
Flight equipment, net	March 2008	4	—	4	(15)
Goodwill	March 2008	2,199	—	2,199	(3,917)
					$(3,934)

Note 4 — Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 on January 1, 2009.

Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates.  In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges.  In accordance with SFAS No. 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our Condensed Consolidated Balance Sheets and to recognize certain changes in the fair value of derivative instruments on our Condensed Consolidated Statements of Operations.

We believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk.  We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge to earnings.  As a result of our effectiveness assessment at March 31, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting under SFAS No. 133 will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

Cash flow hedges.  For derivative instruments that are designated and qualify as cash flow hedges under SFAS No. 133, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated other comprehensive (loss) income (“OCI”) and reclassified into earnings in the same period during which the hedged transaction affects earnings.  The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in Other income (expense) on our Condensed Consolidated Statements of Operations.  The following table summarizes the accounting treatment and classification of our cash flow hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Condensed Consolidated	Condensed Consolidated
		Balance Sheets	Statements of Operations
Derivative Instrument (1)	Hedged Risk	Effective Portion	Ineffective Portion
Designated under SFAS No. 133:
Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options	Volatility in jet fuel prices	Effective portion of hedge is recorded in Accumulated other comprehensive income	Excess, if any, over effective portion of hedge is recorded in Other income (expense)

Interest rate swaps and call options	Changes in interest rates	Entire hedge is recorded in Accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Foreign currency exchange rate fluctuations	Entire hedge is recorded in Accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not qualifying or not designated under SFAS No. 133:
Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, and three-way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in Aircraft fuel and related taxes expense

(1)     Ineffectiveness on fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

The following tables reflect the estimated fair value gain (loss) position of our hedge derivatives at March 31, 2009:

	Estimated Fair Value Gain (Loss)
			Accounts
	Prepaid	Other	Payable	Hedge	Other	Hedge
	Expenses	Noncurrent	and Other	Derivatives	Noncurrent	Margin
(In millions)	and Other	Assets	Liabilities	Liability	Liabilities	Receivable (1)
Fuel hedge swaps, collars and call options
Hedges designated under SFAS No. 133	$—	$—	$(36)	$(58)	$—
Undesignated hedges	63	—	(89)	(134)	—
Total fuel hedge swaps, collars and call options	$63	$—	$(125)	$(192)	$—

Interest rate swaps and caps designated as cash flow hedges	—	—	—	(33)	(50)

Foreign currency forwards and collars	3	10	—	(6)	—

Total hedge derivatives	$66	$10	$(125)	$(231)	$(50)	$179

(1)  Represents the margin postings associated with the open position of our fuel hedge derivative contracts and fuel hedge contract settlements payable.

Hedge Margin.  In accordance with our fuel hedge agreements, counterparties may require us to fund the margin associated with our loss position on these contracts.  The amount of the margin, if any, is periodically adjusted based on the fair value of the fuel hedge contracts.  The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk.  We do not offset margin funded to counterparties against fair value amounts recorded for our hedge contracts.

The fuel hedge margin we provide to counterparties is recorded in Hedge margin receivable on our Condensed Consolidated Balance Sheets.  All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flows.

Foreign Currency.  The Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses.  The Company’s largest exposure comes from the Japanese Yen and Canadian Dollar.  From time to time, the Company uses financial instruments such as forward contracts, collars, or put options to hedge its anticipated foreign currency sales.  The changes in market value of such instruments have historically been highly effective at offsetting exchange rate fluctuations.  Hedging gains or losses are recorded in Accumulated other comprehensive (loss) income until the associated transportation is provided, at which time they are recognized as an increase or decrease in revenue.

Counterparties to these financial instruments expose the Company to credit loss in the event of nonperformance, but the Company does not expect any of the counterparties to fail to meet their obligations.  The amount of such credit exposure is generally the unrealized gains, if any, in such contracts.  To manage credit risks, the Company selects counterparties based on credit ratings, limits exposure to any single counterparty and monitors the market position with each counterparty.  It is the Company’s practice to participate in foreign currency hedging transactions with a maximum span of 36 months.

As of March 31, 2009, our open foreign currency hedge positions for the years ending December 31, 2009 through 2011 were as follows:

	Remainder				Contract Fair Value (USD)
(In millions)	of 2009	2010	2011	Total	Assets	Liabilities	Total
Amount of Yen denominated sales hedged:
Forward contracts	¥30,600	¥27,040	¥20,280	¥77,920	$13	$(5)	$8
Collars	4,500	—	—	4,500	—	(1)	(1)
Total	¥35,100	¥27,040	¥20,280	¥82,420	$13	$(6)	$7

					Average Hedged Rate
	Remainder				Call Options/
	of 2009	2010	2011	Total	Forwards	Put
Percentage of Yen denominated sales hedged:
Forward contracts	30.2%	21.0%	15.7%	21.7%	¥96.94	n/a
Collars	4.5%	—	—	1.3%	¥99.52	¥103.50
Total	34.7%	21.0%	15.7%	23.0%

Gains (losses) recorded on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 related to our foreign currency hedge contracts were as follows:

	OCI Balance		Effective Portion	OCI Balance
	as of	Effective Portion	Reclassified	as of
	December 31,	Recorded in	from OCI into	March 31,
(In millions)	2008	OCI	Revenue (1)	2009
Type of Hedge:
Settled Yen hedge contracts
Forwards	$2	$—	$(2)	$—
Collars	(1)	3	(2)	—
Unsettled Yen hedge contracts
Forwards	(20)	41	—	21
Collars	(3)	4	—	1
Total	$(22)	$48	$(4)	$22

(1)     Amounts recorded to revenue are allocated between Passenger revenue and Cargo revenue on the Company’s Condensed Consolidated Statements of Operations.

During the first quarter of 2009, ineffectiveness related to the Company’s yen hedges was immaterial.

The Company expects to reclassify $12 million in unrealized gains from OCI into revenue during the next 12 months.

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

In accordance with SFAS No. 133, we record the fair value of our fuel hedge contracts on our Condensed Consolidated Balance Sheets.  Prior to the Merger, the Company had no fuel derivative contracts outstanding that were designated for special hedge accounting treatment under SFAS No. 133, and therefore had no related unrealized gains (losses) in Accumulated other comprehensive (loss) income.  On the Closing Date, certain existing fuel derivative contracts were designated as cash flow hedges which qualify for special hedge accounting treatment.

We believe these designated fuel hedge contracts will be highly effective during the remainder of their term in offsetting changes in cash flow attributable to the hedged risk.  We perform both a prospective and retrospective assessment to this effect at least quarterly, including assessing the possibility of a counterparty default.  If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in fair value of the hedge to Other income (expense) on our Condensed Consolidated Statements of Operations rather than deferring such amounts in Accumulated other comprehensive (loss) income on our Condensed Consolidated Balance Sheets.

The Company also participates in a fuel hedge program sponsored by Delta, whereby Delta enters into fuel hedges to manage the price risk of fuel costs associated with the estimated consolidated fuel consumption of Delta and the Company.  In association with the terms of this program, Delta records the fair value of all related fuel hedges on its Condensed Consolidated Balance Sheets, and a pro-rata percentage of the hedge gains or losses are pushed down to the Company and recorded on the Company’s Condensed Consolidated Statements of Operations. The Company expects to reclassify $61 million in unrealized losses currently recorded in OCI on Delta’s Condensed Consolidated Balance Sheets into Aircraft fuel expense and related taxes during the next 12 months.

As of March 31, 2009, our open fuel hedge contract positions (including contracts held by Delta and allocated to the Company) were as follows:

	Percentage
	of Remaining	Average Contract
	Projected Fuel	Rates ($/per barrel)
	Requirements		Call Options/		Contract
(In millions)	Hedged	Put	Swaps	Cap	Fair Value
Type of Hedge:
2009 Contracts
Northwest contracts
Crude oil two-way collars	5.5%	$90.00	$111.68	n/a	$(58)
Crude oil three-way collars	3.9	117.50	134.75	168.00	(71)
Total Northwest contracts	9.4				(129)
Delta allocated contracts
Jet Fuel swaps	18.0	n/a	69.36	n/a	(38)
Crude oil options	4.7	n/a	56.43	n/a	6
Heating oil swaps	4.4	n/a	67.24	n/a	(9)
Crude oil swaps	3.8	n/a	59.37	n/a	(2)
Heating oil options	3.7	n/a	79.73	n/a	4
Total Delta allocated contracts	34.6				(39)

Total 2009 Contracts	44.0%				$(168)

2010 Contracts
Delta allocated crude oil options	5.3%	n/a	58.62	n/a	$21

Gains (losses) recorded on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 related to our fuel hedge contracts were as follows:

		Effective Portion
	Recognized on	Reclassified from	Total	Ineffective Portion
	Undesignated	OCI or intercompany	Gain/(Loss)	Recognized
	Contracts as	payables into	Recognized as	in Other Income
(In millions)	Fuel Expense	Fuel Expense	Fuel Expense	(Expense)
Northwest hedge contracts
Settled fuel hedge contracts	$(21)	$(62)	$(83)	$(1)
Unsettled fuel hedge contracts	(2)	—	(2)	—
Total Northwest fuel hedge contracts	(23)	(62)	(85)	(1)
Delta allocated intercompany fuel hedge contracts
Settled fuel hedge contracts	—	(7)	(7)	—
Unsettled fuel hedge contracts	—	—	—	(2)
Total Delta allocated fuel hedge contracts	—	(7)	(7)	(2)
Total	$(23)	$(69)	$(92)	$(3)

Gains (losses) deferred in Accumulated other comprehensive (loss) income on our Condensed Consolidated Balance Sheets for the three months ended March 31, 2009 related to our fuel hedge contracts were as follows:

	OCI Balance		Effective Portion	OCI Balance
	as of	Effective Portion	Reclassified	as of
	December 31,	Recorded in	from OCI into	March 31,
(In millions)	2008	OCI	Fuel Expense	2009
Fuel hedge contracts settled during the period	$(48)	$(14)	$62	$—
Unsettled fuel hedge contracts	(23)	(1)	—	(24)
Total fuel hedge contracts	$(71)	$(15)	$62	$(24)

The Company expects to reclassify the remaining unrealized losses related to fuel hedge contracts from OCI into Aircraft fuel and related taxes expense during the remainder of 2009.

Interest Rates.  The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest expense from floating rate debt instruments.  To manage the exposure to interest rates, the Company has entered into interest rate cap and swap hedges.  The objective of the interest rate cap and swap hedges is to protect the anticipated payments of interest (cash flows) on the designated debt instruments from adverse market interest rate changes.  The maturity date of each of the interest rate cap and swap hedges corresponds exactly with the maturity dates of the designated debt instruments.

Gains (losses) deferred in Accumulated other comprehensive (loss) income on our Condensed Consolidated Balance Sheets for the three months ended March 31, 2009 related to our interest rate hedge contracts were as follows:

	Notional	Weighted		Post-Merger
	Amount of	Average	Maturity	Contract
(In millions)	Debt	Interest Rates	Dates	Fair Value (1)
Type of Hedge:
Interest rate swaps	$1,349	5.4%	2009 - 2019	$(83)
Interest rate caps	351	2.3%	2012 - 2014	—
Total	$1,700			$(83)

(1)          As of March 31, 2009, the Company reduced the liability for its interest rate derivative instruments based on the guidance of SFAS No. 157, which states that the fair value of liabilities should consider the Company’s own credit risk in its determination of fair value.  As a result, the Company recorded a reduction to these liabilities of $10 million, and an offsetting credit to Accumulated other comprehensive (loss) income.

	OCI Balance		Effective Portion	OCI Balance
	as of	Effective Portion	Reclassified	as of
	December 31,	Recorded in	from OCI into	March 31,
(In millions)	2008	OCI	Interest Expense	2009
Type of Hedge:
Interest rate swaps	$(93)	$12	$—	$(81)
Interest rate caps	(2)	—	—	(2)
Total	$(95)	$12	$—	$(83)

During the first quarter of 2009, the Company’s interest rate hedges fully offset the hedged risk; therefore, no ineffective portion is recorded.

The Company expects to reclassify $1 million in unrealized losses from OCI into Interest expense during the next 12 months.

Note 5 — Restructuring and Merger Related Expenses

During the first quarter of 2009, the company recorded the following items to Restructuring and merger related expense on the Condensed Consolidated Statements of Operation:

Post-Merger
Three Months
Ended March 31,
(In millions)	2009
Severance and related costs (1)	$28
Other merger related expenses (2)	25
Total restructuring and merger related expenses	$53

(1)   Includes costs associated with voluntary workforce reduction programs for U.S. non-pilot employees announced in December 2008.  During the first quarter of 2009, the Company recorded a $28 million charge associated with the workforce reduction program, including $6 million of special termination benefits related to retiree healthcare benefits.  The portion of the charge related to the voluntary programs includes approximately 900 of the 1,500 program participants.  Severance liabilities initially valued and recorded in connection with the Merger in the fourth quarter of 2008 previously contemplated the elimination of 600 positions.  The Company expects any additional charges to be incurred in connection with these programs will be immaterial.

(2)   Includes costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.

The following table shows the balances for these restructuring charges as of March 31, 2009, and the activity for the three months then ended.  The table also shows the balances for the restructuring charges related to the Merger as of March 31, 2009, and the activity for the three months then ended.

	Liability				Liability
	Balance as of	Additional	Purchase		Balance as of
	December 31,	Costs and	Accounting		March 31,
(In millions)	2008	Expenses	Adjustments	Payments	2009
Severance and related costs (1)	$47	$22	$—	$(10)	$59
Facilities and other (1)	32	—	(4)	—	28
Total	$79	$22	$(4)	$(10)	$87

(1)   The liability balance at December 31, 2008 includes liabilities recorded in connection with the Merger.

Note 6 — Earnings (Loss) Per Share Data

On the Closing Date, the Company became a wholly owned subsidiary of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from the NYSE.  As a result, the Company is not presenting Post-Merger Company earnings (loss) per share data for the quarter ended March 31, 2009.

Pre-Merger EPS.   In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic and diluted earnings per share were computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2008.  SFAS No. 128 requires that the entire 234 million shares to be issued to holders of unsecured and guaranty claims pursuant to the Plan of Reorganization be considered outstanding for purposes of calculating earnings per share as these shares will ultimately be issued to unsecured creditors once the allocation of disputed unsecured claims is completed.

At March 31, 2008, approximately 16 million in restricted stock units and stock options to purchase shares of the Pre-Merger Company’s common stock were outstanding but excluded from the computation of diluted earnings per share because the effect of including the shares would have been anti-dilutive.

Note 7 - Long-Term Debt

The Company is a party to a $904 million senior corporate credit facility (the “Bank Credit Facility”) and a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”).  The Bank Credit Facility was fully drawn at March 31, 2009 and December 31, 2008.  The Company did not have any outstanding borrowings under the $500 Million Revolving Credit Facility at March 31, 2009 or December 31, 2008.

The final maturity date for borrowings under the Bank Credit Facility and the $500 Million Revolving Credit Facility is the earlier of (1) the date that Northwest is no longer a separate legal entity, including when it is merged with and into Delta; or (2) December 31, 2010 for the Bank Credit Facility, and October 29, 2009 and October 29, 2011 for the $300 million and $200 million tranches, respectively, under the $500 Million Revolving Credit Facility.

To integrate the operations of Northwest and Delta, a single operating certificate must be obtained for the two airlines from the Federal Aviation Administration.  When the single operating certificate is received, key assets of the two companies must be combined into a single entity.  In order for this to occur, Delta intends to merge Northwest with and into Delta.  As of March 31, 2009, we expect this merger to occur within the next 12 months.  As a result, we reclassified the borrowings under the Bank Credit Facility from Long-term debt and capital leases to Current maturities of long-term debt and capital lease obligations on the Condensed Consolidated Balance Sheet at March 31, 2009.  In addition, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on the debt, which will result in higher interest expense for the remainder of 2009.

Accounts Receivable Financing Facility.  In November 2007, the Company entered into an accounts receivable financing facility.  On December 16, 2008, the Company renewed its accounts receivable financing facility, dated November 29, 2007. This facility, originally scheduled to mature on November 28, 2008, was renewed and subsequently amended to April 2009 and the facility size was reduced from $150 million to $125 million.  As of March 31, 2009, the entire $90 million available to be drawn under this facility was outstanding.  While any portion of the facility remains undrawn, the Company pays a commitment fee on the undrawn amount.

The Company was in compliance with covenants in our financing agreements at March 31, 2009.

Note 8 — Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Deferred	Pension, Other	Unrealized	Accumulated
	Gain (Loss)	Postretirement	Gain (Loss)	Other
	on Hedging	and Long-Term	on	Comprehensive
(In millions)	Activities	Disability Benefits	Investments	Income (Loss)
Balance at December 31, 2008	$(199)	$(1,433)	$(7)	$(1,639)

Before tax amount	113	6	—	119
Tax Effect	—	—	—	—
Net-of-tax amount	113	6	—	119

Balance at March 31, 2009	$(86)	$(1,427)	$(7)	$(1,520)

Note 9 — Pension and Other Postretirement Health Care Benefits

The Company has several defined benefit pension plans and defined contribution 401(k)-type plans covering substantially all of its employees.  Northwest froze future benefit accruals for its defined benefit Pension Plans for Salaried Employees, Pilot Employees, and Contract Employees effective August 31, 2005, January 31, 2006, and September 30, 2006, respectively.  Replacement coverage was provided for these employees through 401(k)-type defined contribution plans or, in the case of the International Association of Machinists and Aerospace Workers (“IAM”) represented employees, the IAM National Multi-Employer Plan.

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

Components of net periodic benefit cost of defined benefit plans and defined contribution plan costs:

	Pension Benefits		Other Benefits
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
	Three Months	Three Months	Three Months	Three Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
(In millions)	2009	2008	2009	2008
Defined benefit plan costs
Service cost	$2	$6	$4	$6
Interest cost	138	141	9	12
Expected return on plan assets	(80)	(140)	—	—
Recognized net actuarial loss and other events	7	—	—	—
Net periodic benefit cost	67	7	13	18

Defined contribution plan costs	29	28	—	—

Total benefit cost	$96	$35	$13	$18

Note 10 — Related Party Transactions

Delta Air Lines, Inc.  Subsequent to the Merger, the Company entered into a $300 million intercompany credit facility with Delta (the “Delta Credit Facility”).  On February 4, 2009, the Company amended the size of the Delta Credit Facility from $300 million to $750 million.  During the first quarter 2009, the Company drew an additional $350 million for a total of $550 million outstanding as of March 31, 2009.  The Delta Credit Facility currently matures on December 21, 2009 and bears interest at the rate of 1.78% per annum.  Interest on unpaid principal is paid quarterly.  The Company paid $1.9 million in interest in the first quarter 2009.  The Company had receivables of $72.5 million and payables of $606.3 million for a net payable position of $533.8 million as of March 31, 2009.  Included in the $606.3 million of payables to Delta is the $550 million which was drawn on the Delta Credit Facility and classified in Due to parent company on the Condensed Consolidated Balance Sheets.  The following is a summary of the changes in the net payable position with Delta for the period from January 1 to March 31, 2009:

Post-Merger
Three months
Ended March 31,
(In millions)	2009
Balance at beginning of period	$(185)
Net cash remitted to (received from) parent	(379)
Net intercompany (purchases) sales	30
Balance at end of period	$(534)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Northwest Airlines Corporation (“NWA Corp.” and, together with its subsidiaries, the “Company”) is the direct parent corporation of Northwest Airlines, Inc. (“Northwest”).  The Condensed Consolidated Financial Statements include the accounts of NWA Corp. and all consolidated subsidiaries.  Substantially all of the Company’s results of operations are attributable to its operating subsidiary, Northwest, which accounted for substantially all of the Company’s first quarter 2009 consolidated operating revenues and expenses.  The Company’s results of operations also include other subsidiaries of which MLT Inc. (“MLT”) is the most significant.  MLT develops and markets Worry-Free Vacations that include air transportation, hotel accommodations and car rentals.  In addition to its Worry-Free Vacations charter programs, MLT markets and supports Northwest’s WorldVacations travel packages to destinations throughout the U.S., Canada, Mexico, the Caribbean, Europe and Asia, primarily on Northwest.  These vacation programs, in addition to providing a competitive and quality tour product, increase the sale of Northwest services and promote and support new and existing Northwest destinations. The following discussion pertains primarily to Northwest and, where indicated, MLT.

On October 29, 2008 (the “Closing Date”), Nautilus Merger Corporation (“Merger Sub”), a wholly owned subsidiary of Delta Air Lines, Inc. (“Delta”), merged with and into NWA Corp. (the “Merger”) in accordance with the Agreement and Plan of Merger, dated as of April 14, 2008 (the “Announcement Date”), among Delta, Merger Sub and NWA Corp. (the “Merger Agreement”).  As a result of the Merger, NWA Corp. and its subsidiaries became wholly-owned subsidiaries of Delta and the shares of NWA Corp., which traded under the symbol “NWA”, ceased trading on, and were delisted from, the New York Stock Exchange (“NYSE”).

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

First Quarter 2009 Results

For the quarter ended March 31, 2009, the Company recorded a net loss of $183 million, which includes a $1.8 million loss associated with marking-to-market out-of-period fuel hedges. This compares to a first quarter 2008 net loss of $4.1 billion, which included a $3.9 billion goodwill impairment charge and a $13.4 million loss associated with marking-to-market out-of-period fuel hedges.

Operating revenues in the first quarter of 2009 decreased 17.1 percent versus the first quarter of 2008 to $2.6 billion.  System consolidated passenger revenue decreased 17.4 percent to $2.2 billion.  Operating expenses in the quarter decreased 63.6 percent year-over-year to $2.6 billion.

At March 31, 2009, the Company had cash and cash equivalents of $2.5 billion and unrestricted short-term investments of $15.6 million, providing total available liquidity of $2.6 billion.  This amount excludes $167.8 million of restricted short-term investments (which may include amounts held as cash).

Results of Operations — Three months ended March 31, 2009 and 2008

Operating Revenues.  Operating revenues decreased 17.1 percent ($536 million), as a result of reduction in passenger revenue and cargo revenue, partially offset by an increase in regional carrier revenue and other revenue.

System Passenger Revenues.  Mainline passenger revenues decreased by 22.1 percent, due to the year-over-year decreases in capacity, passenger load factor, and yield.  In the following analysis by region, mainline statistics exclude regional carriers, which is consistent with how the Company reports statistics to the Department of Transportation (“DOT”)

	Mainline			Total
	Domestic	Pacific	Atlantic	Mainline	Consolidated
2009
Passenger revenues (in millions)	$1,091	$494	$209	$1,794	$2,237

Increase (Decrease) from 2008:
Passenger revenues (in millions)	$(340)	$(59)	$(109)	$(508)	$(471)
Percent	(23.8)%	(10.6)%	(34.2)%	(22.1)%	(17.4)%

Regional Carrier Revenues.  Regional carrier revenues increased 9.1 percent ($37 million) to $443 million primarily due to a 35.7 percent increase in available seat miles associated with the delivery of new 76 seat regional aircraft and an increase in yield.

Cargo Revenues.  Cargo revenues decreased 53.3 percent ($105 million) to $92 million due primarily to a 48.2 percent decrease in volume and a 9.4 percent decrease in yield.

Other Revenue.  Other revenue increased 17.5 percent ($40 million) to $269 million due primarily to increased charter and partner revenues.

Operating Expenses.  Operating expenses decreased 63.6 percent ($4.6 billion) for the three months ended March 31, 2009.  The following table and notes present operating expenses for the three months ended March 31, 2009 and 2008 and describe significant year-over-year variances:

	Three Months Ended		Increase
	March 31		(Decrease)	Percent
(In millions)	2009	2008	from 2008	Change	Note
Operating Expenses
Aircraft fuel and related taxes	$586	$1,115	$(529)	(47.4)%	A
Salaries and related costs	748	728	20	2.7	B
Contract carrier arrangements	190	264	(74)	(28.0)	D
Depreciation and amortization	127	148	(21)	(14.2)	F
Aircraft maintenance materials and repairs	155	209	(54)	(25.8)	E
Contracted services	222	206	16	7.8	B
Passenger commissions and other selling expenses	175	215	(40)	(18.6)	E
Landing fees and other rents	148	129	19	14.7	C
Passenger service	53	59	(6)	(10.2)	B
Aircraft rent	58	54	4	7.4	B
Goodwill and other indefinite-lived intangibles impairment	—	3,917	(3,917)	(100.0)	G
Restructuring and merger related	53	—	53	n/m	H
Other, net	103	143	(40)	(28.0)	I
Total operating expenses	$2,618	$7,187	$(4,569)	(63.6)%

A.    Aircraft fuel and taxes for the first quarter of 2009 includes $91.9 million in net fuel derivative contract losses, consisting of a $1.8 million loss associated with marking-to-market out-of-period fuel hedges and $90.1 million of losses for contracts settled during the current period.  Fuel expense for the first quarter of 2008 includes $5.3 million in net fuel derivative contract gains, consisting of a $12.3 million loss associated with marking-to-market out-of-period fuel hedges and $17.6 million of gains for contracts settled in the first quarter of 2008.

B.    Salaries and related costs, contracted services, landing fees and other rents, passenger service, and aircraft rent, were relatively flat year-over-year.

C.    Landing Fees and other rents increased year-over-year primarily due to increased facilities rent expense.

D.    Contract carrier arrangements decreased year-over-year primarily due to lower fuel costs.

E.     Passenger commissions and other selling expenses and aircraft maintenance and repairs decreased year-over-year primarily due to the year-over-year decrease in capacity and related grounding of aircraft.

F.     Depreciation and amortization decreased year-over-year primarily due to the impairment of two DC9-30 aircraft and three 747F airframes, engines and related inventory during the first quarter of 2008.

G.    During the first quarter of 2008, the Company recorded a non-cash goodwill impairment charge to reduce the book value of Northwest’s equity to its implied fair value as of the Announcement Date.  See “Item 1. Financial Statements, Note 2 — Goodwill and Intangibles” for additional information.

H.    During the first quarter of 2009, the Company recorded expenses related to voluntary workforce reductions and the Merger.  See “Note 5 — Restructuring and Merger Related Expenses” for additional information.

I.      Other expenses decreased primarily due to reduced professional fee expenses.

Other Income and Expense.  The Company recorded non-operating expense of $163 million in the first quarter of 2009 as compared to non-operating expense of $86 million in the first quarter of 2008.  The increase in non-operating expense is primarily due to the debt discount amortization recorded in Interest expense on the Condensed Consolidated Statements of Operations as a result of purchase accounting.

Tax Expense (Benefit).  Given its recent loss experience, the Company provides a valuation allowance against tax benefits, principally for net operating losses in excess of its deferred tax liability.  It is more likely than not that future deferred tax assets will require a valuation allowance to be recorded to fully reserve against the uncertainty that those assets would be realized.

Other Information

Forward-Looking Statements.  Certain of the statements made throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not purely historical facts, including statements regarding our beliefs, expectations, intentions or strategies for the future, may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements.  For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of the Company’s 2008 Form 10-K.  All forward looking statements speak only as of the date made, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this release.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of March 31, 2009, management performed an evaluation under the supervision and with the participation of the Company’s President and Chief Operating Officer and Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s President and Chief Operating Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic report filed with the SEC as of the end of such period.

Changes in Internal Control — There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities because integration activities could materially affect the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to “Item 3. Legal Proceedings” in the Company’s 2008 Form 10-K for a discussion of other legal proceedings.

Northwest Airlines, Inc. v. Filipas, et al (U.S. Dist. Ct. Minnesota, Case 07-CIV-4803 (JNE/JJG)).  On December 12, 2007, Northwest Airlines, Inc. filed a declaratory judgment action against six of its employee pilots seeking a declaration that its recently implemented Target Benefit Pension Plan (collectively bargained for with the Air Line Pilots Association) does not violate any applicable prohibitions against age discrimination, including under ERISA.  The court has certified a defendant class of all employee pilots who will receive less under the new target plan than they would have received under the predecessor plan that provided benefits to pilots on a “flat percentage” or “pro rata to pay” basis.  On January 26, 2009, the District Court granted summary judgment in favor of Northwest on its claim as well as the defendants’ counterclaims.  Claims by the employee pilots against the Air Line Pilots Association remain pending in the case and consequently no final order has been entered.

Item 1A. Risk Factors.

See Part I, Item 1A., “Risk Factors,” of the Company’s 2008 Form 10-K for a detailed discussion of the risk factors affecting the Company.  There have been no material changes from the risk factors described in the Company’s 2008 Form 10-K.

Item 6.    Exhibits.

(a)   Exhibits:

10.1

Fourth Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of February 6, 2009 by and between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.2

Second Amendment dated as of March 30, 2009 to the Credit Agreement dated as of October 29, 2008 among Northwest Airlines, Inc., Northwest Airlines Corporation, certain subsidiaries of Northwest Airlines, Inc., various lenders and U.S. Bank National Association, as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of April 2009.

NORTHWEST AIRLINES CORPORATION

By	/s/ Anna M. Schaefer
Anna M. Schaefer
Vice President — Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Fourth Amendment to Airline Operating Agreement and Terminal Building Lease Minneapolis-St. Paul International Airport dated as of February 6, 2009 by and between the Metropolitan Airports Commission and Northwest Airlines, Inc.

10.2

Second Amendment dated as of March 30, 2009 to the Credit Agreement dated as of October 29, 2008 among Northwest Airlines, Inc., Northwest Airlines Corporation, certain subsidiaries of Northwest Airlines, Inc., various lenders and U.S. Bank National Association, as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.