Form 10-Q
period 2009-06-30
NORTHWEST AIRLINES CORP
filed 2009-07-30
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Note: The registrant is no longer subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is now a voluntary filer.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑     No ☐
     The registrant is a wholly owned subsidiary of Delta Air Lines, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $0.01 per share. As of June 30, 2009, there were 1,000 shares of the registrant’s Common Stock outstanding.
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General Instruction H(2).

     Unless otherwise indicated, Northwest Airlines Corporation and our wholly-owned subsidiaries are collectively referred to as “Northwest,” “we,” “us,” and “our.”
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”) and “Part II, Item 1A. Risk Factors” in this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

NORTHWEST AIRLINES CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in millions, except share data)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,621	$2,068
Short-term investments	21	49
Restricted cash and cash equivalents	128	196
Accounts receivable, net of an allowance for uncollectible accounts of $3 and $6 at June 30, 2009 and December 31, 2008, respectively	638	659
Hedge margin receivable	—	526
Expendable parts and supplies inventories, net of an allowance for obsolescence of $13 and $3 at June 30, 2009 and December 31, 2008, respectively	156	152
Deferred income taxes, net	37	131
Prepaid expenses and other	258	232

Total current assets	3,859	4,013

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $293 and $71 at June 30, 2009 and December 31, 2008, respectively	8,424	8,683

Other Assets:
Goodwill	4,578	4,572
Identifiable intangibles, net of accumulated amortization of $23 and $8 at June 30, 2009 and December 31, 2008, respectively	2,673	2,694
Other noncurrent assets	173	236

Total other assets	7,424	7,502

Total assets	$19,707	$20,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,156	$383
Air traffic liability	1,422	1,451
Accounts payable	869	903
Frequent flyer deferred revenue	499	522
Accrued salaries and related benefits	408	455
Hedge derivatives liability	61	561
Taxes payable	256	199
Note payable to parent	600	200
Other accrued liabilities	170	112

Total current liabilities	5,441	4,786

Noncurrent Liabilities:
Long-term debt and capital leases	4,373	5,382
Pension, postretirement and related benefits	5,592	5,476
Frequent flyer deferred revenue	1,443	1,500
Deferred income taxes, net	989	1,094
Other noncurrent liabilities	434	533

Total noncurrent liabilities	12,831	13,985

Commitments and Contingencies

Stockholder’s Equity:
Common stock at $0.01 par value; 1,000 shares issued at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	3,663	3,605
Accumulated deficit	(761)	(539)
Accumulated other comprehensive loss	(1,467)	(1,639)

Total stockholder’s equity	1,435	1,427

Total liabilities and stockholder’s equity	$19,707	$20,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2009	2008	2009	2008

Operating Revenue:
Passenger:
Mainline	$1,802	$2,638	$3,596	$4,940
Regional carriers	462	506	905	912

Total passenger revenue	2,264	3,144	4,501	5,852
Cargo	84	213	176	410
Other, net	274	232	543	461

Total operating revenue	2,622	3,589	5,220	6,723

Operating Expense:
Salaries and related costs	733	748	1,481	1,476
Aircraft fuel and related taxes	599	1,185	1,185	2,300
Contract carrier arrangements	222	281	412	545
Contracted services	144	207	366	413
Aircraft maintenance materials and outside repairs	153	186	308	395
Passenger commissions and other selling expenses	124	224	299	439
Landing fees and other rents	131	143	279	272
Depreciation and amortization	126	745	253	893
Aircraft rent	60	56	118	110
Passenger service	62	66	115	125
Impairment of goodwill and other intangible assets	—	(76)	—	3,841
Restructuring and merger-related items	31	—	84	—
Other	104	123	207	266

Total operating expense	2,489	3,888	5,107	11,075

Operating Income (Loss)	133	(299)	113	(4,352)

Other (Expense) Income:
Interest expense	(189)	(108)	(362)	(222)
Interest income	3	24	7	60
Miscellaneous, net	17	(208)	23	(216)

Total other expense, net	(169)	(292)	(332)	(378)

Loss Before Income Taxes	(36)	(591)	(219)	(4,730)

Income Tax (Provision) Benefit	(3)	214	(3)	214

Net Loss	$(39)	$(377)	$(222)	$(4,516)

Basic and Diluted Loss per Share	N/A	$(1.43)	N/A	$(17.19)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
(in millions)	2009	2008
Net cash provided by operating activities	$369	$477

Cash Flows From Investing Activities:
Property and equipment additions, including advance payments, net	77	(695)
Proceeds from sales of flight equipment	73	14
Redemption of short-term investments	28	55
Decrease in restricted cash and cash equivalents	7	300
Investment in affiliated companies	—	(213)
Other, net	—	20

Net cash provided by (used in) investing activities	185	(519)

Cash Flows From Financing Activities:
Proceeds from intercompany loan	400	—
Payments on long-term debt and capital lease obligations	(328)	(216)
(Payments) proceeds of short-term obligations, net	(73)	133
Proceeds from long-term obligations	—	476
Payments of deferred financing costs	—	(74)

Net cash (used in) provided by financing activities	(1)	319

Net Increase in Cash and Cash Equivalents	553	277
Cash and cash equivalents at beginning of period	2,068	2,939

Cash and cash equivalents at end of period	$2,621	$3,216

Non-cash transactions:
Flight equipment	$45	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K.
     On October 29, 2008 (the “Closing Date”), a wholly-owned subsidiary of Delta Air Lines, Inc. (“Delta”) merged (the “Merger”) with and into Northwest Airlines Corporation. On the Closing Date, (1) Northwest Airlines Corporation and its wholly-owned subsidiaries, including Northwest Airlines, Inc. (collectively, “Northwest”), became wholly-owned subsidiaries of Delta and (2) each share of Northwest common stock outstanding on the Closing Date or issuable under Northwest’s Plan of Reorganization (as defined in Note 8) was converted into the right to receive 1.25 shares of Delta common stock.
     As a result of the application of purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the Condensed Consolidated Financial Statements on or after October 30, 2008 are not comparable to the Condensed Consolidated Financial Statements prior to that date. References to “Post-Merger” refer to Northwest on or after October 30, 2008, after giving effect to the application of purchase accounting. References to “Pre-Merger” refer to Northwest prior to October 30, 2008.
     Our Condensed Consolidated Financial Statements include the accounts of Northwest Airlines Corporation and our wholly-owned subsidiaries. To the extent that an asset, liability, revenue or expense is directly associated with Northwest, it is reflected as such in the accompanying Condensed Consolidated Financial Statements. Certain other revenue and expense have been allocated from Delta to Northwest based on key business activity drivers in accordance with Delta’s cost allocation policy. Management believes such allocations are reasonable; however, they may not be equivalent to the actual revenue and expense that would have been recognized had we been operating as an independent, publicly-traded company for the periods presented subsequent to the Closing Date.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by purchase accounting, normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2009 are not necessarily indicative of operating results for the entire year.
     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.
     We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.
New Accounting Standards
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is applicable for fiscal years and interim periods. We adopted SFAS 161 on January 1, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. We adopted FSP 107-1 and APB 28-1 effective April 1, 2009.

NOTE 2. FAIR VALUE MEASUREMENTS
     SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$2,500	$2,500	$—	$—
Short-term investments	21	—	—	21
Restricted cash equivalents	109	109	—	—
Long-term investments	45	—	—	45
Hedge derivatives liability, net	(54)	—	(5)	(49)
     We record our cash equivalents and short-term investments at estimated fair value. The estimated fair values of other financial instruments, including derivative instruments, have been determined using available market information and valuation methodologies, primarily discounted cash flow analyses.
     Valuation techniques for assets and liabilities in the Level 3 fair value hierarchy are based on the income approach using (1) a discounted cash flow model for investments and (2) a market and income approach using a discounted cash flow model for interest rate hedges.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Hedge Derivatives
(in millions)	Liability, Net

Balance at December 31, 2008	$(549)
Change in fair value included in earnings	(77)
Change in fair value included in other comprehensive income	107
Purchases and settlements, net	470

Balance at June 30, 2009	$(49)

     Losses included in earnings above for the six months ended June 30, 2009 are recorded on our Consolidated Statement of Operations as follows:

	Fuel Expense and	Other (Expense)
(in millions)	Related Taxes	Income

Total losses included in earnings	$(76)	$(1)

Change in unrealized losses relating to liabilities still held at June 30, 2009	$—	$(1)

Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about the fair value of our debt at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in millions)	2009	2008

Total debt at par value	$6,937	$7,353
Unamortized discount, net	(1,498)	(1,678)

Net carrying amount	$5,439	$5,675

Fair value(1)	$5,926	$5,195

(1)	The aggregate fair value of our debt was based primarily on reported market values and recently completed market transactions.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
Aircraft Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges. In accordance with SFAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and to recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We also participate in a fuel hedge program sponsored by Delta, whereby Delta enters into fuel hedges to manage the price risk of fuel costs associated with the estimated consolidated fuel consumption of Delta and us. In association with the terms of this program, Delta records the fair value of all related fuel hedges on its Consolidated Balance Sheets, and a pro-rata percentage of the hedge gains or losses are allocated to us based on fuel consumption and recorded on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at June 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Cash flow hedges
     For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion

Designated under SFAS 133:

Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive income	Excess, if any, over effective portion of hedge is recorded in other (expense) income

Interest rate swaps and call options	Changes in interest rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Fluctuations in foreign currency exchange rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not qualifying or not designated under SFAS 133:

Fuel hedges consisting of crude oil, heating oil and jet fuel extendable swaps and three- way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)	In the Merger, Delta assumed our outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, Delta designated certain of these contracts as hedges in accordance with SFAS 133. The remaining derivative contracts that were not designated under SFAS 133 did not qualify for hedge accounting.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

Hedge Position
     The following tables reflect the estimated fair value gain (loss) position of our hedge contracts at June 30, 2009 and December 31, 2008:

	June 30, 2009
			Prepaid
			Expenses	Other		Hedge	Other
	Notional	Maturity	and Other	Noncurrent	Accounts	Derivatives	Noncurrent
(in millions, unless otherwise stated)	Balance	Date	Assets	Assets	Payable	Liability	Liabilities

Designated under SFAS 133

Fuel hedge swaps, collars and call options(1)			$—	$—	$(10)	$—	$—

Interest rate swaps and caps designated as cash flow hedges	$1,700	December 2009 - May 2019	—	1	—	(36)	(14)

Foreign currency exchange forwards and collars	79.8 billion Japanese Yen, 61.0 million Canadian Dollars	July 2009 - April 2012	4	5	—	(11)	(5)

Total designated under SFAS 133			4	6	(10)	(47)	(19)
Not designated under SFAS 133
Fuel hedge swaps and collars			—	—	(17)	(14)	—

Total not designated under SFAS 133			—	—	(17)	(14)	—

Total derivative instruments			$4	$6	$(27)	$(61)	$(19)

(1) All contracts assumed in the Merger were settled by June 30, 2009.

	December 31, 2008
				Hedge	Other
	Notional	Maturity	Accounts	Derivatives	Noncurrent
(in millions, unless otherwise stated)	Balance	Date	Payable	Liability	Liabilities

Designated under SFAS 133

Fuel hedge swaps, collars and call options	173 million gallons - crude oil	January - June 2009	$—	$(163)	$—

Interest rate swaps and call options designated as cash flow hedges	$1,700	December 2009 - May 2019	—	(32)	(63)

Foreign currency exchange forwards and collars	45.0 billion Japanese Yen	January - December 2009	—	(48)	—

Total designated under SFAS 133			—	(243)	(63)
Not designated under SFAS 133
Fuel hedge swaps and collars	180 million gallons - crude oil, heating oil, jet fuel	January - June 2009	(119)	(318)	—

Total not designated under SFAS 133			(119)	(318)	—

Total derivative instruments			$(119)	$(561)	$(63)

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three months ended June 30, 2009 and 2008 related to our hedge contracts designated under SFAS 133 are as follows:

	Post-Merger	Pre-Merger	Post-Merger		Pre-Merger	Post-Merger	Pre-Merger
			Effective Portion Reclassified
	Effective Portion Recognized		from Accumulated Other			Ineffective Portion Recognized
	in Other Comprehensive Loss		Comprehensive Loss to Earnings			in Other (Expense) Income
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2009	2008	2009		2008	2009	2008

Designated under SFAS 133
Fuel hedge swaps, collars and call options(1)	$25	$—	$(19	)(4)	$—	$19 (4)	$—
Interest rate swaps and call options designated as cash flow hedges(2)	35	36	(1)		—	—	—
Foreign currency exchange forwards and collars(3)	(19)	47	(2)		(4)	—	—

Total designated under SFAS 133	$41	$83	$(22)		$(4)	$19	$—

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.

(4)	Includes losses of $6 million and gains of $18 million recorded in aircraft fuel and related taxes and other (expense) income, respectively, related to hedge contracts allocated from Delta.
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the six months ended June 30, 2009 and 2008 related to our hedge contracts designated under SFAS 133 are as follows:

	Post-Merger	Pre-Merger	Post-Merger		Pre-Merger	Post-Merger	Pre-Merger
			Effective Portion Reclassified
	Effective Portion Recognized		from Accumulated Other			Ineffective Portion Recognized
	in Other Comprehensive Loss		Comprehensive Loss to Earnings			in Other (Expense) Income
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2009	2008	2009		2008	2009	2008

Designated under SFAS 133
Fuel hedge swaps, collars and call options(1)	$71	$—	$(88	)(4)	$—	$16 (4)	$—
Interest rate swaps and call options designated as cash flow hedges(2)	47	20	(1)		—	—	—
Foreign currency exchange forwards and collars(3)	36	8	2		(9)	—	—

Total designated under SFAS 133	$154	$28	$(87)		$(9)	$16	$—

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.

(4)	Includes losses of $13 million and gains of $16 million recorded in aircraft fuel and related taxes and other (expense) income, respectively, related to hedge contracts allocated from Delta.
     We recorded a gain of $8 million and a loss of $15 million to aircraft fuel and related taxes on our Consolidated Statements of Operations for the three and six months ended June 30, 2009 related to our derivative contracts that were not designated as hedges under SFAS 133. We expect to reclassify $31 million in unrealized gains recorded in accumulated other comprehensive loss on Delta’s Consolidated Balance Sheet into our Consolidated Statement of Operations during the next 12 months.

Credit Risk
     To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, counterparties are selected based on their credit ratings and exposure is limited to any one counterparty. The market position of these programs and relative market position with each counterparty are also monitored.
     In accordance with our hedge agreements, (1) we may require counterparties to fund the margin associated with our gain position on hedge contracts and (2) counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the hedge contracts. The margin requirements are intended to mitigate a party’s exposure to market volatility and the associated contracting party risk. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.
     The hedge margin we receive from counterparties is recorded, as appropriate, in cash and cash equivalents or restricted cash, with the offsetting obligation in accounts payable on our Consolidated Balance Sheets. The margin we provide to counterparties is recorded in hedge margin receivable or restricted cash on our Consolidated Balance Sheets. All cash flows associated with purchasing and settling fuel hedge contracts are classified as operating cash flows on our Condensed Consolidated Statements of Cash Flows.
     In accordance with our interest rate and foreign currency hedge agreements, which qualify as cash flow hedges, the respective counterparties are not required to fund margin to us and we are not required to fund margin to them.
     Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services. The majority of these sales are processed through major credit card companies, resulting in accounts receivable that may be subject to certain holdbacks by the credit card processors.
     We also have receivables from the sale of mileage credits under our WorldPerks Programs to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. We believe the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.
NOTE 4. DEBT
Credit Facilities
     We are party to a $904 million senior corporate credit facility (the “Bank Credit Facility”) and a $500 million revolving credit facility (the “$500 Million Revolving Credit Facility”). The Bank Credit Facility was fully drawn at June 30, 2009 and December 31, 2008. We did not have any outstanding borrowings under the $500 Million Revolving Credit Facility at June 30, 2009 or December 31, 2008.
     The final maturity date for borrowings under the Bank Credit Facility and the $500 Million Revolving Credit Facility is the earlier of (1) the date that Northwest Airlines, Inc. is no longer a separate legal entity, including when it is merged with and into Delta Air Lines, Inc.; or (2) December 31, 2010 for the Bank Credit Facility, and October 29, 2009 and October 29, 2011 for the $300 million and $200 million tranches, respectively, under the $500 Million Revolving Credit Facility.
     To integrate the operations of Delta and Northwest Airlines, Inc., we must obtain a single operating certificate for the two airlines from the Federal Aviation Administration. When Northwest Airlines, Inc. is no longer a certificated carrier, key assets of the two companies would be combined into a single entity by merging Northwest Airlines, Inc. with and into Delta Air Lines, Inc. Because this merger could occur within the next 12 months, we classified borrowings under the Bank Credit Facility as short-term on our Consolidated Balance Sheet at June 30, 2009. In March 2009, we shortened the amortization period from December 2010 to March 2010 of the fair value adjustment (debt discount) recorded during purchase accounting on this debt.
Short-Term Obligations
     Accounts Receivable Financing. In November 2007, we entered into an accounts receivable financing facility of up to $150 million. The facility matures in 364 days with annual renewal provisions that could result in a final maturity date of November 29, 2012. As of December 31, 2008, $100 million was drawn under the facility. In June 2009, we amended the facility and its size was reduced to $100 million. As of June 30, 2009, $28 million was drawn under the facility.
Covenants
     We were in compliance with all covenants in our financing agreements at June 30, 2009.

NOTE 5. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Cost
     Net periodic cost for the three months ended June 30, 2009 and 2008 includes the following components:

	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2009	2008	2009	2008

Service cost	$1	$6	$4	$6
Interest cost	138	141	10	12
Expected return on plan assets	(81)	(140)	—	—
Recognized net actuarial loss	5	—	1	—
Special termination and settlements	2	—	—	—

Net periodic cost	$65	$7	$15	$18

     Net periodic cost for the six months ended June 30, 2009 and 2008 includes the following components:

	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Service cost	$3	$11	$8	$12
Interest cost	276	282	19	24
Expected return on plan assets	(161)	(280)	—	—
Recognized net actuarial loss	9	—	1	—
Special termination and settlements	5	—	6	—

Net periodic cost	$132	$13	$34	$36

NOTE 6. COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss for the six months ended June 30, 2009:

	Unrecognized	Derivative	Marketable	Valuation
(in millions)	Pension Liability	Instruments	Equity Securities	Allowance	Total

Balance at December 31, 2008	$(908)	$(126)	$(5)	$(600)	$(1,639)
Pension adjustment	11	—	—	—	11
Changes in fair value	—	80	7	—	87
Reclassification to earnings	—	74	—	—	74
Tax effect	(4)	(57)	(2)	63	—

Balance at June 30, 2009	$(901)	$(29)	$—	$(537)	$(1,467)

NOTE 7. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Severance and related costs	$—	$—	$28	$—
Merger-related items	31	—	56	—

Total restructuring and merger-related items	$31	$—	$84	$—

     Severance and related costs primarily relates to voluntary workforce reduction programs for U.S. non-pilot employees announced in December 2008 in which approximately 1,500 employees elected to participate. During the six months ended June 30, 2009, we recorded $28 million associated with the December 2008 workforce reduction program, including $6 million of special termination benefits related to retiree healthcare. We expect any additional charges to be incurred in connection with these programs will be immaterial.
     Merger-related items relate to costs associated with integrating the operations of Northwest into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.
     The following table shows the balances for these restructuring charges as of June 30, 2009, and the activity for the six months then ended. The table also shows the balances for the restructuring charges assumed in the Merger as of June 30, 2009, and the activity for the six months then ended.

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		June 30,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related cost(1)	$47	$22	$—	$(32)	$37
Facilities and other(1)	32	—	(2)	(1)	29

Total	$79	$22	$(2)	$(33)	$66

(1)	The liability balance at December 31, 2008 represents liabilities recorded in connection with the Merger.
     We decided to ground the entire fleet of B-747-200F dedicated freighter aircraft by December 31, 2009, due to its age and inefficiency. As a result, we reviewed the fleet and related spare engines for impairment during the six months ended June 30, 2009 and concluded that no impairment existed.
NOTE 8. BANKRUPTCY CLAIMS RESOLUTION
     In September 2005, Northwest and substantially all of its subsidiaries (the “Northwest Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 31, 2007, the Northwest Debtors emerged from bankruptcy. The Northwest Debtors’ First Amended Joint and Consolidated Plan of Reorganization (“Plan of Reorganization”) generally provides for the distribution of Northwest common stock to the Northwest Debtors’ creditors, employees and others in satisfaction of allowed general, unsecured claims.
     Pursuant to terms of the Plan of Reorganization, 226 million shares of the Pre-Merger company’s common stock were issuable to holders of allowed general unsecured claims and eight million shares were issuable to holders who also held a guaranty claim from the Debtors. Once a claim is allowed, consistent with the claims resolution process as provided in the Plan of Reorganization, the claimant is entitled to a distribution. Pursuant to the terms of the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to the Plan of Reorganization) was converted into and became exchangeable for 1.25 shares of Delta common stock. An equivalent of 228 million shares of the Pre-Merger company’s common stock (or 286 million Post-Merger shares of Delta common stock) have been issued and distributed through June 30, 2009, in respect of valid unsecured and guaranty claims. In total, an equivalent of six million remaining shares of the Pre-Merger company’s new common stock (or seven million Post-Merger shares of Delta common stock) were held in reserve under the terms of the Plan of Reorganization.

     We estimate that our unsecured claims to be allowed will not exceed $8 billion. Differences between claim amounts filed and our estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to us associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Pre-Merger company will receive, under the Plan of Reorganization, Delta common stock based on the pro-rata amount of Northwest shares held in reserve. Secured claims were deemed unimpaired under the Plan of Reorganization and were satisfied upon either reinstatement of the obligations in the Pre-Merger company, surrendering the collateral to the secured party, or by making full payment in cash.
NOTE 9. LOSS PER SHARE
     On the Closing Date, we became a wholly-owned subsidiary of Delta and the shares of Northwest, which traded under the symbol “NWA,” ceased trading on, and were delisted from, the New York Stock Exchange. As a result, we are not presenting Post-Merger company loss per share data for the three and six months ended June 30, 2009.
     We calculated basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three and six months ended June 30, 2008 assumes there was outstanding at the beginning of each of these periods all 234 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed unsecured and guaranty claims.
     The following table shows our computation of basic and diluted loss per share for the three and six months ended June 30, 2008:

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in millions, except per share data)	2008	2008

Basic and diluted:
Net loss	$(377)	$(4,516)
Weighted average shares outstanding(1)	263	263

Basic and diluted loss per share	$(1.43)	$(17.19)

(1)	For the three and six months ended June 30, 2008, we excluded from our loss per share calculations all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 12 million in restricted stock units and stock options.
NOTE 10. RELATED PARTY TRANSACTIONS
     Subsequent to the Merger, we entered into a $300 million intercompany credit facility with Delta (the “Delta Credit Facility”). On February 4, 2009, we amended the size of the Delta Credit Facility from $300 million to $750 million. During the six months ended June 30, 2009, we drew an additional $400 million for a total of $600 million outstanding as of June 30, 2009. Interest on unpaid principal is paid quarterly. We paid $4 million in interest in the six months ended June 30, 2009.
     Certain revenue and expense have been allocated from Delta to Northwest based on key business activity drivers in accordance with Delta’s cost allocation policy. Accordingly, the volume of intercompany receivable and payable transactions has significantly increased since December 31, 2008. The below table reflects the balances of these intercompany transactions as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in millions)	2009	2008

Accounts receivable	$260	$42
Accounts payable	(259)	(27)
Note payable to parent	(600)	(200)

Net payable	$(599)	$(185)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General Information
     We provide scheduled air transportation for passengers and cargo throughout the United States (“U.S.”) and the world. On October 29, 2008 (the “Closing Date”), we completed our merger (the “Merger”) with a wholly-owned subsidiary of Delta Air Lines, Inc. (“Delta”), creating the world’s largest airline. As a result of the Merger, Northwest and its subsidiaries, including Northwest Airlines, Inc., became wholly-owned subsidiaries of Delta and the shares of Northwest, which traded under the symbol “NWA,” ceased trading on, and were delisted from, the New York Stock Exchange.
     As a result of the application of purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the financial statements prior to the Closing Date are not comparable with the financial statements for periods on or after the Closing Date. References to “Post-Merger” refer to Northwest on or after the Closing Date, after giving effect to the application of purchase accounting. References to “Pre-Merger” refer to Northwest prior to the Closing Date.
Overview
     For the June 2009 quarter, we reported a net loss of $39 million. This compares to a June 2008 quarter net loss of $377 million, which included a net $548 million charge primarily related to an impairment of intangible assets and a $293 million gain related to our derivative contracts.
     Total operating revenue declined 27% in the June 2009 quarter compared to the June 2008 quarter to $2.6 billion. Total consolidated passenger revenue declined 28% to $2.3 billion. Operating expenses in the quarter decreased 36% year-over-year to $2.5 billion, primarily related to lower aircraft fuel and related costs in the June 2009 quarter and impairment related charges recorded in the June 2008 quarter.
     At June 30, 2009, we had $2.6 billion in cash, cash equivalents and short-term investments. In addition, we had $500 million in an undrawn revolving credit facility.

Results of Operations—June 2009 and 2008 Quarters
Operating Revenue
     Mainline Passenger Revenue. Mainline passenger revenue decreased $836 million due to (1) the year-over-year decreases in capacity, passenger load factor and passenger mile yield and (2) lower fuel surcharges due to year-over-year decline in fuel prices.
     Regional carriers. Passenger revenue of regional carriers decreased $44 million to $462 million primarily due to a 22% decrease in passenger mile yield.
     Cargo. Cargo revenue decreased $129 million to $84 million due to the effects of capacity reductions including the grounding of certain dedicated freighter B-747-200F aircraft, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Other, net. Other, net revenue increased $42 million to $274 million due primarily to increased baggage handling fees.
Operating Expense

			Increase
	Three Months Ended June 30,		(Decrease)	Percent
(In millions)	2009	2008	from 2008	Change

Operating Expense:
Salaries and related costs	$733	$748	$(15)	(2)%
Aircraft fuel and related taxes	599	1,185	(586)	(49)
Contract carrier arrangements	222	281	(59)	(21)
Contracted services	144	207	(63)	(30)
Aircraft maintenance materials and outside repairs	153	186	(33)	(18)
Passenger commissions and other selling expenses	124	224	(100)	(45)
Landing fees and other rents	131	143	(12)	(8)
Depreciation and amortization	126	745	(619)	(83)
Aircraft rent	60	56	4	7
Passenger service	62	66	(4)	(6)
Impairment of goodwill and other intangible assets	—	(76)	76	NM
Restructuring and merger-related items	31	—	31	NM
Other	104	123	(19)	(15)

Total operating expense	$2,489	$3,888	$(1,399)	(36)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $586 million primarily due to (1) $724 million associated with lower average fuel prices and (2) $143 million in lower fuel consumption due to capacity reductions. These decreases were partially offset by $11 million in net fuel hedge losses for the June 2009 quarter, compared to $293 million in net fuel hedge gains for the June 2008 quarter.
     Contract carrier arrangements. Contract carrier arrangements decreased primarily due to lower fuel costs.
     Contracted services. Contracted services decreased primarily due to lower passenger and ramp handling costs.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased primarily due to the decrease in capacity and related grounding of aircraft.
     Passenger commission and other selling expenses. Passenger commissions and other selling expenses decreased primarily due to the decrease in capacity.

     Depreciation and amortization. Depreciation and amortization expenses decreased as a result of $624 million in impairment related charges recorded in the June 2008 quarter, primarily related to certain intangible assets and aircraft.
     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Delta established a stock exchange ratio based on the relative valuation of Northwest and Delta. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $3.9 billion based on a preliminary assessment. During the June 2008 quarter, we finalized the goodwill impairment test and reversed $674 million of the goodwill impairment charge recorded in the March 2008 quarter. During the June 2008 quarter, we also recorded a non-cash charge of $598 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. During the June 2009 quarter, we recorded $31 million in merger-related charges associated with integrating the operations of Northwest into Delta.
Other Expense (Income)
     We recorded other expense, net of $169 million in the June 2009 quarter as compared to other expense, net of $292 million in the June 2008 quarter. This decrease is due to the impairment in 2008 of our $213 million minority ownership interest in Midwest Air Partners, LLC, partially offset by the increase in debt discount amortization recorded in interest expense as a result of purchase accounting.
Income Taxes
     We recorded an income tax expense of $3 million for the June 2009 quarter, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the June 2009 quarter. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $214 million for the June 2008 quarter, primarily as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of our June 2008 quarter loss. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
Results of Operations—Six Months Ended June 2009 and 2008
Operating Revenue
     Mainline Passenger Revenue. Mainline passenger revenue decreased by $1.3 billion due to (1) the year-over-year decreases in capacity, passenger load factor and passenger mile yield and (2) lower fuel surcharges due to year-over-year decline in fuel prices.
     Regional Carriers. Passenger revenue of regional carriers was relatively flat for the six months ended June 30, 2009 and 2008.
     Cargo. Cargo revenue decreased $234 million to $176 million due to the effects of capacity reductions including the grounding of certain dedicated freighter B-747-200F aircraft, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline.
     Other, net. Other, net revenue increased $82 million to $543 million due primarily to increased baggage handling fees.

Operating Expense

			Increase
	Six Months Ended June 30,		(Decrease)	Percent
(In millions)	2009	2008	from 2008	Change

Operating Expense:
Salaries and related costs	$1,481	$1,476	$5	—%
Aircraft fuel and related taxes	1,185	2,300	(1,115)	(48)
Contract carrier arrangements	412	545	(133)	(24)
Contracted services	366	413	(47)	(11)
Aircraft maintenance materials and outside repairs	308	395	(87)	(22)
Passenger commissions and other selling expenses	299	439	(140)	(32)
Landing fees and other rents	279	272	7	3
Depreciation and amortization	253	893	(640)	(72)
Aircraft rent	118	110	8	7
Passenger service	115	125	(10)	(8)
Impairment of goodwill and other intangible assets	—	3,841	(3,841)	NM
Restructuring and merger-related items	84	—	84	NM
Other	207	266	(59)	(22)

Total operating expense	$5,107	$11,075	$(5,968)	(54)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $1.1 billion primarily due to decreases of (1) $1.2 billion associated with lower average fuel prices and (2) $289 million in lower fuel consumption due to capacity reductions. These decreases were partially offset by $103 million in net fuel hedge losses for the six months ended June 30, 2009, compared to $283 million in net fuel hedge gains for the six months ended June 30, 2008.
     Contract carrier arrangements. Contract carrier arrangements decreased primarily due to lower fuel costs.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased primarily due to the decrease in capacity and related grounding of aircraft.
     Passenger commission and other selling expenses. Passenger commissions and other selling expenses decreased primarily due to the decrease in capacity.
     Depreciation and amortization. Depreciation and amortization expenses decreased as a result of $641 million in impairment related charges recorded in the six months ended June 30, 2008, primarily related to certain intangible assets and aircraft.
     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Delta established a stock exchange ratio based on the relative valuation of Northwest and Delta. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $3.9 billion based on a preliminary assessment. During the June 2008 quarter, we finalized the goodwill impairment test and reversed $674 million of the goodwill impairment charge recorded in the March 2008 quarter. During the June 2008 quarter, we also recorded a non-cash charge of $598 million to reduce the carrying value of certain intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. During the six months ended June 30, 2009, we recorded $84 million in merger-related charges associated with integrating the operations of Northwest into Delta.
Other Expense (Income)
     We recorded other expense, net of $332 million in the six months ended June 30, 2009 as compared to other expense, net of $378 million in the six months ended June 30, 2008. The decrease is due to the impairment in 2008 of our $213 million minority ownership interest in Midwest Air Partners, LLC, partially offset by (1) the increase in debt discount amortization recorded in interest expense as a result of purchase accounting and (2) a decrease in interest income primarily from significantly reduced short-term interest rates.

Income Taxes
     We recorded an income tax expense of $3 million for the six months ended June 30, 2009, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the six months ended June 30, 2009. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $214 million for the six months ended June 30, 2008, primarily as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of six months ended June 30, 2008 loss. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.
ITEM 4. Controls and Procedures.
     Management, including the President and Chief Operating Officer and Vice President - Finance, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including the President and Chief Operating Officer and Vice President - Finance, concluded that the controls and procedures were effective as of June 30, 2009 to ensure that material information was accumulated and communicated to management, including the President and Chief Operating Officer and Vice President - Finance, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended June 30, 2009, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     On October 29, 2008 we completed our Merger with Delta Air Lines, Inc. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute Merger integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Northwest Airlines Corporation
We have reviewed the condensed consolidated balance sheet of Northwest Airlines Corporation (the Company) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Northwest Airlines Corporation as of December 31, 2008 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2008 and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements.
/s/ Ernst & Young LLP
Atlanta, Georgia
July 30, 2009

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     Reference is made to “Item 3. Legal Proceedings” in our 2008 Form 10-K for a discussion of other legal proceedings.
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
ITEM 1A. Risk Factors.
     “Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
Risk Factors Relating to Northwest
The global economic recession has resulted in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.
     As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing weaker demand for air travel. Our demand began to slow during the December 2008 quarter and global economic conditions in 2009 are substantially reducing U.S. airline industry revenues in 2009 compared to 2008. As a result, Delta is reducing consolidated capacity by 7-9% in 2009 compared to 2008 (which reflects planned domestic capacity reductions of 8-10% and international capacity reductions of 7-9%). Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period, and overall demand could fall lower than we are able prudently to reduce capacity. The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.
Certain of our credit facilities include financial and other covenants that impose restrictions on our financial and business operations.
     Our exit facility financing credit agreement and liquidity facility credit agreement both contain financial covenants that require us, to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. The value of the collateral that has been pledged in both facilities may change over time, including due to factors that are not under our control, resulting in a situation where we may not be able to maintain the collateral coverage ratio. In addition, both of the credit facilities contain other negative covenants customary for such financings. These covenants may have a material adverse impact on our operations. Moreover, if we fail to comply with the covenants in either facility and are unable to obtain a waiver or amendment, an event of default would result under that facility.
     Both of the credit facilities also contain other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding borrowings under the respective credit facility immediately due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings under either of the credit facilities if such borrowings were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under either of the credit facilities could also result in an event of default under other financing agreements.

Our ability to use certain net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.
     In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
     As of June 30, 2009, Delta reported a consolidated federal and state NOL carryforward of approximately $16.0 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta and its subsidiaries, including Northwest, experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.
     The Delta and Northwest ownership changes resulting from the merger could limit the ability to utilize pre-change NOLs that were not subject to limitation, and could further limit the ability to utilize NOLs that were already subject to limitation. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes. NOLs generated subsequent to December 17, 2008 are not limited.
Risk Factors Relating to the Airline Industry
The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.
     The rapid spread of a contagious illness, such as the H1N1 flu virus beginning in March 2009, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Further acceleration of the spread of H1N1 during the flu season in the Northern Hemisphere could have a significant adverse impact on our financial results in addition to the impact that we have already experienced during the spring of 2009. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any part of the world in which we operate may materially impact our operations and adversely affect our results of operations.
The airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at several of our hub airports either directly at the hub airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.
     Low-cost carriers, including Southwest, AirTran and JetBlue, in the U.S. have placed significant competitive pressure on us and other network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.
     In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have also significantly increased competition in international markets. In addition, the adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement between the U.S. and the Member States of the European Union, has accelerated this trend. Negotiations are under way between the United States and other countries, such as Japan, regarding similar agreements with countries, which, if effectuated, could significantly increase competition in these markets.

ITEM 6. Exhibits.
(a) Exhibits:

31.1	Certification by Northwest’s President and Chief Operating Officer with respect to Northwest’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009

31.2	Certification by Northwest’s Vice President - Finance with respect to Northwest’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of July 2009.

NORTHWEST AIRLINES CORPORATION
By	/s/ Ray Winborne
Ray Winborne
Vice President — Finance (Principal Financial and Accounting Officer)