Form 10-Q
period 2009-09-30
NORTHWEST AIRLINES CORP
filed 2009-10-28
CIK 1058033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission File Number: 1-15285
NORTHWEST AIRLINES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-1905580
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2700 Lone Oak Parkway, Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)
(612) 726-2111
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐       No ☑
      Note: The registrant is no longer subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is now a voluntary filer.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑       No ☐
     The registrant is a wholly owned subsidiary of Delta Air Lines, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $0.01 per share. As of September 30, 2009, there were 1,000 shares of the registrant’s Common Stock outstanding.
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by General Instruction H(2).

     Unless otherwise indicated, Northwest Airlines Corporation and our wholly-owned subsidiaries are collectively referred to as “Northwest,” “we,” “us,” and “our.”
FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. For examples of such risks and uncertainties, please see the cautionary statements contained in “Part II, Item 1A. Risk Factors” in this Form 10-Q. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

NORTHWEST AIRLINES CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in millions, except share data)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,413	$2,068
Short-term investments	21	49
Restricted cash and cash equivalents	217	196
Accounts receivable, net of an allowance for uncollectible accounts of $2 and $6 at September 30, 2009 and December 31, 2008, respectively	710	729
Hedge margin receivable	—	526
Expendable parts and supplies inventories, net of an allowance for obsolescence of $18 and $3 at September 30, 2009 and December 31, 2008, respectively	154	152
Deferred income taxes, net	49	131
Prepaid expenses and other	257	232

Total current assets	3,821	4,083

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $404 and $71 at September 30, 2009 and December 31, 2008, respectively	8,248	8,683

Other Assets:
Goodwill	4,619	4,572
Identifiable intangibles, net of accumulated amortization of $30 and $8 at September 30, 2009 and December 31, 2008, respectively	2,665	2,694
Other noncurrent assets	141	236

Total other assets	7,425	7,502

Total assets	$19,494	$20,268

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$387	$383
Air traffic liability	1,271	1,521
Accounts payable	845	903
Frequent flyer deferred revenue	474	522
Accrued salaries and related benefits	383	455
Hedge derivatives liability	68	561
Taxes payable	218	199
Note payable to parent	600	200
Other accrued liabilities	229	112

Total current liabilities	4,475	4,856

Noncurrent Liabilities:
Long-term debt and capital leases	4,299	5,382
Pension, postretirement and related benefits	5,674	5,476
Frequent flyer deferred revenue	1,424	1,500
Deferred income taxes, net	1,001	1,094
Other noncurrent liabilities	451	533

Total noncurrent liabilities	12,849	13,985

Commitments and Contingencies

Stockholder’s Equity:
Common stock at $0.01 par value; 1,000 shares issued at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid-in capital	4,564	3,605
Accumulated deficit	(838)	(539)
Accumulated other comprehensive loss	(1,556)	(1,639)

Total stockholder’s equity	2,170	1,427

Total liabilities and stockholder’s equity	$19,494	$20,268

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in millions, except per share data)	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger

Operating Revenue:
Passenger:
Mainline	$1,898	$2,801	$5,494	$7,741
Regional carriers	492	550	1,397	1,462

Total passenger revenue	2,390	3,351	6,891	9,203
Cargo	99	202	275	612
Other, net	363	260	906	721

Total operating revenue	2,852	3,813	8,072	10,536

Operating Expense:
Salaries and related costs	764	706	2,245	2,182
Aircraft fuel and related taxes	670	1,946	1,855	4,246
Contract carrier arrangements	246	275	658	820
Contracted services	183	198	549	611
Passenger commissions and other selling expenses	146	226	445	665
Aircraft maintenance materials and outside repairs	130	168	438	563
Landing fees and other rents	125	144	404	416
Depreciation and amortization	136	122	389	1,015
Passenger service	76	65	191	190
Aircraft rent	60	57	178	167
Impairment of goodwill and other intangible assets	—	—	—	3,841
Restructuring and merger-related items	32	1	116	1
Other	100	123	307	389

Total operating expense	2,668	4,031	7,775	15,106

Operating Income (Loss)	184	(218)	297	(4,570)

Other (Expense) Income:
Interest expense	(187)	(112)	(549)	(334)
Interest income	2	21	9	81
Loss on extinguishment of debt	(83)	—	(83)	—
Miscellaneous, net	9	(5)	32	(221)

Total other expense, net	(259)	(96)	(591)	(474)

Loss Before Income Taxes	(75)	(314)	(294)	(5,044)

Income Tax (Provision) Benefit	(2)	(3)	(5)	211

Net Loss	$(77)	$(317)	$(299)	$(4,833)

Basic and Diluted Loss per Share	N/A	$(1.20)	N/A	$(18.35)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
(in millions)	Post-Merger	Pre-Merger

Net cash provided by operating activities	$357	$451

Cash Flows From Investing Activities:
Property and equipment additions, including advance payments, net	110	(1,014)
Proceeds from sales of flight equipment	77	16
Redemption of short-term investments	28	55
Redesignation of cash equivalents to short-term investments	—	(246)
(Increase) decrease in restricted cash and cash equivalents	(101)	292
Investment in affiliated companies	—	(213)
Other, net	—	20

Net cash provided by (used in) investing activities	114	(1,090)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,350)	(365)
Capital contribution from parent	897	—
Proceeds from intercompany loan	400	—
Proceeds from long-term obligations	—	873
(Payments) proceeds of short-term obligations, net	(73)	115
Payments of deferred financing costs	—	(114)

Net cash (used in) provided by financing activities	(126)	509

Net Increase (Decrease) in Cash and Cash Equivalents	345	(130)
Cash and cash equivalents at beginning of period	2,068	2,939

Cash and cash equivalents at end of period	$2,413	$2,809

Non-cash transactions:
Flight equipment	$48	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST AIRLINES CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
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
     As a result of the application of purchase accounting, the Condensed Consolidated Financial Statements on or after October 30, 2008 are not comparable to the Condensed Consolidated Financial Statements prior to that date. References to “Post-Merger” refer to Northwest on or after October 30, 2008, after giving effect to the application of purchase accounting. References to “Pre-Merger” refer to Northwest prior to October 30, 2008.
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
     We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements can include codesharing, reciprocal frequent flyer program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. We have received anti-trust immunity for certain of our marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items in our Consolidated Statements of Operations.
     Management believes that the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including adjustments required by purchase accounting, normal recurring items and restructuring and merger-related items, considered necessary for a fair statement of results for the interim periods presented.
     Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results for the entire year.
     We have reclassified certain prior period amounts in our Condensed Consolidated Financial Statements to be consistent with our current period presentation.
     We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q.
New Accounting Standards
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133.” The standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years and interim periods. We adopted this standard on January 1, 2009.

     In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” The standard amends required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted this standard effective April 1, 2009.
NOTE 2. FAIR VALUE MEASUREMENTS
     Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
(in millions)	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$2,289	$2,289	$—	$—
Short-term investments	21	—	—	21
Restricted cash equivalents	217	217	—	—
Long-term investments	5	—	—	5
Hedge derivatives liability, net	(117)	—	(52)	(65)

     We record our cash equivalents and short-term investments at estimated fair value. The estimated fair values of other financial instruments, including derivative instruments, are determined using available market information and valuation methodologies, primarily discounted cash flow analyses.
     Valuation techniques for assets and liabilities in the Level 3 fair value hierarchy are based on the income approach using (1) a discounted cash flow model for investments and (2) a market and income approach using a discounted cash flow model for interest rate hedges.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Hedge Derivatives
(in millions)	Liability, Net

Balance at December 31, 2008	$(549)
Change in fair value included in earnings	(77)
Change in fair value included in other comprehensive income	91
Purchases and settlements, net	470

Balance at September 30, 2009	$(65)

     Losses included in earnings above for the nine months ended September 30, 2009 are recorded on our Consolidated Statements of Operations as follows:

	Aircraft Fuel Expense and	Other (Expense)
(in millions)	Related Taxes	Income

Total losses included in earnings	$(76)	$(1)

Change in unrealized losses relating to liabilities still held at September 30, 2009	$—	$(1)

Fair Value of Debt
     Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The following table presents information about the fair value of our debt at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008

Total debt at par value	$5,917	$7,353
Unamortized discount, net	(1,320)	(1,678)

Net carrying amount	$4,597	$5,675

Fair value (1)	$5,563	$5,195

(1)	The aggregate fair value of our debt was based primarily on reported market values and recently completed market transactions.
NOTE 3. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS
Aircraft Fuel Price Risk
     Our results of operations are materially impacted by changes in aircraft fuel prices, interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including fuel, interest rate and foreign currency hedges. We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets and recognize certain changes in the fair value of derivative instruments on our Consolidated Statements of Operations.
     We also participate in a fuel hedge program sponsored by Delta, whereby Delta enters into fuel hedges to manage the price risk of fuel costs associated with our and Delta’s estimated consolidated fuel consumption. In association with the terms of this program, Delta records the fair value of all related fuel hedges on its Consolidated Balance Sheets, and a pro-rata percentage of the hedge gains or losses are allocated to us based on fuel consumption and recorded on our Consolidated Statements of Operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at September 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.

Cash flow hedges
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income on our Consolidated Statements of Operations. The following table summarizes the accounting treatment and classification of our cash flow hedges on our Condensed Consolidated Financial Statements:

Impact of Unrealized Gains and Losses
		Consolidated	Consolidated
		Balance Sheets	Income Statements
Derivative Instrument(1)	Hedged Risk	Effective Portion	Ineffective Portion

Designated as cash flow hedges:

Fuel hedges consisting of crude oil, heating oil, and jet fuel swaps, collars and call options(2)	Volatility in jet fuel prices	Effective portion of hedge is recorded in accumulated other comprehensive income	Excess, if any, over effective portion of hedge is recorded in other (expense) income

Interest rate swaps and call options	Changes in interest rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Foreign currency forwards and collars	Fluctuations in foreign currency exchange rates	Entire hedge is recorded in accumulated other comprehensive income	Expect hedge to fully offset hedged risk; no ineffectiveness recorded

Not designated as hedges:

Fuel contracts consisting of crude oil, heating oil and jet fuel extendable swaps and three-way collars	Volatility in jet fuel prices	Entire amount of change in fair value of hedge is recorded in aircraft fuel expense and related taxes

(1)	In the Merger, Delta assumed our outstanding hedge contracts, which include fuel, interest rate and foreign currency cash flow hedges. On the Closing Date, Delta designated certain of these contracts as hedges. The remaining derivative contracts did not qualify for hedge accounting and settled as of June 30, 2009.

(2)	Ineffectiveness on our fuel hedge option contracts is calculated using a “perfectly effective” hypothetical derivative, which acts as a proxy for the fair value of the change in expected cash flows from the purchase of aircraft fuel.

Hedge Position
     The following tables reflect the estimated fair value gain (loss) position of our hedge contracts at September 30, 2009 and December 31, 2008:

	September 30, 2009
			Other		Hedge	Other
	Notional	Maturity	Noncurrent	Accounts	Derivatives	Noncurrent	Hedge Margin
(in millions, unless otherwise stated)	Balance	Date	Assets	Payable	Liability	Liabilities	Receivable

Designated as hedges

Interest rate swaps and caps designated as cash flow hedges	$1,597	December 2009 - May 2019	2	—	(39)	(27)

Foreign currency exchange forwards and collars	63.7 billion Japanese Yen, 257 million Canadian Dollars	October 2009 - July 2012	—	—	(28)	(25)

Total derivative instruments			$2	$—	$(67)	$(52)	$—

	December 31, 2008
				Hedge	Other
	Notional	Maturity	Accounts	Derivatives	Noncurrent	Hedge Margin
(in millions, unless otherwise stated)	Balance	Date	Payable	Liability	Liabilities	Receivable

Designated as hedges

Fuel hedge swaps, collars and call options	173 million gallons - crude oil	January - June 2009	$—	$(163)	$—

Interest rate swaps and call options designated as cash flow hedges	$1,700	December 2009 - May 2019	—	(32)	(63)

Foreign currency exchange forwards and collars	45.0 billion Japanese Yen	January - December 2009	—	(48)	—

Total designated			—	(243)	(63)

Not designated as hedges

Fuel hedge swaps and collars	180 million gallons - crude oil, heating oil, jet fuel	January - June 2009	(119)	(318)	—

Total not designated			(119)	(318)	—

Total derivative instruments			$(119)	$(561)	$(63)	$526

Hedge Gains (Losses)
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the three months ended September 30, 2009 and 2008 related to our designated hedge contracts are as follows:

			Effective Portion Reclassified
	Effective Portion Recognized in Other Comprehensive Loss		from Accumulated Other Comprehensive Loss to Earnings			Ineffective Portion Recognized in Other (Expense) Income
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2009	2008	2009		2008	2009	2008
(in millions)	Post-Merger	Pre-Merger	Post-Merger		Pre-Merger	Post-Merger	Pre-Merger

Designated as hedges
Fuel hedge swaps, collars and call options(1)	$—	$—	$(4	)(4)	$—	$3 (4)	$—
Interest rate swaps and call options designated as cash flow hedges(2)	(16)	(9)	1		—	—	—
Foreign currency exchange forwards and collars(3)	52	9	—		(4)	—	—

Total designated	$36	$—	$(3)		$(4)	$3	$—

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains and losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains and losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.

(4)	Includes losses of $4 million and gains of $3 million recorded in aircraft fuel and related taxes and other (expense) income, respectively, related to hedge contracts allocated from Delta.
     Gains (losses) recorded on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2009 and 2008 related to our designated hedge contracts designated are as follows:

			Effective Portion Reclassified from
	Effective Portion Recognized in Other Comprehensive Loss		Accumulated Other Comprehensive Loss to Earnings			Ineffective Portion Recognized in Other (Expense) Income
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2009	2008	2009		2008	2009	2008
(in millions)	Post-Merger	Pre-Merger	Post-Merger		Pre-Merger	Post-Merger	Pre-Merger

Designated as hedges
Fuel hedge swaps, collars and call options(1)	$71	$—	$(92	)(4)	$—	$19 (4)	$—
Interest rate swaps and call options designated as cash flow hedges(2)	31	11	—		—	—	—
Foreign currency exchange forwards and collars(3)	(16)	17	2		(13)	—	—

Total designated	$86	$28	$(90)		$(13)	$19	$—

(1)	Gains and losses on fuel hedge contracts reclassified from accumulated other comprehensive loss are recorded in aircraft fuel and related taxes.

(2)	Gains and losses on interest rate swaps and call options reclassified from accumulated other comprehensive loss are recorded in interest expense.

(3)	Gains and losses on foreign currency exchange contracts reclassified from accumulated other comprehensive loss are recorded in passenger and cargo revenue.

(4)	Includes losses of $17 million and gains of $19 million recorded in aircraft fuel and related taxes and other (expense) income, respectively, related to hedge contracts allocated from Delta.

     We recorded a loss of $473 million for the three months ended September 30, 2008 and losses of $15 million and $174 million for the nine months ended September 30, 2009 and 2008, respectively, to aircraft fuel and related taxes on our Consolidated Statements of Operations for the nine months ended September 30, 2009 related to our derivative contracts that were not designated as hedges. As of September 30, 2009, we expect to reclassify $11 million in unrealized gains recorded in accumulated other comprehensive loss on Delta’s Consolidated Balance Sheet into our Consolidated Statement of Operations during the next 12 months.
Credit Risk
     To manage credit risk associated with our interest rate and foreign currency hedging programs, counterparties are selected based on their credit ratings and exposure is limited to any one counterparty. The market position of these programs and relative market position with each counterparty are also monitored.
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
     We also have receivables from the sale of mileage credits under our WorldPerks Program to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. We believe the credit risk associated with these receivables is minimal and that the allowance for uncollectible accounts that we have provided is appropriate.
NOTE 4. DEBT
     In September 2009, Delta borrowed a total of $2.1 billion under three new financings: (1) Senior Secured Credit Facilities; (2) Senior Secured Notes; and (3) Senior Second Lien Notes. Delta used a portion of the net proceeds to repay in full the Bank Credit Facility due in 2010 in the form of a capital contribution. Delta’s new financing agreements are guaranteed by substantially all of Delta’s subsidiaries, including us, and are secured by our Pacific route authorities and certain related assets.
     The following table summarizes our debt at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008

Bank Credit Facility due 2010	$—	$904
Revolving Credit Facility due 2009	—	—
Certificates due in installments from 2009 to 2022	1,602	1,735
Aircraft financings due in installments from 2009 to 2025	3,740	4,003
Other secured financings due in installments from 2009 to 2031	575	711

Total secured debt	5,917	7,353
Unamortized discount(1)	(1,320)	(1,678)

Total debt	4,597	5,675
Less: current maturities	(386)	(382)

Total long-term debt	$4,211	$5,293

(1)	This item includes a reduction in the carrying value of debt as a result of purchase accounting related to the Merger, which will be amortized to interest expense over the remaining maturities of the respective debt.

Obligations Guaranteed by Northwest
Senior Secured Credit Facilities
     In September 2009, Delta entered into a first-lien revolving credit facility in the aggregate principal amount of $500 million (the “Revolving Facility”) and a first-lien term loan facility in the aggregate principal amount of $250 million (the “Term Facility” and collectively with the Revolving Facility, the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities are guaranteed by substantially all of Delta’s domestic subsidiaries, including us and certain of our subsidiaries (the “Guarantors”) and are secured by a first lien on our Pacific route authorities and certain related assets (the “Pacific Collateral”). Lenders under the Senior Secured Credit Facilities and holders of the Senior Secured Notes (as described below) will have equal rights to payment and collateral.
     Borrowings under the Term Facility will be repaid in an amount equal to 1% of the original principal amount of the term loans annually (to be paid in equal quarterly installments), with the balance of the term loans due and payable in September 2013. Borrowings under the Term Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of September 30, 2009, the Term Facility had an interest rate of 8.8% per annum.
     In September 2009, Delta borrowed the entire amount of the Revolving Facility, which matures in March 2013. Borrowings under the Revolving Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the Revolving Facility bear interest at a variable rate equal to LIBOR or another index rate, in each case plus a specified margin. As of September 30, 2009, the Revolving Facility had an interest rate 9.4% per annum.
     The Senior Secured Credit Facilities include affirmative, negative and financial covenants that restrict Delta’s ability to, among other things, incur additional secured indebtedness, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants may have a material adverse impact on Delta’s operations. The Senior Secured Credit Facilities also contain financial covenants that require Delta to:
•	maintain a minimum fixed charge coverage ratio (defined as the ratio of (1) earnings before interest, taxes, depreciation, amortization and aircraft rent, and subject to other adjustments to net income (“EBITDAR”) (excluding gains and losses arising under fuel hedging arrangements incurred prior to the closing date of the Senior Secured Credit Facilities) to (2) the sum of cash interest expense plus cash aircraft rent expense plus the interest portion of Delta’s capitalized lease obligations) in each case for the twelve-month period ending as of the last day of each fiscal quarter of not less than 1.20 to 1;

•	maintain a minimum collateral coverage ratio (defined as the ratio of aggregate current market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral and the aggregate principal amount of the outstanding Senior Secured Notes) of 1.60:1; and

•	maintain unrestricted cash, cash equivalents and short-term investments of not less than $2 billion.
     The Senior Secured Credit Facilities also contain mandatory prepayment provisions that require Delta in certain instances to prepay obligations under the Senior Secured Credit Facilities in connection with dispositions of collateral. In addition, if the collateral coverage ratio is less than 1.60:1, Delta must either provide additional collateral in the form of cash or additional routes and slots to secure the obligations, or Delta must repay the loans under the Senior Secured Credit Facilities by an amount necessary to comply with the collateral coverage ratio.
Senior Secured Notes
     Also in September 2009, Delta issued $750 million of Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes mature in September 2014 and have a fixed interest rate of 9.5% per annum. Delta may redeem some or all of the Senior Secured Notes at any time on or after September 15, 2011 at specified redemption prices. If Delta sells certain of its assets or if they experience specific kinds of changes in control, they must offer to repurchase the Senior Secured Notes.
     Delta’s obligations under the Senior Secured Notes are guaranteed by the Guarantors. The Senior Secured Notes and related guarantees are secured on a senior basis equally and ratably with the indebtedness incurred under Delta’s Senior Secured Credit Facilities by security interests in the Pacific Collateral.

     The Senior Secured Notes include covenants that, among other things, restrict Delta’s ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends. In addition, in the event the collateral coverage ratio, which has the same definition as in the Senior Secured Credit Facilities, is less than 1.60:1, Delta must pay additional interest on the Senior Secured Notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.60:1.
     The Senior Secured Notes contain events of default customary for similar financings, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Notes may be accelerated and become due and payable immediately.
Senior Second Lien Notes
     Also in September 2009, Delta issued $600 million of Senior Second Lien Notes (the “Senior Second Lien Notes”). The Senior Second Lien Notes mature in March 2015 and have a fixed interest rate of 12.25% per annum. Delta may redeem some or all of the Senior Second Lien Notes at any time on or after March 15, 2012 at specified redemption prices. If Delta sells certain of its assets or if they experience specific kinds of changes in control, they must offer to repurchase the Senior Second Lien Notes.
     Delta’s obligations under the Senior Second Lien Notes are guaranteed by the Guarantors. The Senior Second Lien Notes and related guarantees are secured on a junior basis by security interests in the Pacific Collateral.
     The Senior Second Lien Notes include covenants and default provisions that are substantially similar to the ones described under “Senior Secured Notes” above. In addition, in the event (1) the collateral coverage ratio (defined as the ratio of aggregate current market value of the collateral to the sum of the aggregate outstanding exposure under the Senior Secured Credit Facilities and certain obligations with equal rights to payment and collateral, the aggregate principal amount of the outstanding Senior Secured Notes, and the aggregate principal amount of the outstanding Senior Second Lien Notes and any other permitted junior indebtedness that is secured by the collateral) is less than 1.00:1 or (2) Delta is required to pay additional interest on the Senior Secured Notes, Delta must pay additional interest on the Senior Second Lien Notes at the rate of 2% per annum until the later of (a) the collateral coverage ratio equals at least 1.00:1 or (b) special interest on the Senior Secured Notes ceases to accrue.
Revolving Credit Facility
     In September 2009, we amended the Revolving Credit Facility to, among other things, reduce its borrowing limit from $500 million to $300 million and change its maturity date to December 30, 2009. Borrowings under the Revolving Credit Facility can be prepaid without penalty and amounts prepaid can be reborrowed. Borrowings under the Revolving Credit Facility are guaranteed by certain of our subsidiaries. The Revolving Credit Facility and related guarantees are secured by substantially all of our unencumbered assets as of October 29, 2008.
     The Revolving Credit Facility contains financial covenants that require us to maintain (1) unrestricted cash, cash equivalents and short-term investments, together with the undrawn amount of the Revolving Credit Facility (“Cash Liquidity”), of not less than $1.25 billion, (2) a minimum collateral coverage threshold (defined as the appraised value of certain eligible collateral) of not less than $625 million and (3) a minimum ratio of EBITDAR to consolidated fixed charges.
     The Revolving Credit Facility contains events of default customary for financings of its type, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Revolving Credit Facility may be accelerated and become due and payable immediately and our cash may become restricted. Additionally, if at any time Cash Liquidity is less than $2.25 billion, the commitment of each lender under the Revolving Credit Facility is reduced by 50%.

Other Financing Agreements
     Certificates. Pass-Through Trust Certificates and Enhanced Equipment Trust Certificates (collectively, the “Certificates”) are secured by 89 aircraft. As of September 30 2009, the Certificates had interest rates ranging from 1.0% to 9.2%.
     Aircraft Financing. We have $3.7 billion of loans secured by 155 aircraft, not including aircraft securing the Certificates, which had interest rates ranging from 0.9% to 7.2% at September 30, 2009.
     Other Secured Financings. Other secured financings primarily include (1) manufacturer term loans, secured by spare parts, spare engines and aircraft, (2) real estate loans, (3) a Metropolitan Airport Commission loan and (4) a receivables securitization (the “Accounts Receivable Financing Facility”). The financings had annual interest rates ranging from 1.5% to 8.8% at September 30, 2009.
     In November 2007, we entered into the Accounts Receivable Financing Facility for up to $150 million. The facility matures in 364 days with annual renewal provisions that could result in a final maturity date of November 29, 2012. As of December 31, 2008, $100 million was drawn under the facility. In June 2009, the facility was amended to include Delta and its size was reduced to $100 million. As of September 30, 2009, we had $27 million was drawn under the facility.
Covenants
     We were in compliance with all covenants in our financing agreements at September 30, 2009.
Future Maturities
     The following table summarizes scheduled maturities of our debt, including current maturities, at September 30, 2009:
Years Ending December 31,

(in millions)	Total

Three months ending December 31, 2009	$201
2010	520
2011	663
2012	485
2013	685
2014	571
Thereafter	2,792

5,917
Unamortized discount	(1,320)

Total	$4,597

NOTE 5. EMPLOYEE BENEFIT PLANS
Net Periodic Benefit Cost
     Net periodic cost for the three months ended September 30, 2009 and 2008 includes the following components:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in millions)	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger

Service cost	$2	$6	$3	$6
Interest cost	138	141	9	12
Expected return on plan assets	(80)	(140)	—	—
Recognized net actuarial loss	4	—	—	—
Special termination and settlements	3	—	—	—

Net periodic cost	$67	$7	$12	$18

     Net periodic cost for the nine months ended September 30, 2009 and 2008 includes the following components:

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in millions)	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger

Service cost	$5	$17	$11	$19
Interest cost	414	423	28	36
Expected return on plan assets	(241)	(420)	—	—
Recognized net actuarial loss	13	1	1	—
Special termination and settlements	8	—	6	—

Net periodic cost	$199	$21	$46	$55

NOTE 6. COMPREHENSIVE LOSS
     The following table shows the components of accumulated other comprehensive loss for the nine months ended September 30, 2009:

	Unrecognized	Derivative	Marketable	Valuation
(in millions)	Pension Liability	Instruments	Equity Securities	Allowance	Total

Balance at December 31, 2008	$(908)	$(126)	$(5)	$(600)	$(1,639)
Pension adjustment	(10)	—	—	—	(10)
Changes in fair value	—	13	7	—	20
Reclassification to earnings	—	73	—	—	73
Tax effect	3	(32)	(2)	31	—

Balance at September 30, 2009	$(915)	$(72)	$—	$(569)	$(1,556)

NOTE 7. RESTRUCTURING AND MERGER-RELATED ITEMS
     The following table shows charges recorded in restructuring and merger-related items on our Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger

Severance and related costs	$13	$—	$41	$—
Merger-related items	19	1	75	1

Total restructuring and merger-related items	$32	$1	$116	$1

     Severance and related costs primarily relates to workforce reduction programs for U.S. employees. During the three and nine months ended September 30, 2009, we recorded $13 million and $41 million, respectively, associated with workforce reduction programs, including $6 million of special termination benefits related to retiree healthcare during the nine months ended September 30, 2009. We expect any additional charges to be incurred in connection with these programs will be immaterial.
     Merger-related items relate to costs associated with integrating our operations into Delta, including costs related to information technology, employee relocation and training, and re-branding of aircraft and stations.
     The following table shows balances for restructuring charges as of September 30, 2009, and the activity for the nine months then ended. The table also shows the balances for the restructuring charges assumed in the Merger as of September 30, 2009, and the activity for the nine months then ended.

	Liability				Liability
	Balance at	Additional	Purchase		Balance at
	December 31,	Costs and	Accounting		September 30,
(in millions)	2008	Expenses	Adjustments	Payments	2009

Severance and related costs (1)	$47	$35	$—	$(39)	$43
Facilities and other(1)	32	—	18	(5)	45

Total	$79	$35	$18	$(44)	$88

(1)	The liability balance at December 31, 2008 represents liabilities recorded in connection with the Merger.
     We intend to ground the entire fleet of B-747-200F dedicated freighter aircraft by December 31, 2009, due to its age and inefficiency. As a result, we reviewed the fleet and related spare engines for impairment during the nine months ended September 30, 2009 and concluded that no impairment existed.
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
     Pursuant to terms of the Plan of Reorganization, 226 million shares of the Pre-Merger company’s common stock were issuable to holders of allowed general unsecured claims and eight million shares were issuable to holders who also held a guaranty claim from the Northwest Debtors. Once a claim is allowed, consistent with the claims resolution process as provided in the Plan of Reorganization, the claimant is entitled to a distribution. Pursuant to the terms of the Merger Agreement, each outstanding share of Northwest common stock (including shares issuable pursuant to the Plan of Reorganization) was converted into and became exchangeable for 1.25 shares of Delta common stock. An equivalent of 229 million shares of the Pre-Merger company’s common stock (or 286 million Post-Merger shares of Delta common stock) have been issued and distributed through September 30, 2009, in respect of valid unsecured and guaranty claims. In total, an equivalent of five million remaining shares of the Pre-Merger company’s new common stock (or six million Post-Merger shares of Delta common stock) were held in reserve under the terms of the Plan of Reorganization.

     We estimate that our unsecured claims to be allowed will not exceed $8.2 billion. Differences between claim amounts filed and our estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to us associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims against the Pre-Merger company will receive, under the Plan of Reorganization, Delta common stock based on the pro-rata amount of Northwest shares held in reserve. Secured claims were deemed unimpaired under the Plan of Reorganization and were satisfied upon either reinstatement of the obligations in the Pre-Merger company, surrendering the collateral to the secured party, or by making full payment in cash.
NOTE 9. LOSS PER SHARE
     On the Closing Date, we became a wholly-owned subsidiary of Delta and the shares of Northwest, which traded under the symbol “NWA,” ceased trading on, and were delisted from, the New York Stock Exchange. As a result, we are not presenting Post-Merger company loss per share data for the three and nine months ended September 30, 2009.
     We calculate basic loss per share by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share. Accordingly, the calculation of basic loss per share for the three and nine months ended September 30, 2008 assumes there was outstanding at the beginning of each of these periods all 234 million shares contemplated by the Plan of Reorganization to be distributed to holders of allowed unsecured and guaranty claims.
     The following table shows our computation of basic and diluted loss per share for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions, except per share data)	2008	2008

Basic and diluted:
Net loss	$(317)	$(4,833)
Weighted average shares outstanding(1)	265	263

Basic and diluted loss per share	$(1.20)	$(18.35)

(1)	For the three and nine months ended September 30, 2008, we excluded from our loss per share calculations all common stock equivalents because their effect was anti-dilutive. These common stock equivalents totaled 12 million in restricted stock units and stock options.
NOTE 10. RELATED PARTY TRANSACTIONS
     Subsequent to the Merger, we entered into a $300 million intercompany credit facility with Delta (the “Delta Credit Facility”). On February 4, 2009, we amended the size of the Delta Credit Facility from $300 million to $750 million. On July 22, 2009, we amended the Delta Credit Facility from $750 million to $2 billion. During the nine months ended September 30, 2009, we drew an additional $400 million for a total of $600 million outstanding as of September 30, 2009. Interest on unpaid principal is paid quarterly. We paid $4 million in interest in the nine months ended September 30, 2009 and had an outstanding interest payable of $3 million as of that date.
     Certain revenue and expense have been allocated from Delta to Northwest based on key business activity drivers in accordance with Delta’s cost allocation policy. Accordingly, the volume of intercompany receivable and payable transactions has increased since December 31, 2008. The below table reflects the balances of these intercompany transactions as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008

Accounts receivable	$299	$42
Accounts payable	(284)	(27)
Note payable to parent	(600)	(200)

Net payable	$(585)	$(185)

     In October 2009, our WorldPerks Program was merged into Delta’s SkyMiles Program. WorldPerks miles were combined into the SkyMiles Program based on a one-to-one ratio. As miles are redeemed, Delta will allocate the applicable revenue realized to Northwest in accordance with its cost allocation policy.

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
     As a result of the application of purchase accounting, the financial statements prior to the Closing Date are not comparable with the financial statements for periods on or after the Closing Date. References to “Post-Merger” refer to Northwest on or after the Closing Date, after giving effect to the application of purchase accounting. References to “Pre-Merger” refer to Northwest prior to the Closing Date.
Overview
     For the September 2009 quarter, we reported a net loss of $77 million. This compares to a September 2008 quarter net loss of $317 million, which included a $473 million loss related to our derivative contracts.
     Total operating revenue declined 25% to $2.9 billion in the September 2009 quarter compared to the September 2008 quarter. Total passenger revenue declined 29% to $2.4 billion. Operating expenses in the quarter decreased 34% to $2.7 billion, primarily related to lower aircraft fuel and related costs in the September 2009 quarter.
     At September 30, 2009, we had $2.4 billion in cash, cash equivalents and short-term investments. In September 2009, Delta borrowed a total of $2.1 billion under three new financings. Delta used a portion of the net proceeds to repay in full our approximately $900 million senior secured exit financing facility due in 2010 in the form of a capital contribution. Delta’s new financing agreements are guaranteed by substantially all of Delta’s subsidiaries, including us, and are secured by our Pacific route authorities and certain related assets. In addition, we had $300 million in an undrawn revolving credit facility.
Results of Operations—September 2009 and 2008 Quarters
Operating Revenue
     Mainline Passenger Revenue. Mainline passenger revenue decreased $903 million, or 32%, primarily due to weakened demand for air travel from the global recession and related capacity reductions. Passenger revenue per available seat mile (“PRASM”) decreased 28% as a result of a 27% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1) a reduction in business demand and significantly reduced demand for international travel due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to the year-over-year decline in fuel prices.
     Regional carriers. Passenger revenue of regional carriers decreased $58 million to $492 million primarily due to a 19% decrease in passenger mile yield.
     Cargo. Cargo revenue decreased $103 million to $99 million due to the effects of capacity reductions, including the grounding of five dedicated freighter B-747-200F aircraft since the Closing Date, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Other, net. Other, net revenue increased $103 million to $363 million due primarily to increased baggage handling fees.

Operating Expense

	Three Months Ended September 30,		Increase	Percent
(in millions)	2009	2008	(Decrease)	Change

Operating Expense:
Salaries and related costs	$764	$706	$58	8%
Aircraft fuel and related taxes	670	1,946	(1,276)	(66)%
Contract carrier arrangements	246	275	(29)	(11)%
Contracted services	183	198	(15)	(8)%
Passenger commissions and other selling expenses	146	226	(80)	(35)%
Aircraft maintenance materials and outside repairs	130	168	(38)	(23)%
Landing fees and other rents	125	144	(19)	(13)%
Depreciation and amortization	136	122	14	11%
Passenger service	76	65	11	17%
Aircraft rent	60	57	3	5%
Restructuring and merger-related items	32	1	31	NM
Other	100	123	(23)	(19)%

Total operating expense	$2,668	$4,031	$(1,363)	(34)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $1.3 billion primarily due to (1) $702 million associated with lower average fuel prices, (2) $105 million from a 6% decline in fuel consumption due to capacity reductions and (3) a $469 million reduction in fuel hedge losses compared to the September 2008 quarter.
     Contract carrier arrangements. Contract carrier arrangements decreased primarily due to lower average fuel prices.
     Passenger commission and other selling expenses. Passenger commissions and other selling expenses decreased in connection with the decrease in passenger revenue.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased as a result of capacity reductions.
     Restructuring and merger-related items. During the September 2009 quarter, we recorded a $19 million charge for merger-related items associated with integrating our operations into Delta and a $13 million charge in connection with employee workforce reduction programs.
Other Expense (Income)
     We recorded other expense, net of $259 million in the September 2009 quarter as compared to other expense, net of $96 million in the September 2008 quarter. This increase is primarily due to an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of our senior secured exit financing facility (the “Bank Credit Facility”) and an increase in debt discount amortization recorded in interest expense as a result of purchase accounting.
Income Taxes
     We recorded an income tax provision of $2 million and $3 million for the September 2009 and 2008 quarters, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the September 2009 and 2008 quarters. The deferred tax asset resulting from those net operating losses are fully reserved by a valuation allowance.

Results of Operations—Nine Months Ended September 30, 2009 and 2008
Operating Revenue
     Mainline Passenger Revenue. Mainline passenger revenue decreased $2.2 billion, or 29%, primarily due to weakened demand for air travel from the global recession, the effects of the H1N1 virus and related capacity reductions. PRASM decreased 21% as a result of a 19% decrease in passenger mile yield. The decrease in passenger mile yield reflects (1)  a reduction in business demand and significantly reduced demand for international travel due to the global recession, (2) an overall decrease in average fares due to competitive pricing pressures and (3) lower fuel surcharges due to year-over-year decline in fuel prices.
     Regional Carriers. Passenger revenue of regional carriers decreased by $65 million to $1.4 billion primarily due to a 20% decrease in passenger mile yield.
     Cargo. Cargo revenue decreased $337 million to $275 million due to the effects of capacity reductions, including the grounding of five dedicated freighter B-747-200F aircraft since the Closing Date, significantly reduced cargo yields, decreased international volume and lower fuel surcharges due to the year-over-year decline in fuel prices.
     Other, net. Other, net revenue increased $185 million to $906 million due primarily due to new or increased administrative service charges and baggage handling fees.
Operating Expense

	Nine Months Ended September 30,		Increase	Percent
(in millions)	2009	2008	(Decrease)	Change

Operating Expense:
Salaries and related costs	$2,245	$2,182	$63	3%
Aircraft fuel and related taxes	1,855	4,246	(2,391)	(56)%
Contract carrier arrangements	658	820	(162)	(20)%
Contracted services	549	611	(62)	(10)%
Passenger commissions and other selling expenses	445	665	(220)	(33)%
Aircraft maintenance materials and outside repairs	438	563	(125)	(22)%
Landing fees and other rents	404	416	(12)	(3)%
Depreciation and amortization	389	1,015	(626)	(62)%
Passenger service	191	190	1	1%
Aircraft rent	178	167	11	7%
Impairment of goodwill and other intangible assets	—	3,841	(3,841)	(100)%
Restructuring and merger-related items	116	1	115	NM
Other	307	389	(82)	(21)%

Total operating expense	$7,775	$15,106	$(7,331)	(49)%

     Aircraft fuel and related taxes. Aircraft fuel and related taxes decreased $2.4 billion primarily due to decreases of (1) $1.9 billion associated with lower average fuel prices, (2) $394 million from a 10% decline in fuel consumption due to capacity reductions and (3) a $67 million reduction in fuel hedge losses year-over-year.
     Contract carrier arrangements. Contract carrier arrangements decreased primarily due to lower average fuel prices.
     Passenger commission and other selling expenses. Passenger commissions and other selling expenses decreased in connection with the decrease in passenger revenue.
     Aircraft maintenance materials and outside repairs. Aircraft maintenance materials and outside repairs decreased as a result of capacity reductions.
     Depreciation and amortization. Depreciation and amortization decreased as a result of $641 million in impairment related charges recorded in the nine months ended September 30, 2008, primarily related to certain definite-lived intangible assets and aircraft.

     Impairment of goodwill and other intangible assets. During the March 2008 quarter, we experienced a significant decline in market capitalization driven primarily by record high fuel prices and overall airline industry conditions. In addition, the announcement of our intention to merge with Delta established a stock exchange ratio based on the relative valuation of Northwest and Delta. As a result of these indicators, we determined goodwill was impaired and recorded a non-cash charge of $3.2 billion. We also recorded a non-cash charge of $598 million to reduce the carrying value of certain indefinite-lived intangible assets based on their revised estimated fair values.
     Restructuring and merger-related items. During the nine months ended September 30, 2009, we recorded a $75 million charge for merger-related items associated with integrating our operations into Delta and a $41 million charge in connection with employee workforce reduction programs.
Other Expense (Income)
     We recorded other expense, net of $591 million in the nine months ended September 30, 2009 as compared to other expense, net of $474 million in the nine months ended September 30, 2008. The increase is due to (1) the increase in debt discount amortization recorded in interest expense as a result of purchase accounting, (2) an $83 million non-cash loss for the write-off of the unamortized discount on the extinguishment of the Bank Credit Facility and (3) a decrease in interest income primarily from significantly reduced short-term interest rates, partially offset by the impairment in 2008 of our $213 million minority ownership interest in Midwest Air Partners, LLC.
Income Taxes
     We recorded an income tax provision of $5 million for the nine months ended September 30, 2009, primarily related to international and state income taxes. We did not record an income tax benefit as a result of our loss for the nine months ended September 30, 2009. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
     We recorded an income tax benefit of $211 million for the nine months ended September 30, 2008, primarily as a result of the impairment of our indefinite-lived intangible assets. The impairment of goodwill did not result in an income tax benefit as goodwill is not deductible for income tax purposes. We did not record an income tax benefit for the remainder of nine months ended September 30, 2008. The deferred tax asset resulting from such a net operating loss is fully reserved by a valuation allowance.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
     Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.
ITEM 4. Controls and Procedures.
     Management, including the President and Chief Operating Officer and Senior Vice President & Treasurer, performed an evaluation of our disclosure controls and procedures, which have been designed to effectively identify and timely disclose important information. Management, including the President and Chief Operating Officer and Senior Vice President & Treasurer, concluded that the controls and procedures were effective as of September 30, 2009 to ensure that material information was accumulated and communicated to management, including the President and Chief Operating Officer and Senior Vice President & Treasurer, as appropriate to allow timely decisions regarding required disclosure.
     Except as set forth below, during the three months ended September 30, 2009, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     On October 29, 2008 we completed our Merger with Delta Air Lines, Inc. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute Merger integration activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Northwest Airlines Corporation
We have reviewed the condensed consolidated balance sheet of Northwest Airlines Corporation (the Company) as of September 30, 2009 (Post-merger Successor), and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 (Post-merger Successor) and 2008 (Pre-merger Successor), and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 (Post-merger Successor) and 2008 (Pre-merger Successor). These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Northwest Airlines Corporation as of December 31, 2008 (Post-merger Successor) and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from October 30, 2008 to December 31, 2008 (Post-merger Successor), the period from January 1, 2008 to October 29, 2008 (Pre-merger Successor) and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements.
/s/ Ernst & Young LLP
Atlanta, Georgia
October 28, 2009

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
Risk Factors Relating to Northwest
Our business and results of operations are dependent on the price and availability of aircraft fuel. High fuel costs or cost increases could have a materially adverse effect on our operating results. Likewise, significant disruptions in the supply of aircraft fuel would materially adversely affect our operations and operating results.
     Our operating results are significantly impacted by changes in the price and availability of aircraft fuel. Fuel prices have increased substantially in the last five years and spiked at record high levels in 2008 before falling dramatically during the latter part of 2008. In 2008, our average fuel price per gallon rose 72% to $3.69, as compared to an average price of $2.15 in 2007, which was 6% higher than our average price of $2.02 in 2006 and significantly higher than fuel prices in the earlier part of this decade. Fuel costs represented 32% of our operating expense in 2008 and 2007. Our average fuel price per gallon was $1.77 for the first nine months of 2009, and fuel costs represented 26% of operating expense for that period. Fuel costs have had a significant negative effect on our results of operations and financial condition.
     Our ability to pass along the increased costs of fuel to our customers is limited by the competitive nature of the airline industry. We often have not been able to increase our fares to offset the effect of increased fuel costs in the past and we may not be able to do so in the future.
     In addition, our aircraft fuel purchase contracts do not provide material protection against price increases or assure the availability of our fuel supplies. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. In an effort to manage our exposure to changes in fuel prices, we use derivative instruments, which are comprised of crude oil, heating oil and jet fuel swap, collar and call option contracts, though we may not be able to successfully manage this exposure. Depending on the type of hedging instrument used, our ability to benefit from declines in fuel prices may be limited.
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
     As the effects of the global economic recession have been felt in our domestic and international markets, we are experiencing significantly weaker demand for air travel. Our demand began to slow during the December 2008 quarter and global economic conditions in 2009 are substantially reducing U.S. airline industry revenues in 2009 compared to 2008. As a result, Delta is reducing its consolidated capacity by 7 to 9% in 2009 compared to the combined capacity of Delta and Northwest during 2008 (which reflects planned domestic and international capacity reductions of 7 to 9%). Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period, and overall demand could fall lower than we are able prudently to reduce capacity. The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.
The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
     The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the credit crisis could have an impact on our fuel hedging contracts or our interest hedging contracts if counterparties are forced to file for bankruptcy or are otherwise unable to perform their obligations.
     The financial crisis and economic downturn have also resulted in broadly lower investment asset returns and values, including in the defined benefit pension plans that we sponsor for eligible employees and retirees. As of December 31, 2008, the defined benefit pension plans had an estimated benefit obligation of approximately $8.8 billion and were funded through assets with a value of approximately $3.9 billion. We estimate that our funding requirements for our defined benefit pension plans, which are governed by the Employee Retirement Income Security Act (“ERISA”) and have been frozen for future accruals, are approximately $60 million in 2009 and $300 million in 2010. The significant increase in required funding is due primarily to the decline in the investment markets in 2008, which negatively affected the value of our pension assets. Estimates of pension plan funding requirements can vary materially from actual funding requirements because the estimates are based on various assumptions concerning factors outside our control, including, among other things, the market performance of assets; statutory requirements; and demographic data for participants, including the number of participants and the rate of participant attrition. Results that vary significantly from our assumptions could have a material impact on our future funding obligations.
Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
     We have substantial indebtedness, which could:
•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our payment and other obligations under our indebtedness;

•	limit our ability to borrow additional money for working capital, restructurings, capital expenditures, research and development, investments, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

•	limit our flexibility in responding to changing business and economic conditions, including increase competition and demand for new services, placing us at a disadvantage when compared to our competitors that have less debt, and making us more vulnerable than our competitors who have less debt to a downturn in our business, industry or the economy in general.

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
Our revolving credit facility includes financial and other covenants that impose restrictions on our financial and business operations.
     Our revolving credit facility agreement contains financial covenants that require us to maintain a minimum fixed charge coverage ratio, minimum unrestricted cash reserves and minimum collateral coverage ratios. In addition, the credit facility contains other negative covenants customary for such financings. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. These covenants are subject to important exceptions and qualifications.
     The revolving credit facility agreement also contains other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable, and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance the borrowings under the credit facility if such amounts were accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the credit facility could also result in an event of default under other of our financing agreements.
Employee strikes and other labor-related disruptions may adversely affect our operations.
     Our business is labor intensive, utilizing large numbers of pilots, flight attendants and other personnel. As of September 30, 2009, approximately 59% of our workforce was unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.
     In addition, if we or our affiliates are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act. Likewise, if third party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups on current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.
The ability to realize fully the anticipated benefits of our merger with Delta may depend on the successful integration of the businesses of Delta and Northwest.
     Our merger with Delta involved the combination of two companies which operated as independent public companies prior to the merger. Delta is devoting significant attention and resources to integrating business practices and operations in order to achieve the benefits of the merger, including expected synergies. If we are unable to integrate our business practices and operations in a manner that allows us to achieve the anticipated revenue and cost synergies, or if achievement of such synergies takes longer or costs more than expected, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the integration process could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results. Delta expects to incur total cash costs of approximately $500 million over approximately three years to integrate the two airlines.

Completion of the integration of the Delta and Northwest Airlines, Inc. workforces may present significant challenges.
     The successful integration of Delta and Northwest and achievement of the anticipated benefits of the merger depend significantly on integrating Delta’s and Northwest Airlines, Inc.’s employee groups and on maintaining productive employee relations. While integration of a number of the workgroups (including pilots and aircraft maintenance technicians) is proceeding, completion of the integration of certain workgroups (including flight attendants, airport employees and reservations employees) of the two pre-merger airlines will require the resolution of potentially difficult issues, including, but not limited to the process and timing for determining whether the combined post-merger workgroups wish to have union representation. Unexpected delay, expense or other challenges to integrating the workforces could impact the expected synergies from the combination of Delta and Northwest and affect our financial performance.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     Our business is heavily dependent on our operations at our hub airports in Detroit, Memphis, Minneapolis/St. Paul, Amsterdam and Tokyo-Narita. Each of these hub operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub to other major cities and to other hubs. A significant interruption or disruption in service at one of our hubs could have a serious impact on our business, financial condition and results of operations.
     We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology or integrate the systems and technologies of Delta and Northwest, our business may be adversely affected.
     We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. For example, we have made significant investments in websites, check-in kiosks and related initiatives. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex systems and technologies that support the separate operations of Delta and Northwest. If we are unable to manage these challenges effectively, our business and results of operations could be negatively affected.
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
     In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
     As of September 30, 2009, Delta reported a consolidated federal and state NOL carryforward of approximately $16.5 billion. Both Delta and Northwest experienced an ownership change in 2007 as a result of their respective plans of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of the merger, Northwest experienced a subsequent ownership change. Delta also experienced a subsequent ownership change on December 17, 2008 as a result of the merger, the issuance of equity to employees in connection with the merger and other transactions involving the sale of our common stock within the testing period.
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
     We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from both new and established carriers, some of which have lower costs than we do and provide service at low fares to destinations served by us. In particular, we face significant competition at our hub airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs. We also face competition in smaller to medium-sized markets from regional jet operators.
     Low-cost carriers, including Southwest, AirTran and JetBlue, have placed significant competitive pressure on network carriers in the domestic market. In addition, other network carriers have also significantly reduced their costs over the last several years. Our ability to compete effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected. In light of increased jet fuel costs and other issues in recent years, we expect consolidation to occur in the airline industry. As a result of consolidation, we may face significant competition from larger carriers that may be able to generate higher amounts of revenue and compete more efficiently.
     In addition, we compete with foreign carriers, both on interior U.S. routes, due to marketing and codesharing arrangements, and in international markets. Through marketing and codesharing arrangements with U.S. carriers, foreign carriers have obtained access to interior U.S. passenger traffic. Similarly, U.S. carriers have increased their ability to sell international transportation, such as transatlantic services to and beyond European cities, through alliances with international carriers. International marketing alliances formed by domestic and foreign carriers, including the Star Alliance (among United Airlines, Lufthansa German Airlines and others and which Continental has announced its intention to join in October 2009) and the oneworld Alliance (among American Airlines, British Airways and others) have also significantly increased competition in international markets. The adoption of liberalized Open Skies Aviation Agreements with an increasing number of countries around the world, including in particular the Open Skies agreement between the United States and the Member States of the European Union, has accelerated this trend. Negotiations are under way between the United States and other countries, such as Japan, regarding similar agreements with countries, which, if effectuated, could significantly increase competition in these markets.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.
     The rapid spread of a contagious illness, such as the H1N1 flu virus, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Further acceleration of the spread of H1N1 during the flu season in the Northern Hemisphere could have a significant adverse impact on the demand for air travel and as a result our financial results in addition to the impact that we experienced during the spring of 2009. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any part of the world in which we operate may have a materially adverse impact on our business and results of operations.
Terrorist attacks or international hostilities may adversely affect our business, financial condition and operating results.
     The terrorist attacks of September 11, 2001 caused fundamental and permanent changes in the airline industry, including substantial revenue declines and cost increases, which resulted in industry-wide liquidity issues. Additional terrorist attacks or fear of such attacks, even if not made directly on the airline industry, would negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.
The airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.
     Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring expenses to comply with the FAA’s regulations.
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
     Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast United States, have included concepts such as “congestion-based” landing fees, “slot auctions” or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. Furthermore, events related to extreme weather delays have caused Congress and the U.S. Department of Transportation to consider proposals related to airlines’ handling of lengthy flight delays during extreme weather conditions. The enactment of such proposals could have a significant negative impact on our operations. In addition, some states have also enacted or considered enacting such regulations.

     Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission is seeking to impose an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. Laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results.
     We and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the United States, certain European government agencies are initiating inquiries into airline privacy practices. Compliance with these regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.
Our insurance costs have increased substantially as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs or reductions in coverage could have a material adverse impact on our business and operating results.
     As a result of the terrorist attacks on September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events. At the same time, aviation insurers significantly increased the premiums for such coverage and for aviation insurance in general. Since September 24, 2001, the U.S. government has been providing U.S. airlines with war-risk insurance to cover losses, including those resulting from terrorism, to passengers, third parties (ground damage) and the aircraft hull. The coverage currently extends through August 31, 2010. The withdrawal of government support of airline war-risk insurance would require us to obtain war-risk insurance coverage commercially, if available. Such commercial insurance could have substantially less desirable coverage than that currently provided by the U.S. government, may not be adequate to protect our risk of loss from future acts of terrorism, may result in a material increase to our operating expenses or may not be obtainable at all, resulting in an interruption to our operations.
ITEM 6. Exhibits.
(a)	Exhibits:
31.1	Certification by Northwest’s President and Chief Operating Officer with respect to Northwest’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

31.2	Certification by Northwest’s Senior Vice President & Treasurer with respect to Northwest’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2009.

Northwest Airlines Corporation
By	/s/ Paul Jacobson
Paul Jacobson
Senior Vice President & Treasurer (Principal Financial and Accounting Officer)